Form 10-Q
period 2016-03-31
YRC Worldwide Inc.
filed 2016-04-28
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2016
Common Stock, $0.01 par value per share	33,256,401 shares

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries
(Amounts in millions except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$184.9	$173.8
Restricted amounts held in escrow	20.5	58.8
Accounts receivable, net	463.5	427.4
Prepaid expenses and other	84.3	74.4
Total current assets	753.2	734.4
Property and Equipment:
Cost	2,824.1	2,822.8
Less – accumulated depreciation	(1,907.3)	(1,885.5)
Net property and equipment	916.8	937.3
Intangibles, net	36.5	40.4
Restricted amounts held in escrow	74.5	63.4
Deferred income taxes, net	23.0	23.0
Other assets	59.8	80.9
Total Assets	$1,863.8	$1,879.4
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$164.7	$161.1
Wages, vacations and employee benefits	188.3	195.1
Deferred income taxes, net	23.0	23.0
Claims and insurance accruals	123.0	125.0
Other accrued taxes	31.3	29.8
Other current and accrued liabilities	28.8	23.6
Current maturities of long-term debt	16.0	15.9
Total current liabilities	575.1	573.5
Other Liabilities:
Long-term debt, less current portion	1,044.2	1,046.5
Deferred income taxes, net	3.8	3.7
Pension and postretirement	341.2	339.9
Claims and other liabilities	292.2	295.2
Commitments and contingencies
Shareholders’ Deficit:
Preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	0.3	0.3
Capital surplus	2,313.9	2,312.6
Accumulated deficit	(2,251.3)	(2,239.3)
Accumulated other comprehensive loss	(362.9)	(360.3)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(392.7)	(379.4)
Total Liabilities and Shareholders’ Deficit	$1,863.8	$1,879.4
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE LOSS
YRC Worldwide Inc. and Subsidiaries
For the Three Months Ended March 31
(Amounts in millions except per share data, shares in thousands)
(Unaudited)

	Three Months
	2016	2015
Operating Revenue	$1,120.3	$1,186.4
Operating Expenses:
Salaries, wages and employee benefits	698.1	707.3
Operating expenses and supplies	190.2	228.2
Purchased transportation	115.5	133.4
Depreciation and amortization	40.7	41.6
Other operating expenses	62.7	70.9
(Gains) losses on property disposals, net	(0.3)	1.3
Total operating expenses	1,106.9	1,182.7
Operating Income	13.4	3.7
Nonoperating Expenses:
Interest expense	26.1	27.6
Other, net	1.1	(3.7)
Nonoperating expenses, net	27.2	23.9
Loss before income taxes	(13.8)	(20.2)
Income tax (benefit) expense	(1.8)	1.4
Net loss	(12.0)	(21.6)
Other comprehensive loss, net of tax	(2.6)	(0.6)
Comprehensive Loss Attributable to YRC Worldwide Inc.	$(14.6)	$(22.2)

Average Common Shares Outstanding – Basic	32,264	30,799
Average Common Shares Outstanding – Diluted	32,264	30,799

Loss Per Share – Basic	$(0.37)	$(0.70)
Loss Per Share – Diluted	$(0.37)	$(0.70)
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Three Months Ended March 31
(Amounts in millions)
(Unaudited)

	2016	2015
Operating Activities:
Net loss	$(12.0)	$(21.6)
Noncash items included in net loss:
Depreciation and amortization	40.7	41.6
Noncash equity based compensation and employee benefits expense	5.2	4.5
(Gains) losses on property disposals, net	(0.3)	1.3
Gain on disposal of equity method investment	(2.3)	—
Other noncash items, net	4.4	1.7
Changes in assets and liabilities, net:
Accounts receivable	(35.2)	(46.4)
Accounts payable	(0.8)	25.6
Other operating assets	(6.9)	(7.1)
Other operating liabilities	(3.9)	(25.4)
Net cash used in operating activities	(11.1)	(25.8)
Investing Activities:
Acquisition of property and equipment	(19.8)	(21.3)
Proceeds from disposal of property and equipment	4.4	5.5
Restricted escrow receipts	27.2	21.0
Restricted escrow deposits	—	(10.0)
Proceeds from disposal of equity method investment, net	14.6	—
Other, net	—	0.4
Net cash provided by (used in) investing activities	26.4	(4.4)
Financing Activities:
Repayments of long-term debt	(4.2)	(4.5)
Net cash used in financing activities	(4.2)	(4.5)
Net Increase (Decrease) In Cash and Cash Equivalents	11.1	(34.7)
Cash and Cash Equivalents, Beginning of Period	173.8	171.1
Cash and Cash Equivalents, End of Period	$184.9	$136.4

Supplemental Cash Flow Information:
Interest paid	$(19.8)	$(25.6)
Income tax refund (payment), net	(1.4)	2.2
Debt redeemed for equity consideration	—	17.9
The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Three Months Ended March 31, 2016
(Amounts in millions)
(Unaudited)

Preferred Stock:
Beginning and ending balance	$—
Common Stock:
Beginning and ending balance	$0.3
Capital Surplus:
Beginning balance	$2,312.6
Equity-based compensation	1.3
Ending balance	$2,313.9
Accumulated Deficit:
Beginning balance	$(2,239.3)
Net loss	(12.0)
Ending balance	$(2,251.3)
Accumulated Other Comprehensive Loss:
Beginning balance	$(360.3)
Reclassification of net pension actuarial losses to net income, net of tax	3.4
Foreign currency translation adjustments	4.4
Reclassification of foreign currency translation gains to net loss	$(10.4)
Ending balance	$(362.9)
Treasury Stock, At Cost:
Beginning and ending balance	$(92.7)
Total Shareholders’ Deficit	$(392.7)
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

1. Description of Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide,” the “Company,” “we,” “us” or “our”) is a holding company that, through wholly owned operating subsidiaries, offers its customers a wide range of transportation services. We have one of the largest, most comprehensive less-than-truckload (“LTL”) networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer expertise in LTL shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence. Our reporting segments include the following:

•
YRC Freight is the reporting segment that focuses on longer haul business opportunities with national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management. This reporting segment includes YRC Inc. (“YRC Freight”), a U.S. LTL subsidiary, and Reimer Express (“YRC Reimer”), a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States and Canada, YRC Freight also serves parts of Mexico, Puerto Rico and Guam.

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

At March 31, 2016, approximately 78% of our labor force is subject to collective bargaining agreements, which predominantly expire in March 2019.

2. Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of YRC Worldwide and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We report on a calendar year basis. The quarters of the Regional Transportation companies (with the exception of New Penn) consist of thirteen weeks that end on a Saturday either before or after the end of March, June and September, whereas all other operating segment quarters end on the natural calendar quarter end. Our investment in our Chinese joint venture, a non-majority owned affiliate, was sold in March 2016 and accounted for on the equity method.

We make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and notes. Actual results could differ from those estimates. We have prepared the Consolidated Financial Statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, we have made all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included in these financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Fair Value of Financial Instruments

The following table summarizes the fair value hierarchy of our financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2016:

		Fair Value Measurement Hierarchy
(in millions)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$20.5	$20.5	$—	$—
Restricted amounts held in escrow-long term	74.5	74.5	—	—
Total assets at fair value	$95.0	$95.0	$—	$—

Restricted amounts held in escrow are invested in money market accounts and are recorded at fair value based on quoted market prices. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments.

Equity Method Investment

On October 23, 2015, the Company entered into a sale and purchase agreement to sell its fifty percent equity interest in its Chinese joint venture, JHJ International Transportation Co., Ltd. (“JHJ”), for a purchase price of $16.3 million, which subsequently closed on March 30, 2016. At closing, we received proceeds of $16.3 million and paid transaction fees of $1.7 million. As of March 30, 2016, the carrying value of the investment was $22.7 million with an offsetting cumulative foreign translation adjustment of $10.4 million, resulting in a net gain on the transaction of $2.3 million. The gain on the transaction is reflected in “Nonoperating expense - other, net” in the accompanying statement of consolidated comprehensive loss.

Reclassifications Out of Accumulated Other Comprehensive Loss

For the three months ended March 31, 2016 and 2015, we reclassified the amortization of our net pension loss totaling $3.4 million and $4.1 million, respectively, net of tax, from accumulated other comprehensive loss to net loss. This reclassification is a component of net periodic pension cost and is discussed in the “Employee Benefits” footnote.

Impact of Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, statutory tax withholding requirements, and classification of related amounts within the statement of cash flows. The new standard will become effective for the Company beginning with the first quarter of 2017, with early adoption permitted. The Company is currently evaluating the impacts the adoption of this accounting guidance will have on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize most leases, including operating leases, on-balance sheet via a right of use asset and lease liability. Lessees are permitted to make an accounting policy election to not recognize an asset or liability for leases with a term of 12 months or less. Additional qualitative and quantitative disclosures will be required. The new standard will be effective for the Company for its annual reporting period beginning January 1, 2019, including interim periods within that reporting period. Early application is permitted. The ASU requires a modified retrospective transition, which means the Company will be required to apply the new guidance at the beginning of the earliest period presented in the financial statements; however, companies may elect to apply certain practical expedients on transition. The Company is currently evaluating the impacts of this new standard to its consolidated balance sheets, results of operations and related disclosures.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective date, which defers the effective date of ASU 2014-9, Revenue from Contracts with Customers. The new standard will supersede much of the previous requirements in ASU-605, Revenue Recognition and most industry specific guidance and introduces a five-step model to determine when and how revenue is recognized. The premise of the new model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period. Early application is permitted for annual periods beginning January 1, 2017. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect. The Company continues to assess the method of application and impact, if any, on our consolidated balance sheets, results of operations and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, which required debt issue costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the accounting treatment for debt discounts. The Company adopted the standard as of January 1, 2016 and applied it retrospectively. The December 31, 2015 consolidated balance sheet was adjusted to reflect the reclassification of $15.2 million in debt issuance costs from “Other assets” to “Long-term debt.” There was no other impact as a result of the adoption of this standard.

3. Debt and Financing

Our outstanding debt as of March 31, 2016 consisted of the following:

As of March 31, 2016 (in millions)	Par Value	Discount	Debt Issuance Costs	Book Value	Stated Interest Rate		Average Effective Interest Rate
Term Loan	$684.3	$(3.9)	$(11.7)	$668.7	8.00%	(a)	8.20%
ABL Facility	—	—	—	—	N/A		N/A
Secured Second A&R CDA	44.0	—	(0.3)	43.7	3.3-18.3%		7.3%
Unsecured Second A&R CDA	73.2	—	(0.4)	72.8	3.3-18.3%		7.3%
Lease financing obligations	276.6	—	(1.6)	275.0	9.0-18.2%		12.0%
Total debt	$1,078.1	$(3.9)	$(14.0)	$1,060.2
Current maturities of Term Loan	(7.0)	—	—	(7.0)
Current maturities of lease financing obligations	(9.0)	—	—	(9.0)
Long-term debt	$1,062.1	$(3.9)	$(14.0)	$1,044.2
(a) Variable interest rate of 1, 3 or 6-month LIBOR, with a floor of 1.0% plus a fixed margin of 7.0% if the total leverage ratio is equal to or less than 3.25 to 1.00, or 7.25% if the total leverage ratio is higher than 3.25 to 1.00.

ABL Facility Availability

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and net cash flow from operations. As of March 31, 2016, we had cash and cash equivalents of $184.9 million and the borrowing base and maximum availability on our asset based loan facility (the “ABL Facility”) were $442.9 million and $81.5 million, respectively. The maximum availability is calculated in accordance with the terms of the ABL Facility and is derived by reducing the borrowing base by our $361.4 million of outstanding letters of credit.  While our ABL Agreement permits us to access maximum availability outside of certain financial covenant restrictions (which restrictions did not limit our availability as of March 31, 2016), the maximum amount we expect to access on our ABL Facility at any time is maximum availability less the lower of 10% of the borrowing base ($44.3 million at March 31, 2016) or 10% of the collateral line cap ($45.0 million at March 31, 2016). Thus, of the $81.5 million in maximum availability, we expected to access no more than $37.2 million as of March 31, 2016 (“Managed Accessibility”).  As a result, we had cash and cash equivalents and Managed Accessibility of $222.1 million as of March 31, 2016.

Credit Facility Covenants

The credit agreement (the “Term Loan Agreement”) governing our term loan facility (the “Term Loan”) has certain financial covenants, as amended in September 2014, that, among other things, restricts certain capital expenditures and requires us to maintain a maximum total leverage ratio (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA, each as defined below).

Our total maximum leverage ratio covenants are as follows:

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
March 31, 2016	4.00 to 1.00	March 31, 2017	3.25 to 1.00
June 30, 2016	3.75 to 1.00	June 30, 2017	3.25 to 1.00
September 30, 2016	3.75 to 1.00	September 30, 2017	3.25 to 1.00
December 31, 2016	3.50 to 1.00	December 31, 2017 and thereafter	3.00 to 1.00

Consolidated Adjusted EBITDA, defined in our Term Loan Agreement as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring professional fees, nonrecurring consulting fees, expenses associated with certain lump sum payments to our International Brotherhood of Teamsters (“IBT”) employees and the results of permitted dispositions and discontinued operations. Consolidated Total Debt, as defined in our Term Loan Agreement, is the aggregate principal amount of indebtedness outstanding. Our total leverage ratio for the four consecutive fiscal quarters ending March 31, 2016 was 3.20 to 1.00.

We believe that our results of operations will be sufficient to allow us to comply with the covenants in the Term Loan Agreement, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for at least the next twelve months. In order for us to maintain compliance with the maximum total leverage ratio over the tenor of the Term Loan and satisfy our liquidity needs, we must achieve slight improvement over our recent results. Improvements to our profitability may include ongoing successful implementation and realization of pricing, productivity and efficiency initiatives, as well as increased volume, some of which are outside of our control.

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	March 31, 2016		December 31, 2015
(in millions)	Book Value	Fair value	Book Value	Fair value
Term Loan	$668.7	$555.0	$669.0	$594.6
Lease financing obligations	275.0	253.1	276.3	282.9
Second A&R CDA	116.5	95.1	117.1	102.1
Total debt	$1,060.2	$903.2	$1,062.4	$979.6

The fair values of the Term Loan and the Secured and Unsecured Second Amended and Restated Contribution Deferral Agreement (the “Second A&R CDA”) were estimated based on observable prices (level two inputs for fair value measurements). The fair value of the lease financing obligations is estimated using a publicly traded secured loan with similar characteristics (level three input for fair value measurement).

Leases

As of March 31, 2016, our minimum rental expense under operating leases for the remainder of the year was $67.2 million. As of March 31, 2016, our operating lease payment obligations through 2030 totaled $290.2 million and is expected to increase as we lease additional revenue equipment. Additionally, for the three months ended March 31, 2016, we entered into new operating leases for revenue equipment totaling $29.5 million in future lease payments, payable over an average lease term of five years.

Our capital expenditures for the three months ended March 31, 2016 and 2015 were $19.8 million and $21.3 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, to refurbish engines for our revenue fleet, and capitalized costs for technology infrastructure.

4. Employee Benefits

Qualified and Nonqualified Defined Benefit Pension Plans

The following table presents the components of our company-sponsored pension costs for the three months ended March 31:

	Three Months
(in millions)	2016	2015
Service cost	$1.6	$1.2
Interest cost	14.0	14.3
Expected return on plan assets	(14.1)	(15.0)
Amortization of net pension loss	3.4	4.0
Total periodic pension cost	$4.9	$4.5

We expect to contribute $45.3 million to our company-sponsored pension plans in 2016 of which we have contributed $0.2 million through March 31, 2016.

Performance Incentive Awards

The Company granted performance stock units in February 2016 that will be settled in cash as the stock units vest equally over the next three years, with the first vesting occurring in February 2017. The awards will be liability classified and remeasured to fair value at each reporting date until settlement.

5. Income Taxes

Our effective tax rate for the three months ended March 31, 2016 was 13.0%, compared to (6.9)% for the three months ended March 31, 2015. The significant items impacting the 2016 rate include a provision for federal alternative minimum tax, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2016. The significant items impacting the 2015 rate include a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2015. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At March 31, 2016 and December 31, 2015, substantially all of our net deferred tax assets were subject to a valuation allowance.

6. Shareholders’ Deficit

The following reflects the activity in the shares of our common stock for the three months ended March 31, 2016:

(shares in thousands)	2016
Beginning balance	32,141
Issuance of equity awards	315
Ending balance	32,456

7. Loss Per Share

Given our net loss position for the three months ended March 31, 2016 and March 31, 2015, there were no dilutive securities for these periods. At March 31, 2016 and 2015, our anti-dilutive unvested shares, options, and stock units are approximately 499,000 and 1,154,000, respectively.

8. Business Segments

We report financial and descriptive information about our reporting segments on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments. We evaluate segment performance primarily on external revenue, operating income (loss), and operating ratio.

We charge management fees and other corporate service fees to our reporting segments based on the benefits received or an overhead allocation basis. Corporate and other operating losses represent residual operating expenses of the holding company. Corporate identifiable assets primarily consist of cash and cash equivalents. Intersegment revenue primarily relates to transportation services between our segments.

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Corporate/ Eliminations	Consolidated
As of March 31, 2016
Identifiable assets	$1,374.5	$673.6	$(184.3)	$1,863.8
As of December 31, 2015
Identifiable assets	$1,351.5	$652.9	$(125.0)	$1,879.4
Three Months Ended March 31, 2016
External revenue	$695.7	$424.8	$(0.2)	$1,120.3
Operating income (loss)	$4.1	$12.4	$(3.1)	$13.4
Three Months Ended March 31, 2015
External revenue	$737.6	$448.8	$—	$1,186.4
Operating income (loss)	$0.2	$4.6	$(1.1)	$3.7

9. Commitments, Contingencies and Uncertainties

California Labor Law Change

In October 2015, California adopted new rules governing the payment of piece-rate compensation. New California Labor Code section 226.2 sets forth requirements for the payment of a separate hourly wage for “nonproductive” time worked by piece-rate employees, and separate payment for compensable rest and recovery periods to those employees. The Company continues to assess the impact of this new law and ongoing compliance measures. We are currently unable to determine the possible loss or range of loss.

Other Legal Matters

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

•
the success of our management team in implementing its strategic plan and continued operational and productivity improvements, including (without limitation) our continued ability to meet quality delivery performance standards and our ability to increase volume and yield, and the impact of those improvements on our future liquidity and profitability;

•
our ability to generate sufficient liquidity to satisfy our cash needs and future cash commitments, including (without limitation) our obligations related to our indebtedness and lease and pension funding requirements, and our ability to achieve increased cash flows through improvement in operations;

•	our ability to comply with scheduled increases in financial performance-related debt covenants;

•	our ability to finance the maintenance, acquisition and replacement of revenue equipment and other necessary capital expenditures;

•	our dependence on our information technology systems in our network operations and the production of accurate information, and the risk of system failure, inadequacy or security breach;

•	changes in equity and debt markets;

•	seasonal factors such as severe weather conditions;

•	the price of fuel;

•	changes in the cost of fuel or the index upon which we base our fuel surcharge and the effectiveness of our fuel surcharge program in protecting us against fuel price volatility;

•	competition and competitive pressure on pricing;

•	expense volatility, including (without limitation) volatility due to changes in purchased transportation service or pricing for purchased transportation;

•
our ability to comply and the cost of compliance with federal, state, local and foreign laws and regulations, including (without limitation) labor laws and laws and regulations regarding the environment;

•	a terrorist attack;

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
Consolidated Results of Operations — an analysis of our consolidated results of operations for the three months ended March 31, 2016 and 2015.
Reporting Segment Results of Operations — an analysis of our results of operations for the three months ended March 31, 2016 and 2015 for our YRC Freight and Regional Transportation reporting segments.
Certain Non-GAAP Financial Measures — an analysis of selected non-GAAP financial measures for the three months ended March 31, 2016 and 2015 and trailing twelve months ended March 31, 2016 and 2015.
Financial Condition/Liquidity and Capital Resources — a discussion of our major sources and uses of cash and an analysis of our cash flows and aggregate contractual obligations and commercial commitments.
The “first quarter” of the years discussed below refer to the three months ended March 31, respectively.
Our Business
YRC Worldwide is a holding company that, through wholly owned operating subsidiaries, offers our customers a wide range of transportation services. YRC Worldwide has one of the largest, most comprehensive LTL networks in North America with local, regional, national and international capabilities. Through its team of experienced service professionals, YRC Worldwide offers industry-leading expertise in LTL shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence.
We measure the performance of our business on both a consolidated basis and a reporting segment basis. We use several performance metrics, but rely primarily upon (without limitation) operating revenue, operating income (loss), and operating ratio. We also use certain non-GAAP financial measures as secondary measures to assess our operating performance.

•
Operating Revenue: Our operating revenue has two primary components: volume (commonly evaluated using number of shipments and weight per shipment) and yield or price (commonly evaluated on a dollar-per-hundred weight basis and a dollar-per-shipment basis). Yield includes fuel surcharge revenue, which is common in the trucking industry and represents an amount charged to customers that adjusts with changing fuel prices. We base our fuel surcharges on a published national index and adjust them weekly. Rapid material changes in the index or our cost of fuel can positively or negatively impact our revenue and operating income versus prior periods, as there is a lag in our adjustment of base rates in response to changes in fuel surcharge. We believe that fuel surcharge is an accepted and important component of the overall pricing of our services to our customers. Without an industry accepted fuel surcharge program, our base pricing for our transportation services would require numerous changes. We believe the distinction between base rates and fuel surcharge has blurred over time, and it is impractical to clearly separate all the different factors that influence the price that our customers are willing to pay. In general, under our present fuel surcharge program, we believe rising fuel costs are beneficial to us and falling fuel costs are detrimental to us in the short term.

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

◦
Adjusted EBITDA: a non-GAAP measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and further adjusts for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring professional fees, non-recurring consulting fees, expenses associated with certain lump sum payments to our IBT employees and the results of permitted dispositions, discontinued operations, among other items, as defined in our credit facilities. Adjusted EBITDA is used for internal management purposes as a financial measure that reflects our core operating performance, to measure compliance with financial covenants in our credit facilities and to pay certain executive bonus compensation.

Our non-GAAP financial measures have the following limitations:

◦	EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or fund principal payments on our outstanding debt;

◦
Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to fund restructuring professional fees, nonrecurring consulting fees, letter of credit fees, service interest, principal payments on our outstanding debt or lump sum payments to our IBT employees required under the Memorandum of Understanding;

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

◦	Other companies in our industry may calculate Adjusted EBITDA differently than we do, potentially limiting its usefulness as a comparative measure.

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

The table below provides summary consolidated financial information for the first quarter of 2016 and 2015:

	First Quarter
(in millions)	2016	2015	Percent Change
Operating revenue	$1,120.3	$1,186.4	(5.6)%
Operating income	$13.4	$3.7	NM*
Nonoperating expenses, net	$27.2	$23.9	13.8%
Net loss	$(12.0)	$(21.6)	44.4%
(*) not meaningful

First Quarter of 2016 Compared to the First Quarter of 2015

Our consolidated operating revenue decreased $66.1 million, or 5.6%, during the first quarter of 2016 compared to the same period in 2015. The decrease in revenue is primarily attributed to a reduction in fuel surcharge revenue and declines in volumes, partially offset by yield improvements.

Total operating expenses for the first quarter of 2016 decreased $75.8 million, or 6.4%, compared to the same period in 2015. The decrease in total operating expenses was primarily driven by:

•
The $38.0 million, or 16.7%, decrease in operating expenses and supplies in the first quarter of 2016 was primarily the result of a $34.4 million decrease in fuel expense compared to the first quarter of 2015. This decrease was largely driven by lower fuel prices on a per gallon basis, as well as fewer miles driven. Additionally, vehicle maintenance expense decreased by $4.5 million due to lower maintenance costs and fewer miles driven in the first quarter 2016, as compared to the first quarter 2015.

•
The $17.9 million, or 13.4%, decrease in purchased transportation was primarily due to a decrease in rail and local purchased transportation expense due to a reduction in shipment volumes and lower rail and road rates, which is principally related to lower fuel surcharges paid to our providers in the first quarter of 2016, as compared to the first quarter of 2015.

•
The $9.2 million, or 1.3%, decrease in salaries, wages and employee benefits was primarily attributed to a $9.8 million decrease in salaries and wages primarily driven by a decrease in shipping volumes, which required fewer employee hours to process freight.

•
The $8.2 million, or 11.6%, decrease in other operating expenses was primarily driven by a $6.4 million decrease in our property damage and liability claims expense as a result of more favorable development of our outstanding claims in the first quarter of 2016, as compared to the first quarter of 2015.

Nonoperating expenses increased $3.3 million in the first quarter of 2016 compared to the first quarter of 2015 primarily driven by a $7.5 million increase in foreign currency loss, offset by a $2.3 million gain on the disposal of JHJ and a $1.5 million decrease in interest expense primarily due to lower outstanding debt.

Our effective tax rate for the first quarter of 2016 and 2015 was 13.0% and (6.9)%, respectively. Significant items impacting the 2016 rate include a provision for federal alternative minimum tax, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2016. The significant items impacting the 2015 rate include a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2015. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At March 31, 2016 and December 31, 2015, substantially all of our net deferred tax assets are subject to a valuation allowance.

Reporting Segment Results of Operations

We evaluate our operating performance using our YRC Freight and Regional Transportation reporting segments:

•
YRC Freight is the reporting segment that focuses on longer haul business opportunities with national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management. This reporting segment includes our LTL subsidiary YRC Freight, and YRC Reimer, a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States and Canada, YRC Freight also serves parts of Mexico, Puerto Rico and Guam.

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

YRC Freight Results

YRC Freight represented 62.1% and 62.2% of consolidated operating revenue for the first quarter of 2016 and 2015, respectively. The table below provides summary financial information for YRC Freight for the first quarter of 2016 and 2015:

	First Quarter
(in millions)	2016	2015	Percent Change
Operating revenue	$695.7	$737.6	(5.7)%
Operating income	$4.1	$0.2	NM*
Operating ratio(a)	99.4%	100.0%	0.6	pp

(a)	pp represents the change in percentage points
(*) not meaningful

First Quarter of 2016 Compared to the First Quarter of 2015

YRC Freight reported operating revenue of $695.7 million in the first quarter of 2016, a decrease of $41.9 million, or 5.7%, compared to the same period in 2015. The decrease in revenue is primarily attributed to a reduction in fuel surcharge revenue and declines in volume, partially offset by improved yield. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the first quarter of 2016 compared to the first quarter of 2015:

	First Quarter
	2016	2015	Percent Change(b)
Workdays	63.5	62.5

Total picked up revenue (in millions)(a)	$695.6	$737.4	(5.7)%
Total tonnage (in thousands)	1,485	1,566	(5.2)%
Total tonnage per day (in thousands)	23.38	25.05	(6.7)%
Total shipments (in thousands)	2,514	2,604	(3.5)%
Total shipments per day (in thousands)	39.58	41.66	(5.0)%
Total picked up revenue per hundred weight	$23.42	$23.55	(0.5)%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$21.42	$20.66	3.7%
Total picked up revenue per shipment	$277	$283	(2.3)%
Total picked up revenue per shipment (excluding fuel surcharge)	$253	$249	1.8%
Total weight per shipment (in pounds)	1,181	1,203	(1.8)%

	First Quarter
(in millions)	2016	2015
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$695.7	$737.6
Change in revenue deferral and other	(0.1)	(0.2)
Total picked up revenue	$695.6	$737.4
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods
(b) Percent change based on unrounded figures and not the rounded figures presented

Operating income for YRC Freight was $4.1 million in the first quarter of 2016 compared to $0.2 million in the first quarter of 2015, which reflects a $41.9 million decrease in operating revenue, offset by a $45.8 million decrease in total operating expenses.

The decrease in total operating expense consisted primarily of:

•
An $18.6 million, or 13.3%, decrease in total operating expenses and supplies in the first quarter of 2016 was primarily the result of an $18.3 million decrease in fuel expense compared to the first quarter of 2015, which was largely driven by lower fuel prices on a per gallon basis, fewer miles driven and improved fuel efficiency. Additionally, vehicle maintenance expense decreased by $2.2 million due to lower maintenance costs and fewer miles driven in the first quarter 2016, as compared to the first quarter 2015. These expense reductions were partially offset by a $4.1 million favorable legal settlement recorded in the first quarter of 2015, with no corresponding activity in the first quarter of 2016.

•
A $17.1 million, or 16.5%, decrease in purchased transportation was primarily due to a decrease in rail, local and over-the-road purchased transportation expense due to a reduction in shipment volumes and lower rail and road rates, which is principally related to lower fuel surcharges paid to our providers, in the first quarter of 2016, as compared to the first quarter of 2015.

•
A $6.0 million, or 1.4%, decrease in salaries, wages and employee benefits was driven by a $7.3 million decrease in salaries and wages primarily driven by a decrease in shipping volumes, which required fewer employee hours to process freight and improved employee productivity.

Regional Transportation Results

Regional Transportation represented 37.9% and 37.8% of consolidated revenue in the first quarter of 2016 and 2015, respectively. The table below provides summary financial information for Regional Transportation for the first quarter of 2016 and 2015:

	First Quarter
(in millions)	2016	2015	Percent Change
Operating revenue	$424.8	$448.8	(5.3)%
Operating income	$12.4	$4.6	169.6%
Operating ratio(a)	97.1%	99.0%	1.9	pp

(a)	pp represents the change in percentage points

First Quarter of 2016 Compared to the First Quarter of 2015

Regional Transportation reported operating revenue of $424.8 million for the first quarter of 2016, a decrease of $24.0 million, or 5.3%, from the first quarter of 2015. The decrease in revenue is primarily attributed to a reduction in fuel surcharge revenue and declines in volume, partially offset by improved yield. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the first quarter of 2016 compared to the first quarter of 2015:

	First Quarter
	2016	2015	Percent Change(b)
Workdays	64.5	64.5

Total picked up revenue (in millions)(a)	$425.1	$449.1	(5.3)%
Total tonnage (in thousands)	1,900	1,976	(3.8)%
Total tonnage per day (in thousands)	29.46	30.64	(3.8)%
Total shipments (in thousands)	2,558	2,617	(2.3)%
Total shipments per day (in thousands)	39.65	40.58	(2.3)%
Total picked up revenue per hundred weight	$11.19	$11.36	(1.6)%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$10.27	$10.03	2.4%
Total picked up revenue per shipment	$166	$172	(3.1)%
Total picked up revenue per shipment (excluding fuel surcharge)	$153	$151	0.8%
Total weight per shipment (in pounds)	1,486	1,510	(1.6)%

	First Quarter
(in millions)	2016	2015
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$424.8	$448.8
Change in revenue deferral and other	0.3	0.3
Total picked up revenue	$425.1	$449.1
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods
(b) Percent change based on unrounded figures and not the rounded figures presented

Operating income for Regional Transportation was $12.4 million for the first quarter of 2016, an increase of $7.8 million from the same period in 2015, which reflects a $24.0 million decrease in revenue, offset by a $31.8 million decrease in total operating expenses.

The decrease in total operating expenses was primarily driven by:

•
A $19.2 million, or 20.0%, decrease in operating expenses and supplies in the first quarter of 2016 was primarily the result of a $16.1 million decrease in fuel expense compared to the first quarter of 2015. This decrease was largely driven by lower fuel prices on a per gallon basis and fewer miles driven.

•
A $6.0 million, or 19.5%, decrease in other operating expense was primarily driven by a $5.2 million decrease in our property damage and liability claims expense as a result of more favorable development on our prior year claims in the first quarter of 2016, as compared to the first quarter of 2015.

•
A $5.3 million, or 2.0%, decrease in salaries, wages and employee benefits was driven by a $4.5 million decrease in salaries and wages primarily driven by a decrease in shipping volumes, which required fewer employee hours to process freight.

Certain Non-GAAP Financial Measures

As discussed in the “Our Business” section, we use certain non-GAAP financial measures to assess performance. These measures should be considered in addition to the results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, our GAAP financial measures. For segment adjusted EBITDA, we present the reconciliation from operating income (loss) to Adjusted EBITDA as it is consistent with how we measure performance.

Consolidated Adjusted EBITDA

The reconciliation of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA (defined in our Term Loan Agreement as “Consolidated EBITDA”) for the first quarter of 2016 and 2015, and the trailing twelve months ended March 31, 2016 and 2015, is as follows:

	First Quarter		Trailing Twelve Months Ended	Trailing Twelve Months Ended
(in millions)	2016	2015	March 31, 2016	March 31, 2015
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$(12.0)	$(21.6)	$10.3	$(19.1)
Interest expense, net	26.0	27.4	105.7	118.7
Income tax expense (benefit)	(1.8)	1.4	(8.3)	(10.6)
Depreciation and amortization	40.7	41.6	162.8	164.2
EBITDA	52.9	48.8	270.5	253.2
Adjustments for Term Loan Agreement:
(Gains) losses on property disposals, net	(0.3)	1.3	0.3	(10.8)
Letter of credit expense	2.2	2.2	8.8	9.1
Restructuring professional fees	—	—	0.2	3.1
Nonrecurring consulting fees	—	2.9	2.2	2.9
Permitted dispositions and other	—	0.2	0.2	1.8
Equity based compensation expense	1.8	0.5	9.8	8.2
Amortization of ratification bonus	4.6	5.2	18.3	20.8
Loss on extinguishment of debt	—	0.6	—	0.6
Non-union pension settlement charge	—	—	28.7	—
Other, net(a)	1.7	(2.9)	(1.6)	(8.5)
Adjusted EBITDA	$62.9	$58.8	$337.4	$280.4

(a) As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Segment Adjusted EBITDA

The following represents Adjusted EBITDA by segment for the first quarter of 2016 and 2015:

	First Quarter
(in millions)	2016	2015
Adjusted EBITDA by segment:
YRC Freight	$30.1	$32.1
Regional Transportation	33.4	26.2
Corporate and other	(0.6)	0.5
Adjusted EBITDA	$62.9	$58.8

The reconciliation of operating income (loss), by segment, to Adjusted EBITDA for the first quarter of 2016 and 2015 is as follows:

	First Quarter
YRC Freight segment (in millions)	2016	2015
Reconciliation of operating income to Adjusted EBITDA:
Operating income	$4.1	$0.2
Depreciation and amortization	22.7	23.9
Gains on property disposals, net	(0.8)	(0.2)
Letter of credit expense	1.4	1.5
Nonrecurring consulting fees	—	2.9
Amortization of ratification bonus	3.0	3.3
Other, net(a)	(0.3)	0.5
Adjusted EBITDA	$30.1	$32.1
 (a) As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA.

	First Quarter
Regional Transportation segment (in millions)	2016	2015
Reconciliation of operating income to Adjusted EBITDA:
Operating income	$12.4	$4.6
Depreciation and amortization	18.0	17.7
Losses on property disposals, net	0.5	1.5
Letter of credit expense	0.7	0.5
Amortization of ratification bonus	1.6	1.9
Other, net(a)	0.2	—
Adjusted EBITDA	$33.4	$26.2
 (a) As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA.

	First Quarter
Corporate and other (in millions)	2016	2015
Reconciliation of operating loss to Adjusted EBITDA:
Operating loss	$(3.1)	$(1.1)
Letter of credit expense	0.1	0.2
Permitted dispositions and other	—	0.2
Equity based compensation expense	1.8	0.5
Other, net(a)	0.6	0.7
Adjusted EBITDA	$(0.6)	$0.5
 (a) As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective net operating cash flows from operations. As of March 31, 2016, we had cash and cash equivalents of $184.9 million and the borrowing base and maximum availability on our ABL Facility were $442.9 million and $81.5 million, respectively. The maximum availability is calculated in accordance with the terms of the ABL Facility and is derived by reducing the borrowing base by our $361.4 million of outstanding letters of credit.  While our ABL Agreement permits us to access maximum availability outside of certain financial covenant restrictions (which restrictions did not limit our availability as of March 31, 2016), the maximum amount we expect to access on our ABL Facility at any time is maximum availability less the lower of 10% of the borrowing base ($44.3 million at March 31, 2016) or 10% of the collateral line cap ($45.0 million at March 31, 2016). Thus, of the $81.5 million in maximum availability, our Managed Accessibility was $37.2 million as of March 31, 2016.  As a result, we had cash and cash equivalents and Managed Accessibility of $222.1 million as of March 31, 2016.

Outside of funding normal operations, our principal uses of cash include making contributions to our single-employer pension plans and various multi-employer pension funds, and meeting our other cash obligations including, but not limited to, paying principal and interest on our funded debt, payments on our equipment leases and funding capital expenditures.

As of March 31, 2016, we had $1,078.1 million in aggregate par value of outstanding indebtedness, the majority of which matures in 2019. We also have future funding obligations for our single-employer pension plans and various multi-employer pension funds. We expect our funding obligations for the remainder of 2016 for our single-employer pension plans and multi-employer pension funds will be $45.1 million and $65.7 million, respectively. In addition, we have, and will continue to have, operating lease obligations. As of March 31, 2016, our minimum rental expense under operating leases for the remainder of the year is $67.2 million. As of March 31, 2016, our operating lease payment obligations through 2030 totaled $290.2 million and is expected to increase as we lease additional revenue equipment. Additionally, for the first quarter of 2016, we entered into new operating leases for revenue equipment totaling $29.5 million in future lease payments, payable over an average lease term of five years.

Our capital expenditures for the first quarter of 2016 and 2015 were $19.8 million and $21.3 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, to refurbish engines for our revenue fleet and capitalized costs for technology infrastructure.

As of March 31, 2016, our Standard & Poor’s Corporate Family Rating was “B-” and Moody’s Investor Service Corporate Family Rating was “B3”.

Credit Facility Covenants

Our Term Loan Agreement has certain financial covenants that, among other things, restricts certain capital expenditures and requires us to maintain a maximum total leverage ratio (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA, each as defined below). Refer to the “Debt and Financing” footnote for an overview of our Term Loan covenants.

We believe that our results of operations will be sufficient to allow us to comply with the covenants in the Term Loan Agreement, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for at least the next twelve months. In order for us to maintain compliance with the maximum total leverage ratio over the tenor of the Term Loan and satisfy our liquidity needs, we must achieve slight improvement over our recent results. Improvements to our profitability may include ongoing successful implementation and realization of pricing, productivity and efficiency initiatives, as well as increased volume, some of which are outside of our control.

Cash Flows

Operating Cash Flow

Net cash used in operating activities was $11.1 million and $25.8 million in the first quarter of 2016 and 2015, respectively. The improvement in operating cash flow is primarily attributable to a reduction in net loss of $12.0 million for the first quarter of 2016 compared to a net loss of $21.6 million for the first quarter of 2015, driven by profitability initiatives and decreased operating expenses.

Investing Cash Flow

Net cash provided by investing activities increased by $30.8 million during the first quarter of 2016 compared to the first quarter of 2015, largely driven by a net receipt of $27.2 million in restricted escrow refunds in 2016 compared to a net receipt of $11.0 million in 2015. Additionally, cash flows in 2016 included $14.6 million in net proceeds from the sale of JHJ.

Financing Cash Flow

Net cash used in financing activities for the first quarter of 2016 and 2015 was $4.2 million and $4.5 million, respectively, which consists solely of repayments on our long-term debt.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual cash obligations and other commercial commitments as of March 31, 2016.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of March 31, 2016:

	Payments Due by Period
(in millions)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Balance sheet obligations:
ABL Facility(a)	$9.0	$19.1	$—	$—	$28.1
Term Loan(b)	62.4	784.2	—	—	846.6
Lease financing obligations(c)	42.2	81.8	25.5	24.5	174.0
Pension deferral obligations(d)	8.7	17.5	123.9	—	150.1
Workers’ compensation and property damage and liability claims obligations(e)	108.2	131.1	58.0	100.7	398.0
Operating leases(f)	88.2	131.0	45.8	25.2	290.2
Other contractual obligations(g)	14.9	0.5	0.3	—	15.7
Capital expenditures(h)	13.0	2.9	—	—	15.9
Total contractual obligations	$346.6	$1,168.1	$253.5	$150.4	$1,918.6

(a)	The ABL Facility includes future payments for the letter of credit and unused line fees and are not included on the Company’s consolidated balance sheet.

(b)	The Term Loan includes principal and interest payments, but excludes unamortized discounts.

(c)
The lease financing obligations include interest payments of $54.2 million and principal payments of $119.8 million. The remaining principal obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

(d)	Pension deferral obligations includes principal and interest payments on the Second A&R CDA.

(e)	The workers’ compensation and property damage and liability claims obligations represent our estimate of future payments for these obligations, not all of which are contractually required.

(f)
Operating leases represent future payments, which include interest, under contractual lease arrangements primarily for revenue equipment and are not included on the Company’s consolidated balance sheets.

(g)	Other contractual obligations includes future service agreements and certain maintenance agreements and are not included on the Company’s consolidated balance sheets.

(h)	Capital expenditure obligations primarily includes noncancelable purchase orders for revenue equipment not yet delivered and are not included in the Company’s consolidated balance sheets.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Unused line of credit
ABL Facility(a)	$—	$81.5	$—	$—	$81.5
Letters of credit(b)	—	361.4	—	—	361.4
Surety bonds(c)	114.8	2.1	0.1	—	117.0
Total commercial commitments	$114.8	$445.0	$0.1	$—	$559.9

(a)
As of March 31, 2016, we held $95.0 million in restricted escrow, which represents cash collateral on our ABL Facility. Managed Accessibility was $37.2 million, which represents maximum availability of $81.5 million less the lower of 10% of the borrowing base or collateral line cap.

(b)
Letters of credit outstanding are generally required as collateral to support self-insurance programs and do not represent additional liabilities as the underlying self-insurance accruals are already included in our consolidated balance sheets.

(c)
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and fuel price volatility. The risk inherent in our market risk sensitive instruments and positions is the potential loss or increased expense arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of March 31, 2016 and have concluded that our disclosure controls and procedures were effective as of March 31, 2016.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” note to our consolidated financial statements included with this quarterly report on Form 10-Q.

Item 1A. Risk Factors

There were no material changes during the quarter to the Risk Factors disclosed in Part I, Item 1A - “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015.

Item 5. Other Information

Annual Meeting Results
We are providing the following disclosure in lieu of providing this information in a current report on Form 8-K pursuant to Item 5.07, “Submission of Matters to a Vote of Security Holders.”
The holders of our outstanding common stock and Series A Voting Preferred Stock, par value $1.00 per share (“Series A Preferred Stock”), voted together as a single class on all proposals at the Annual Meeting.
Each share of common stock and Series A Preferred Stock was entitled to one vote.
At the Annual Meeting, holders of our common stock and Series A Preferred Stock voted on the following proposals:
Proposal 1
Each nominee under Proposal 1 was elected to the Board of Directors.

Director Nominees	Number of Votes FOR	Number of Votes WITHHELD
Raymond J. Bromark	19,957,423	703,634
Matthew A. Doheny	19,775,390	885,667
Robert L. Friedman	19,963,327	697,730
James E. Hoffman	19,876,270	784,787
Michael J. Kneeland	19,787,825	873,232
Patricia M. Nazemetz	19,836,715	824,342
James L. Welch	19,931,013	730,044
James F. Winestock	19,943,450	717,607

Proposal 2
The advisory vote on named executive officer compensation was approved.

Number of Votes FOR	Number of Votes AGAINST	Number of Votes ABSTAINING
18,050,385	2,504,007	106,665

Proposal 3
The appointment of KPMG LLP as our independent registered public accounting firm for 2016 was ratified.

Number of Votes FOR	Number of Votes AGAINST	Number of Votes ABSTAINING
27,534,391	337,679	61,111

Item 6. Exhibits

10.1*	Form of Cash-Settled Performance Stock Unit Award Agreement
31.1*	Certification of James L. Welch filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Jamie G. Pierson filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of James L. Welch furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Jamie G. Pierson furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
__________________________

*	Indicates documents filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YRC WORLDWIDE INC.

Date: April 28, 2016	/s/ James L. Welch
James L. Welch
Chief Executive Officer

Date: April 28, 2016	/s/ Jamie G. Pierson
Jamie G. Pierson
Executive Vice President and
Chief Financial Officer