Form 10-Q
period 2016-06-30
YRC Worldwide Inc.
filed 2016-07-28
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2016
Common Stock, $0.01 par value per share	33,280,658 shares

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries
(Amounts in millions except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$243.5	$173.8
Restricted amounts held in escrow	61.4	58.8
Accounts receivable, net	483.5	427.4
Prepaid expenses and other	76.1	74.4
Total current assets	864.5	734.4
Property and Equipment:
Cost	2,819.2	2,822.8
Less – accumulated depreciation	(1,916.5)	(1,885.5)
Net property and equipment	902.7	937.3
Intangibles, net	34.2	40.4
Restricted amounts held in escrow	3.7	63.4
Deferred income taxes, net	23.0	23.0
Other assets	57.9	80.9
Total Assets	$1,886.0	$1,879.4
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$171.1	$161.1
Wages, vacations and employee benefits	207.1	195.1
Deferred income taxes, net	23.0	23.0
Claims and insurance accruals	123.1	125.0
Other accrued taxes	27.3	29.8
Other current and accrued liabilities	24.8	23.6
Current maturities of long-term debt	16.4	15.9
Total current liabilities	592.8	573.5
Other Liabilities:
Long-term debt, less current portion	1,028.0	1,046.5
Deferred income taxes, net	3.8	3.7
Pension and postretirement	329.5	339.9
Claims and other liabilities	291.7	295.2
Commitments and contingencies
Shareholders’ Deficit:
Preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	0.3	0.3
Capital surplus	2,316.5	2,312.6
Accumulated deficit	(2,224.2)	(2,239.3)
Accumulated other comprehensive loss	(359.7)	(360.3)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(359.8)	(379.4)
Total Liabilities and Shareholders’ Deficit	$1,886.0	$1,879.4
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
YRC Worldwide Inc. and Subsidiaries
For the Three and Six Months Ended June 30
(Amounts in millions except per share data, shares in thousands)
(Unaudited)

	Three Months		Six Months
	2016	2015	2016	2015
Operating Revenue	$1,207.6	$1,258.4	$2,327.9	$2,444.8
Operating Expenses:
Salaries, wages and employee benefits	718.7	715.5	1,416.8	1,422.8
Operating expenses and supplies	198.6	232.8	388.8	461.0
Purchased transportation	136.7	148.0	252.2	281.4
Depreciation and amortization	38.5	41.3	79.2	82.9
Other operating expenses	69.0	64.6	131.7	135.5
(Gains) losses on property disposals, net	(11.1)	(0.7)	(11.4)	0.6
Total operating expenses	1,150.4	1,201.5	2,257.3	2,384.2
Operating Income	57.2	56.9	70.6	60.6
Nonoperating Expenses:
Interest expense	26.2	27.9	52.3	55.5
Loss on extinguishment of debt	—	—	—	0.6
Other, net	(0.8)	0.7	0.3	(3.6)
Nonoperating expenses, net	25.4	28.6	52.6	52.5
Income before income taxes	31.8	28.3	18.0	8.1
Income tax expense	4.7	2.3	2.9	3.7
Net Income	27.1	26.0	15.1	4.4
Other comprehensive income, net of tax	3.2	5.4	0.6	4.8
Comprehensive Income Attributable to YRC Worldwide Inc.	$30.3	$31.4	$15.7	$9.2

Average Common Shares Outstanding – Basic	32,459	31,929	32,362	31,367
Average Common Shares Outstanding – Diluted	32,854	32,582	32,814	32,562

Income Per Share – Basic	$0.84	$0.81	$0.47	$0.14
Income Per Share – Diluted	$0.83	$0.80	$0.46	$0.13
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Six Months Ended June 30
(Amounts in millions)
(Unaudited)

	2016	2015
Operating Activities:
Net Income	$15.1	$4.4
Noncash items included in net income:
Depreciation and amortization	79.2	82.9
Noncash equity-based compensation and employee benefits expense	11.3	11.7
(Gains) losses on property disposals, net	(11.4)	0.6
Gain on disposal of equity method investment	(2.3)	—
Other noncash items, net	6.4	3.8
Changes in assets and liabilities, net:
Accounts receivable	(55.3)	(43.2)
Accounts payable	7.3	11.7
Other operating assets	3.2	(0.6)
Other operating liabilities	(6.0)	(40.2)
Net cash provided by operating activities	47.5	31.1
Investing Activities:
Acquisition of property and equipment	(47.3)	(42.6)
Proceeds from disposal of property and equipment	21.0	13.1
Restricted escrow receipts	57.1	42.0
Restricted escrow deposits	—	(10.0)
Proceeds from disposal of equity method investment, net	14.6	—
Other, net	—	0.4
Net cash provided by investing activities	45.4	2.9
Financing Activities:
Repayments of long-term debt	(21.4)	(9.1)
Debt issuance costs	(1.8)	—
Net cash used in financing activities	(23.2)	(9.1)
Net Increase In Cash and Cash Equivalents	69.7	24.9
Cash and Cash Equivalents, Beginning of Period	173.8	171.1
Cash and Cash Equivalents, End of Period	$243.5	$196.0

Supplemental Cash Flow Information:
Interest paid	$(44.2)	$(54.1)
Income tax refund (payment), net	(3.4)	0.4
Debt redeemed for equity consideration	—	17.9
The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Six Months Ended June 30, 2016
(Amounts in millions)
(Unaudited)

Preferred Stock:
Beginning and ending balance	$—
Common Stock:
Beginning and ending balance	$0.3
Capital Surplus:
Beginning balance	$2,312.6
Equity-based compensation	3.9
Ending balance	$2,316.5
Accumulated Deficit:
Beginning balance	$(2,239.3)
Net income	15.1
Ending balance	$(2,224.2)
Accumulated Other Comprehensive Loss:
Beginning balance	$(360.3)
Reclassification of net pension actuarial losses to net income, net of tax	6.8
Foreign currency translation adjustments	4.2
Reclassification of foreign currency translation gains to net income	(10.4)
Ending balance	$(359.7)
Treasury Stock, At Cost:
Beginning and ending balance	$(92.7)
Total Shareholders’ Deficit	$(359.8)
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

At June 30, 2016, approximately 78% of our labor force is subject to collective bargaining agreements, which predominantly expire in March 2019.

2. Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of YRC Worldwide and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We report on a calendar year basis. The quarters of the Regional Transportation companies (with the exception of New Penn) consist of thirteen weeks that end on a Saturday either before or after the end of March, June and September, whereas all other operating segment quarters end on the natural calendar quarter end. Our investment in our Chinese joint venture, a non-majority owned affiliate, was sold in March 2016 and was accounted for on the equity method.

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

Fair Value of Financial Instruments

The following table summarizes the fair value hierarchy of our financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2016:

		Fair Value Measurement Hierarchy
(in millions)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$61.4	$61.4	$—	$—
Restricted amounts held in escrow-long term	3.7	3.7	—	—
Total assets at fair value	$65.1	$65.1	$—	$—

Restricted amounts held in escrow are invested in money market accounts and are recorded at fair value based on quoted market prices. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments.

Equity Method Investment

On October 23, 2015, the Company entered into a sale and purchase agreement to sell its fifty percent equity interest in its Chinese joint venture, JHJ International Transportation Co., Ltd. (“JHJ”), for a purchase price of $16.3 million, which subsequently closed on March 30, 2016. At closing, we received proceeds of $16.3 million and paid transaction fees of $1.7 million. As of March 30, 2016, the carrying value of the investment was $22.7 million with an offsetting cumulative foreign translation adjustment of $10.4 million, resulting in a net gain on the transaction of $2.3 million. The gain on the transaction is reflected in “Nonoperating expenses - other, net” in the accompanying statement of consolidated comprehensive income for the six months ended June 30, 2016.

Reclassifications Out of Accumulated Other Comprehensive Loss

For the three and six months ended June 30, 2016, we reclassified the amortization of our net pension loss totaling $3.4 million and $6.8 million, respectively, net of tax, from accumulated other comprehensive loss to net income. For the three and six months ended June 30, 2015, we reclassified the amortization of our net pension loss totaling $3.9 million and $8.0 million respectively, net of tax, from accumulated other comprehensive loss to net income. This reclassification is a component of net periodic pension cost and is discussed in the “Employee Benefits” footnote.

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

3. Debt and Financing

Our outstanding debt as of June 30, 2016 consisted of the following:

As of June 30, 2016 (in millions)	Par Value	Discount	Debt Issuance Costs	Book Value	Stated Interest Rate		Average Effective Interest Rate
Term Loan	$682.5	$(3.6)	$(10.6)	$668.3	8.00%	(a)	8.20%
ABL Facility	—	—	—	—	N/A		N/A
Secured Second A&R CDA	30.5	—	(0.2)	30.3	3.3-18.3%		7.3%
Unsecured Second A&R CDA	73.2	—	(0.5)	72.7	3.3-18.3%		7.3%
Lease financing obligations	274.6	—	(1.5)	273.1	9.0-18.2%		12.0%
Total debt	$1,060.8	$(3.6)	$(12.8)	$1,044.4
Current maturities of Term Loan	(7.0)	—	—	(7.0)
Current maturities of lease financing obligations	(9.4)	—	—	(9.4)
Long-term debt	$1,044.4	$(3.6)	$(12.8)	$1,028.0
(a) Variable interest rate of 1, 3 or 6-month LIBOR, with a floor of 1.0% plus a fixed margin of 7.0%.

ABL Facility Amendment

On June 28, 2016, the Company entered into Amendment No. 2 to the asset based loan facility (the “ABL Facility”), which amended several key terms, to include: (1) a 50 bps reduction in interest spread from LIBOR plus 2.25%, to LIBOR plus 1.75%, (2) the option to extend maturity from February 13, 2019 to June 28, 2021, subject to the refinancing, replacement or extension beyond June 28, 2021 of the credit agreement (the “Term Loan Agreement”) governing our term loan facility (the “Term Loan”), and (3) increased flexibility to manage and optimize the amount of cash included in the borrowing base by (i) providing the Company more flexibility as to the timing of testing the eligible borrowing base cash and (ii) reducing the availability requirements under our ABL Facility to 10% of the collateral line cap from 15%.

ABL Facility Availability

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and net cash flow from operations. As of June 30, 2016, we had cash and cash equivalents of $243.5 million and the borrowing base and maximum availability on our ABL Facility were $435.5 million and $78.9 million, respectively. The maximum availability is calculated in accordance with the terms of the ABL Facility and is derived by reducing the borrowing base by our $356.6 million of outstanding letters of credit.  While our ABL Agreement permits us to access maximum availability outside of certain financial covenant restrictions (which restrictions did not limit our availability as of June 30, 2016), the maximum amount we expect to access on our ABL Facility at any time is maximum availability less the lower of 10% of the borrowing base ($43.6 million at June 30, 2016) or 10% of the collateral line cap ($45.0 million at June 30, 2016). Thus, of the $78.9 million in maximum availability, we expected to access no more than $35.3 million as of June 30, 2016 (“Managed Accessibility”).  As a result, we had cash and cash equivalents and Managed Accessibility of $278.8 million as of June 30, 2016.

Credit Facility Covenants

The Term Loan Agreement governing our Term Loan has certain financial covenants, as amended in September 2014, that, among other things, restricts certain capital expenditures and requires us to not exceed a maximum total leverage ratio (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA, each as defined below).

Our total maximum leverage ratio covenants are as follows:

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
June 30, 2016	3.75 to 1.00	June 30, 2017	3.25 to 1.00
September 30, 2016	3.75 to 1.00	September 30, 2017	3.25 to 1.00
December 31, 2016	3.50 to 1.00	December 31, 2017 and thereafter	3.00 to 1.00
March 31, 2017	3.25 to 1.00

Consolidated Adjusted EBITDA, defined in our Term Loan Agreement as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring professional fees, nonrecurring consulting fees, expenses associated with certain lump sum payments to our International Brotherhood of Teamsters (“IBT”) employees and the results of permitted dispositions and discontinued operations. Consolidated Total Debt, as defined in our Term Loan Agreement, is the aggregate principal amount of indebtedness outstanding. Our total leverage ratio for the four consecutive fiscal quarters ending June 30, 2016 was 3.32 to 1.00.

We believe that our results of operations will be sufficient to allow us to comply with the covenants in the Term Loan Agreement, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for at least the next twelve months. In order for us to maintain compliance with the maximum total leverage ratio over the tenor of the Term Loan and satisfy our liquidity needs, we must achieve improvement over our recent results. Improvements to our profitability may include ongoing successful implementation and realization of pricing, productivity and efficiency initiatives, as well as increased volume, some of which are outside of our control.

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	June 30, 2016		December 31, 2015
(in millions)	Book Value	Fair value	Book Value	Fair value
Term Loan	$668.3	$621.6	$669.0	$594.6
Lease financing obligations	273.1	260.9	276.3	282.9
Second A&R CDA	103.0	94.5	117.1	102.1
Total debt	$1,044.4	$977.0	$1,062.4	$979.6

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

Leases

As of June 30, 2016, our minimum rental expense under operating leases for the remainder of the year was $47.3 million. As of June 30, 2016, our operating lease payment obligations through 2030 totaled $299.8 million and is expected to increase as we lease additional revenue equipment. Additionally, for the six months ended June 30, 2016, we entered into new operating leases for revenue equipment totaling $58.4 million in future lease payments, payable over an average lease term of five years.

Our capital expenditures for the six months ended June 30, 2016 and 2015 were $47.3 million and $42.6 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, to refurbish engines for our revenue fleet, and capitalized costs for technology infrastructure.

4. Employee Benefits

Qualified and Nonqualified Defined Benefit Pension Plans

The following table presents the components of our company-sponsored pension costs for the three and six months ended June 30:

	Three Months		Six Months
(in millions)	2016	2015	2016	2015
Service cost	$1.6	$1.2	$3.2	$2.4
Interest cost	14.0	14.3	28.0	28.6
Expected return on plan assets	(14.1)	(15.0)	(28.2)	(30.0)
Amortization of net pension loss	3.4	4.0	6.8	8.0
Total periodic pension cost	$4.9	$4.5	$9.8	$9.0

We expect to contribute $45.4 million to our company-sponsored pension plans in 2016 of which we have contributed $13.5 million through June 30, 2016.

Performance Incentive Awards

The Company granted performance stock units in February 2016 that will be settled in cash as the stock units vest equally over the next three years, with the first vesting occurring in February 2017. The awards are liability classified and remeasured to fair value at each reporting date until settlement.

5. Income Taxes

Our effective tax rate for the three and six months ended June 30, 2016 was 14.8% and 16.1%, compared to 8.1% and 45.7% for the three and six months ended June 30, 2015. The significant items impacting the 2016 rate include a provision for federal alternative minimum tax, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2016. The significant items impacting the 2015 rate include a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2015. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At June 30, 2016 and December 31, 2015, substantially all of our net deferred tax assets were subject to a valuation allowance.

6. Shareholders’ Deficit

The following reflects the activity in the shares of our common stock for the six months ended June 30, 2016:

(shares in thousands)	2016
Beginning balance	32,141
Issuance of equity awards	320
Ending balance	32,461

7. Earnings Per Share

We calculate basic earnings per share by dividing our net earnings by our weighted-average shares outstanding at the end of the period. The calculation for diluted earnings per share adjusts the weighted average shares outstanding for our dilutive unvested shares and stock units using the treasury stock method and for our convertible notes using the if-converted method. Our calculations for basic and dilutive earnings per share for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months		Six Months
(dollars in millions, except per share data, shares and stock units in thousands)	2016	2015	2016	2015
Basic and dilutive net income available to common shareholders	$27.1	$26.0	$15.1	$4.4

Basic weighted average shares outstanding	32,459	31,929	32,362	31,367
Effect of dilutive securities:
Unvested shares and stock units	395	653	452	711
Series B Notes	—	—	—	484
Dilutive weighted average shares outstanding	32,854	32,582	32,814	32,562

Basic earnings per share(a)	$0.84	$0.81	$0.47	$0.14
Diluted earnings per share(a)	$0.83	$0.80	$0.46	$0.13
(a) Earnings per share is based on unrounded figures and not the rounded figures presented.

At June 30, 2016 and 2015, our anti-dilutive unvested shares, options, and stock units were approximately 497,000 and 237,000, respectively.

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

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Corporate/ Eliminations	Consolidated
As of June 30, 2016
Identifiable assets	$1,381.2	$666.4	$(161.6)	$1,886.0
As of December 31, 2015
Identifiable assets	$1,351.5	$652.9	$(125.0)	$1,879.4
Three Months Ended June 30, 2016
External revenue	$755.0	$452.8	$(0.2)	$1,207.6
Operating income (loss)	$28.4	$30.6	$(1.8)	$57.2
Six Months Ended June 30, 2016
External revenue	$1,450.7	$877.6	$(0.4)	$2,327.9
Operating income (loss)	$32.5	$43.0	$(4.9)	$70.6
Three Months Ended June 30, 2015
External revenue	$795.2	$463.2	$—	$1,258.4
Operating income (loss)	$22.5	$37.7	$(3.3)	$56.9
Six Months Ended June 30, 2015
External revenue	$1,532.8	$912.0	$—	$2,444.8
Operating income (loss)	$22.7	$42.3	$(4.4)	$60.6

9. Commitments, Contingencies and Uncertainties

California Labor Law Change

In October 2015, California adopted new rules governing the payment of piece-rate compensation. New California Labor Code section 226.2 sets forth requirements for the payment of a separate hourly wage for “nonproductive” time worked by piece-rate employees, and separate payment for compensable rest and recovery periods to those employees. The Company continues to assess the impact of this new law and ongoing compliance measures. We believe the possible loss or range of loss is inconsequential to our consolidated financial statements.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this report. This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include those preceded by, followed by or characterized by words such as “will,” “expect,” “intend,” “anticipate,” “believe,” “could,” “should,” “may,” “project,” “forecast,” “propose,” “plan,” “designed,” “estimate,” “enable” and similar expressions which speak only as of the date the statement was made. Forward-looking statements are inherently uncertain, are based upon current beliefs, assumptions and expectations of Company management and current market conditions, and are subject to significant business, economic, competitive, regulatory and other risks, uncertainties and contingencies, known and unknown, many of which are beyond our control. Readers are cautioned not to place undue reliance on any forward-looking statements. Our future financial condition and results could differ materially from those predicted in such forward-looking statements because of a number of factors, including (without limitation):

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
Consolidated Results of Operations — an analysis of our consolidated results of operations for the three and six months ended June 30, 2016 and 2015.
Reporting Segment Results of Operations — an analysis of our results of operations for the three and six months ended June 30, 2016 and 2015 for our YRC Freight and Regional Transportation reporting segments.
Certain Non-GAAP Financial Measures — an analysis of selected non-GAAP financial measures for the three and six months ended June 30, 2016 and 2015 and trailing twelve months ended June 30, 2016 and 2015.
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

•
Operating Revenue: Our operating revenue has two primary components: volume (commonly evaluated using number of shipments and weight per shipment) and yield or price (commonly evaluated on a dollar-per-hundred weight basis and a dollar-per-shipment basis). Yield includes fuel surcharge revenue, which is common in the trucking industry and represents an amount charged to customers that adjusts with changing fuel prices. We base our fuel surcharges on a published national index and adjust them weekly. Rapid material changes in the index or our cost of fuel can positively or negatively impact our revenue and operating income versus prior periods, as there is a lag in our adjustment of base rates in response to changes in fuel surcharge. We believe that fuel surcharge is an accepted and important component of the overall pricing of our services to our customers. Without an industry accepted fuel surcharge program, our base pricing for our transportation services would require numerous changes. We believe the distinction between base rates and fuel surcharge has blurred over time, and it is impractical to clearly separate all the different factors that influence the price that our customers are willing to pay. In general, under our present fuel surcharge program, we believe rising fuel costs are beneficial to us and falling fuel costs are detrimental to us.

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

◦
Adjusted EBITDA: a non-GAAP measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and further adjusts for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring professional fees, non-recurring consulting fees, expenses associated with certain lump sum payments to our IBT employees and the results of permitted dispositions, discontinued operations, among other items, as defined in our credit facilities. Adjusted EBITDA is used for internal management purposes as a financial measure that reflects our core operating performance, to measure compliance with financial covenants in our credit facilities and to calculate certain executive bonus compensation.

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

The table below provides summary consolidated financial information for the second quarter and first half of 2016 and 2015:

	Second Quarter			First Half
(in millions)	2016	2015	Percent Change	2016	2015	Percent Change
Operating revenue	$1,207.6	$1,258.4	(4.0)%	$2,327.9	$2,444.8	(4.8)%
Operating income	$57.2	$56.9	0.5%	$70.6	$60.6	16.5%
Nonoperating expenses, net	$25.4	$28.6	(11.2)%	$52.6	$52.5	0.2%
Net income	$27.1	$26.0	4.2%	$15.1	$4.4	NM*
(*) not meaningful

Second Quarter of 2016 Compared to the Second Quarter of 2015

Our consolidated operating revenue decreased $50.8 million, or 4.0%, during the second quarter of 2016 compared to the same period in 2015. The decrease in revenue is primarily attributed to a reduction in fuel surcharge revenue and declines in volumes, partially offset by improved yield (excluding fuel surcharge).

Total operating expenses for the second quarter of 2016 decreased $51.1 million, or 4.3%, compared to the same period in 2015, and consisted primarily of:

•
A $34.2 million, or 14.7%, decrease in operating expenses and supplies was primarily the result of a $23.1 million decrease in fuel expense in the second quarter of 2016, as compared to the second quarter of 2015. This decrease was largely driven by lower fuel prices on a per gallon basis, as well as fewer miles driven. Additionally, vehicle maintenance expense decreased by $4.9 million due to lower maintenance costs and fewer miles driven and professional services decreased by $4.7 million in the second quarter of 2016, as compared to the second quarter of 2015.

•
An $11.3 million, or 7.6%, decrease in purchased transportation was primarily due to a $14.5 million decrease in rail purchased transportation expense due to a reduction in rail miles and lower rail rates, which is principally related to lower fuel surcharges paid to our providers, partially offset by a $4.9 million increase in vehicle rent expense due to higher usage of operating leases for revenue equipment, in the second quarter of 2016, as compared to the second quarter of 2015.

•
A $4.4 million, or 6.8%, increase in other operating expenses was primarily driven by an $8.1 million increase in our property damage and liability claims expense as a result of unfavorable development of prior year outstanding claims in the second quarter of 2016, as compared to the second quarter of 2015. This was offset by a $1.8 million decrease in cargo claims expense due to improved frequency of claims in the second quarter of 2016, as compared to the second quarter of 2015.

•
A $3.2 million, or 0.4%, increase in salaries, wages and employee benefits was primarily attributed to a $9.8 million increase in employee benefit costs, which was partially offset by a $5.4 million decrease in wages primarily driven by a decrease in shipping volumes, which required fewer employee hours to process freight, in the second quarter of 2016, as compared to the second quarter of 2015.

•	Net gains from excess property sales in the second quarter of 2016 were $11.1 million compared to gains of $0.7 million in the second quarter of 2015.

Nonoperating expenses decreased $3.2 million in the second quarter of 2016 compared to the second quarter of 2015 primarily driven by a $2.0 million decrease in foreign currency loss, combined with a $1.7 million decrease in interest expense primarily due to lower outstanding debt.

Our effective tax rate for the second quarter of 2016 and 2015 was 14.8% and 8.1%, respectively. Significant items impacting the 2016 rate include a provision for federal alternative minimum tax, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2016. The significant items impacting the 2015 rate include a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2015. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At June 30, 2016 and December 31, 2015, substantially all of our net deferred tax assets were subject to a valuation allowance.

First Half of 2016 Compared to the First Half of 2015

Our consolidated operating revenue decreased $116.9 million, or 4.8%, during the first half of 2016 compared to the same period in 2015. The decrease in revenue is primarily attributed to a reduction in fuel surcharge revenue and declines in volumes, partially offset by improved yield (excluding fuel surcharge).

Total operating expenses for the first half of 2016 decreased $126.9 million, or 5.3%, compared to the same period in 2015, and consisted primarily of:

•
A $72.2 million, or 15.7%, decrease in operating expenses and supplies was primarily the result of a $57.6 million decrease in fuel expense in the first half of 2016, as compared to the first half of 2015. This decrease was largely driven by lower fuel prices on a per gallon basis, as well as fewer miles driven. Additionally, vehicle maintenance expense decreased by $9.4 million due to lower maintenance costs and fewer miles driven in the first half 2016, as compared to the first half 2015.

•
A $29.2 million, or 10.4%, decrease in purchased transportation was primarily due to a $34.2 million decrease in rail and local purchased transportation expense due to a reduction in miles and lower rail and road rates, which is principally related to lower fuel surcharges paid to our providers, partially offset by a $7.5 million increase in vehicle rent expense due to higher usage of operating leases for revenue equipment, in the first half of 2016, as compared to the first half of 2015.

•
A $6.0 million, or 0.4%, decrease in salaries, wages and employee benefits was primarily attributed to a $17.2 million decrease in wages primarily driven by a decrease in shipping volumes, which required fewer employee hours to process freight, offset by an $11.5 million increase in employee benefit costs, in the first half of 2016, as compared to the first half of 2015.

•
A $3.8 million, or 2.8%, decrease in other operating expenses was primarily driven by a $3.2 million decrease in cargo claims expense due to improved frequency of claims in the first half of 2016, as compared to the first half of 2015.

•	Net gains from excess property sales in the first half of 2016 were $11.4 million compared to losses of $0.6 million in the first half of 2015.

Nonoperating expenses increased $0.1 million in the first half of 2016 compared to the first half of 2015 primarily driven by a $5.5 million increase in foreign currency loss, offset by a $2.3 million gain on the disposal of JHJ and a $3.2 million decrease in interest expense primarily due to lower outstanding debt.

Our effective tax rate for the first half of 2016 and 2015 was 16.1% and 45.7%, respectively. Significant items impacting the 2016 rate include a provision for federal alternative minimum tax, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2016. The significant items impacting the 2015 rate include a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2015.

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

YRC Freight Results

YRC Freight represented 62.5% of consolidated operating revenue for the second quarter of 2016, as compared to 63.2% for the second quarter of 2015. YRC Freight represented 62.3% and 62.7% of consolidated operating revenue for the first half of 2016 and 2015, respectively. The table below provides summary financial information for YRC Freight for the second quarter and first half of 2016 and 2015:

	Second Quarter			First Half
(in millions)	2016	2015	Percent Change	2016	2015	Percent Change
Operating revenue	$755.0	$795.2	(5.1)%	$1,450.7	$1,532.8	(5.4)%
Operating income	$28.4	$22.5	26.2%	$32.5	$22.7	43.2%
Operating ratio(a)	96.2%	97.2%	1.0 pp	97.8%	98.5%	0.7 pp

(a)	pp represents the change in percentage points

Second Quarter of 2016 Compared to the Second Quarter of 2015

YRC Freight reported operating revenue of $755.0 million in the second quarter of 2016, a decrease of $40.2 million, or 5.1%, compared to the same period in 2015. The decrease in revenue is primarily attributed to a reduction in fuel surcharge revenue and declines in volume, partially offset by improved yield (excluding fuel surcharge). The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the second quarter of 2016 compared to the second quarter of 2015:

	Second Quarter
	2016	2015	Percent Change(b)
Workdays	64.0	63.5

Total picked up revenue (in millions)(a)	$749.6	$792.2	(5.4)%
Total tonnage (in thousands)	1,596	1,685	(5.3)%
Total tonnage per day (in thousands)	24.94	26.53	(6.0)%
Total shipments (in thousands)	2,683	2,791	(3.8)%
Total shipments per day (in thousands)	41.93	43.95	(4.6)%
Total picked up revenue per hundred weight	$23.48	$23.51	(0.1)%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$21.30	$20.70	2.9%
Total picked up revenue per shipment	$279	$284	(1.6)%
Total picked up revenue per shipment (excluding fuel surcharge)	$253	$250	1.4%
Total weight per shipment (in pounds)	1,190	1,207	(1.5)%

	Second Quarter
(in millions)	2016	2015
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$755.0	$795.2
Change in revenue deferral and other	(5.4)	(3.0)
Total picked up revenue	$749.6	$792.2
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods
(b) Percent change based on unrounded figures and not the rounded figures presented

Operating income for YRC Freight was $28.4 million in the second quarter of 2016 compared to $22.5 million in the second quarter of 2015. Operating revenue in the second quarter of 2016 was lower by $40.2 million, which was offset by a $46.1 million decrease in total operating expenses.

The decrease in total operating expense consisted primarily of:

•
A $20.1 million, or 13.5%, decrease in total operating expenses and supplies was primarily the result of a $13.3 million decrease in fuel expense in the second quarter of 2016, as compared to the second quarter of 2015. This decrease was largely driven by lower fuel prices on a per gallon basis and fewer miles driven. Additionally, vehicle maintenance expense decreased by $3.3 million due to lower maintenance costs and fewer miles driven and professional service fees decreased by $3.5 million in the second quarter of 2016, as compared to the second quarter of 2015.

•
A $12.6 million, or 10.9%, decrease in purchased transportation was primarily due to a $14.5 million decrease in rail purchased transportation expense due to a reduction in rail miles and lower rail rates, which is principally related to lower fuel surcharges paid to our providers, in the second quarter of 2016, as compared to the second quarter of 2015.

•
A $4.7 million, or 1.1%, decrease in salaries, wages and employee benefits was driven by a $7.8 million decrease in wages primarily driven by a decrease in shipping volumes, which required fewer employee hours to process freight, and improved employee productivity, partially offset by a $4.7 million increase in employee benefit costs, in the second quarter of 2016, as compared to the second quarter of 2015.

•
A $4.3 million, or 10.7%, increase in other operating expense was primarily driven by a $7.0 million increase in our property damage and liability claims expense as a result of unfavorable development of prior year outstanding claims in the second quarter of 2016, as compared to the second quarter of 2015. This was offset by a $1.4 million decrease in cargo claims expense due to improved frequency of claims in the second quarter of 2016, as compared to the second quarter of 2015.

•	Net gains from excess property sales in the second quarter of 2016 were $11.2 million compared to losses of $0.8 million in the second quarter of 2015.

First Half of 2016 Compared to the First Half of 2015

YRC Freight reported operating revenue of $1,450.7 million in the first half of 2016, a decrease of $82.1 million, or 5.4%, compared to the same period in 2015. The decrease in revenue is primarily attributed to a reduction in fuel surcharge revenue and declines in volume, partially offset by improved yield (excluding fuel surcharge). The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the first half of 2016 compared to the first half of 2015:

	First Half
	2016	2015	Percent Change(b)
Workdays	127.5	126.0

Total picked up revenue (in millions)(a)	$1,445.2	$1,529.6	(5.5)%
Total tonnage (in thousands)	3,081	3,251	(5.2)%
Total tonnage per day (in thousands)	24.17	25.80	(6.3)%
Total shipments (in thousands)	5,197	5,394	(3.7)%
Total shipments per day (in thousands)	40.76	42.81	(4.8)%
Total picked up revenue per hundred weight	$23.45	$23.53	(0.3)%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$21.36	$20.68	3.3%
Total picked up revenue per shipment	$278	$284	(1.9)%
Total picked up revenue per shipment (excluding fuel surcharge)	$253	$249	1.6%
Total weight per shipment (in pounds)	1,186	1,205	(1.6)%

	First Half
(in millions)	2016	2015
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,450.7	$1,532.8
Change in revenue deferral and other	(5.5)	(3.2)
Total picked up revenue	$1,445.2	$1,529.6
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods
(b) Percent change based on unrounded figures and not the rounded figures presented

Operating income for YRC Freight was $32.5 million in the first half of 2016 compared to $22.7 million in the first half of 2015. Operating revenue was lower by $82.1 million in the first half of 2016, which was offset by a $91.9 million decrease in total operating expenses.

The decrease in total operating expense consisted primarily of:

•
A $38.7 million, or 13.4%, decrease in total operating expenses and supplies was primarily the result of a $31.7 million decrease in fuel expense in the first half of 2016, as compared to the first half of 2015. This decrease was largely driven by lower fuel prices on a per gallon basis and fewer miles driven. Additionally, vehicle maintenance expense decreased by $5.4 million due to lower maintenance costs and fewer miles driven and professional service fees decreased by $2.1 million in the first half of 2016, as compared to the first half of 2015. These expense reductions were partially offset by a $4.1 million favorable legal settlement recorded in the first half of 2015, with no corresponding event in the first half of 2016.

•
A $29.7 million, or 13.5%, decrease in purchased transportation was primarily due to a $28.8 million decrease in rail purchased transportation expense due to a reduction in rail miles and lower rail rates, which is principally related to lower fuel surcharges paid to our providers, in the first half of 2016, as compared to the first half of 2015.

•
A $10.7 million, or 1.2%, decrease in salaries, wages and employee benefits was driven by a $15.2 million decrease in wages primarily driven by a decrease in shipping volumes, which required fewer employee hours to process freight, and improved employee productivity, offset by a $6.1 million increase in employee benefit costs, in the first half of 2016, as compared to the first half of 2015.

•
A $2.0 million, or 2.5%, increase in other operating expense was primarily driven by a $5.8 million increase in our property damage and liability claims expense as a result of unfavorable development of prior year outstanding claims in the first half of 2016, as compared to the first half of 2015. This was offset by a $2.6 million decrease in cargo claims expense due to improved frequency of claims in the first half of 2016, as compared to the first half of 2015.

•	Net gains from excess property sales in the first half of 2016 were $12.0 million compared to losses of $0.6 million in the first half of 2015.

Regional Transportation Results

Regional Transportation represented 37.5% of consolidated operating revenue for the second quarter of 2016, as compared to 36.8% for the second quarter of 2015. Regional Transportation represented 37.7% and 37.3% of consolidated operating revenue for the first half of 2016 and 2015, respectively. The table below provides summary financial information for Regional Transportation for the second quarter and first half of 2016 and 2015:

	Second Quarter				First Half
(in millions)	2016	2015	Percent Change		2016	2015	Percent Change
Operating revenue	$452.8	$463.2	(2.2)%		$877.6	$912.0	(3.8)%
Operating income	$30.6	$37.7	(18.8)%		$43.0	$42.3	1.7%
Operating ratio(a)	93.2%	91.9%	(1.3	) pp	95.1%	95.4%	0.3	pp

(a)	pp represents the change in percentage points

Second Quarter of 2016 Compared to the Second Quarter of 2015

Regional Transportation reported operating revenue of $452.8 million for the second quarter of 2016, a decrease of $10.4 million, or 2.2%, from the second quarter of 2015. The decrease in revenue is primarily attributed to a reduction in fuel surcharge revenue and declines in volume, partially offset by improved yield (excluding fuel surcharge). The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the second quarter of 2016 compared to the second quarter of 2015:

	Second Quarter
	2016	2015	Percent Change(b)
Workdays	64.0	63.0

Total picked up revenue (in millions)(a)	$453.0	$463.4	(2.3)%
Total tonnage (in thousands)	1,980	1,997	(0.9)%
Total tonnage per day (in thousands)	30.94	31.71	(2.4)%
Total shipments (in thousands)	2,696	2,697	(0.1)%
Total shipments per day (in thousands)	42.12	42.82	(1.6)%
Total picked up revenue per hundred weight	$11.44	$11.60	(1.4)%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$10.39	$10.26	1.3%
Total picked up revenue per shipment	$168	$172	(2.2)%
Total picked up revenue per shipment (excluding fuel surcharge)	$153	$152	0.5%
Total weight per shipment (in pounds)	1,469	1,481	(0.8)%

	Second Quarter
(in millions)	2016	2015
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$452.8	$463.2
Change in revenue deferral and other	0.2	0.2
Total picked up revenue	$453.0	$463.4
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods
(b) Percent change based on unrounded figures and not the rounded figures presented

Operating income for Regional Transportation was $30.6 million for the second quarter of 2016, compared to $37.7 million for the second quarter of 2015. Operating revenues decreased by $10.4 million, which were offset by a $3.3 million decrease in total operating expenses.

The decrease in total operating expenses consisted primarily of:

•
A $13.2 million, or 14.2%, decrease in operating expenses and supplies in the second quarter of 2016 was primarily the result of a $9.8 million decrease in fuel expense compared to the second quarter of 2015. This decrease was largely driven by lower fuel prices on a per gallon basis and fewer miles driven. Additionally, vehicle maintenance expense decreased by $1.6 million due to lower maintenance costs and fewer miles driven and professional service fees decreased by $1.6 million in the second quarter of 2016, as compared to the second quarter of 2015.

•
A $9.0 million, or 3.5%, increase in salaries, wages and employee benefits was driven by a $2.9 million increase in employee benefit costs, $2.3 million increase in wages, which was primarily driven by general wage rate increases and partially offset by a reduction in shipping volumes, and a $1.9 million increase in workers’ compensation expense, which can be attributed to unfavorable development of prior year claims experienced in the second quarter of 2016, as compared to the second quarter of 2015.

•
A $1.4 million, or 4.4%, increase in purchased transportation was primarily due to a $3.7 million increase in vehicle rent expense due to higher usage of operating leases for revenue equipment, partially offset by a $2.2 million decrease in purchased transportation expense due to a reduction in miles and rates, in the second quarter of 2016, as compared to the second quarter of 2015.

First Half of 2016 Compared to the First Half of 2015

Regional Transportation reported operating revenue of $877.6 million for the first half of 2016, a decrease of $34.4 million, or 3.8%, from the first half of 2015. The decrease in revenue is primarily attributed to a reduction in fuel surcharge revenue and declines in volume, partially offset by improved yield (excluding fuel surcharge). The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the first half of 2016 compared to the first half of 2015:

	First Half
	2016	2015	Percent Change(b)
Workdays	128.5	127.5

Total picked up revenue (in millions)(a)	$878.1	$912.5	(3.8)%
Total tonnage (in thousands)	3,880	3,974	(2.3)%
Total tonnage per day (in thousands)	30.20	31.17	(3.1)%
Total shipments (in thousands)	5,254	5,315	(1.2)%
Total shipments per day (in thousands)	40.88	41.68	(1.9)%
Total picked up revenue per hundred weight	$11.31	$11.48	(1.5)%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$10.33	$10.15	1.9%
Total picked up revenue per shipment	$167	$172	(2.7)%
Total picked up revenue per shipment (excluding fuel surcharge)	$153	$152	0.6%
Total weight per shipment (in pounds)	1,477	1,495	(1.2)%

	First Half
(in millions)	2016	2015
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$877.6	$912.0
Change in revenue deferral and other	0.5	0.5
Total picked up revenue	$878.1	$912.5
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods
(b) Percent change based on unrounded figures and not the rounded figures presented

Operating income for Regional Transportation was $43.0 million for the first half of 2016, as compared to $42.3 million for the first half of 2015. Operating revenues decreased $34.4 million which were offset by a $35.1 million decrease in total operating expenses.

The decrease in total operating expenses consisted primarily of:

•
A $32.4 million, or 17.2%, decrease in operating expenses and supplies was primarily the result of a $25.9 million decrease in fuel expense in the first half of 2016, as compared to the first half of 2015. This decrease was largely driven by lower fuel prices on a per gallon basis and fewer miles driven. Additionally, vehicle maintenance expense decreased by $4.0 million due to lower maintenance costs and fewer miles driven and professional service fees decreased by $1.4 million in the first half of 2016, as compared to the first half of 2015.

•
A $5.9 million, or 10.8%, decrease in other operating expense was primarily driven by a $4.2 million decrease in our property damage and liability claims expense as a result of more favorable development of prior year claims in the first half of 2016, as compared to the first half of 2015.

•
A $3.7 million, or 0.7%, increase in salaries, wages and employee benefits was driven by a $3.0 million increase in bonus compensation expense and $2.5 million increase in employee benefit costs, offset by a $2.0 million decrease in wages, which was primarily driven by a decrease in shipping volumes and partially offset by general wage rate increases, in the first half of 2016, as compared to the first half of 2015.

•
A $0.9 million, or 1.4%, increase in purchased transportation was primarily due to a $5.5 million increase in vehicle rent expense due to higher usage of operating leases for revenue equipment, partially offset by a $4.4 million decrease in purchased transportation expense due to a reduction in miles and rates, in the first half of 2016, as compared to the first half of 2015.

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

Consolidated Adjusted EBITDA

The reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA (defined in our Term Loan Agreement as “Consolidated EBITDA”) for the second quarter and first half of 2016 and 2015, and the trailing twelve months ended June 30, 2016 and 2015, is as follows:

	Second Quarter		First Half		Trailing Twelve Months Ended	Trailing Twelve Months Ended
(in millions)	2016	2015	2016	2015	June 30, 2016	June 30, 2015
Reconciliation of net income to Adjusted EBITDA:
Net income	$27.1	$26.0	$15.1	$4.4	$11.4	$11.8
Interest expense, net	26.1	27.9	52.1	55.3	103.9	115.0
Income tax expense (benefit)	4.7	2.3	2.9	3.7	(5.9)	(0.4)
Depreciation and amortization	38.5	41.3	79.2	82.9	160.0	164.5
EBITDA	96.4	97.5	149.3	146.3	269.4	290.9
Adjustments for Term Loan Agreement:
(Gains) losses on property disposals, net	(11.1)	(0.7)	(11.4)	0.6	(10.1)	(5.0)
Letter of credit expense	2.1	2.2	4.3	4.4	8.7	9.2
Restructuring professional fees	—	—	—	—	0.2	3.1
Nonrecurring consulting fees	—	3.0	—	5.9	(0.8)	5.9
Permitted dispositions and other	(0.4)	0.1	(0.4)	0.3	(0.3)	1.9
Equity-based compensation expense	2.7	3.2	4.5	3.7	9.3	8.9
Amortization of ratification bonus	—	4.6	4.6	9.8	13.7	20.2
Loss on extinguishment of debt	—	—	—	0.6	—	0.6
Non-union pension settlement charge			—	—	28.7	—
Other, net(a)	1.7	(0.5)	3.4	(3.4)	0.6	(8.9)
Adjusted EBITDA	$91.4	$109.4	$154.3	$168.2	$319.4	$326.8

(a) As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Segment Adjusted EBITDA

The following represents Adjusted EBITDA by segment for the second quarter and first half of 2016 and 2015:

	Second Quarter		First Half
(in millions)	2016	2015	2016	2015
Adjusted EBITDA by segment:
YRC Freight	$43.9	$53.1	$74.0	$85.2
Regional Transportation	47.7	56.6	81.1	82.8
Corporate and other	(0.2)	(0.3)	(0.8)	0.2
Adjusted EBITDA	$91.4	$109.4	$154.3	$168.2

The reconciliation of operating income (loss), by segment, to Adjusted EBITDA for the second quarter and first half of 2016 and 2015, is as follows:

	Second Quarter		First Half
YRC Freight segment (in millions)	2016	2015	2016	2015
Reconciliation of operating income to Adjusted EBITDA:
Operating income	$28.4	$22.5	$32.5	$22.7
Depreciation and amortization	22.3	23.3	45.0	47.2
(Gains) losses on property disposals, net	(11.2)	0.8	(12.0)	0.6
Letter of credit expense	1.4	1.5	2.8	3.0
Nonrecurring consulting fees	—	3.0	—	5.9
Amortization of ratification bonus	—	3.0	3.0	6.3
Other, net(a)	3.0	(1.0)	2.7	(0.5)
Adjusted EBITDA	$43.9	$53.1	$74.0	$85.2
 (a) As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA.

	Second Quarter		First Half
Regional Transportation segment (in millions)	2016	2015	2016	2015
Reconciliation of operating income to Adjusted EBITDA:
Operating income	$30.6	$37.7	$43.0	$42.3
Depreciation and amortization	16.2	18.1	34.2	35.8
(Gains) losses on property disposals, net	0.1	(1.3)	0.6	0.2
Letter of credit expense	0.7	0.5	1.4	1.0
Amortization of ratification bonus	—	1.6	1.6	3.5
Other, net(a)	$0.1	$—	0.3	—
Adjusted EBITDA	$47.7	$56.6	$81.1	$82.8
 (a) As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA.

	Second Quarter		First Half
Corporate and other (in millions)	2016	2015	2016	2015
Reconciliation of operating loss to Adjusted EBITDA:
Operating loss	$(1.8)	$(3.3)	$(4.9)	$(4.4)
Depreciation and amortization	—	(0.1)	—	(0.1)
Gains on property disposals, net	—	(0.2)	—	(0.2)
Letter of credit expense	—	0.2	0.1	0.4
Permitted dispositions and other	(0.4)	0.1	(0.4)	0.3
Equity-based compensation expense	2.7	3.2	4.5	3.7
Other, net(a)	(0.7)	(0.2)	(0.1)	0.5
Adjusted EBITDA	$(0.2)	$(0.3)	$(0.8)	$0.2
 (a) As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective net operating cash flows from operations. As of June 30, 2016, we had cash and cash equivalents of $243.5 million and the borrowing base and maximum availability under our ABL Facility were $435.5 million and $78.9 million, respectively. The maximum availability is calculated in accordance with the terms of the ABL Facility and is derived by reducing the borrowing base by our $356.6 million of outstanding letters of credit. While our ABL Agreement permits us to access maximum availability outside of certain financial covenant restrictions (which restrictions did not limit our availability as of June 30, 2016), the maximum amount we expect to access on our ABL Facility at any time is maximum availability less the lower of 10% of the borrowing base ($43.6 million at June 30, 2016) or 10% of the collateral line cap ($45.0 million at June 30, 2016). Thus, of the $78.9 million in maximum availability, our Managed Accessibility was $35.3 million as of June 30, 2016.  As a result, we had cash and cash equivalents and Managed Accessibility of $278.8 million as of June 30, 2016. Due to the ABL Facility amendment on June 28, 2016, as referenced in the “Debt and Financing” footnote of our consolidated financial statements in this report, we increased our flexibility to manage and optimize the amount of cash included in the borrowing base by reducing availability requirements.

Outside of funding normal operations, our principal uses of cash include making contributions to our single-employer pension plans and various multi-employer pension funds, and meeting our other cash obligations including, but not limited to, paying principal and interest on our funded debt, payments on our equipment leases and funding capital expenditures.

As of June 30, 2016, we had $1,060.8 million in aggregate par value of outstanding indebtedness, the majority of which matures in 2019. We also have future funding obligations for our single-employer pension plans and various multi-employer pension funds. We expect our funding obligations for the remainder of 2016 for our single-employer pension plans and multi-employer pension funds will be $31.9 million and $44.3 million, respectively. In addition, we have, and will continue to have, operating lease obligations. As of June 30, 2016, our minimum rental expense under operating leases for the remainder of the year is $47.3 million. As of June 30, 2016, our operating lease payment obligations through 2030 totaled $299.8 million and is expected to increase as we lease additional revenue equipment. Additionally, for the first half of 2016, we entered into new operating leases for revenue equipment totaling $58.4 million in future lease payments, payable over an average lease term of five years.

Our capital expenditures for the first half of 2016 and 2015 were $47.3 million and $42.6 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, to refurbish engines for our revenue fleet and capitalized costs for technology infrastructure.

As of June 30, 2016, our Standard & Poor’s Corporate Family Rating was “B-” with a stable outlook and Moody’s Investor Service Corporate Family Rating was “B3” with a stable outlook.

Credit Facility Covenants

Our Term Loan Agreement has certain financial covenants that, among other things, restricts certain capital expenditures and requires us to not exceed a maximum total leverage ratio (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA. Refer to the “Debt and Financing” footnote for an overview of our Term Loan covenants.

We believe that our results of operations will be sufficient to allow us to comply with the covenants in the Term Loan Agreement, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for at least the next twelve months. In order for us to maintain compliance with the maximum total leverage ratio over the tenor of the Term Loan and satisfy our liquidity needs, we must achieve improvement over our recent results. Improvements to our profitability may include ongoing successful implementation and realization of pricing, productivity and efficiency initiatives, as well as increased volume, some of which are outside of our control.

Cash Flows

Operating Cash Flow

Net cash provided by operating activities was $47.5 million and $31.1 million in the first half of 2016 and 2015, respectively. The improvement in operating cash flow is primarily attributable to higher net income of $15.1 million for the first half of 2016 compared to net income of $4.4 million for the first half of 2015, primarily driven by a decrease in operating expenses and expenses associated with certain lump sum payments to our IBT employees.

Investing Cash Flow

Net cash provided by investing activities increased by $42.5 million during the first half of 2016 compared to the first half of 2015, largely driven by a net receipt of $57.1 million in restricted escrow refunds in 2016 compared to a net receipt of $32.0 million in 2015. Additionally, cash flows in 2016 included $14.6 million in net proceeds from the sale of JHJ.

Financing Cash Flow

Net cash used in financing activities for the first half of 2016 and 2015 was $23.2 million and $9.1 million, respectively, which consists mainly of repayments on our long-term debt. Cash flows used in financing activities for the first half of 2016 also included $1.8 million in debt issuance costs related to the ABL Facility amendment.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual cash obligations and other commercial commitments as of June 30, 2016.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of June 30, 2016:

	Payments Due by Period
(in millions)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Balance sheet obligations:
ABL Facility(a)	$5.4	$13.3	$—	$—	$18.7
Term Loan(b)	62.3	768.6	—	—	830.9
Lease financing obligations(c)	42.1	77.2	21.1	22.7	163.1
Pension deferral obligations(d)	7.7	15.5	107.6	—	130.8
Workers’ compensation and property damage and liability claims obligations(e)	105.0	131.1	57.9	100.7	394.7
Operating leases(f)	92.8	133.5	50.8	22.7	299.8
Other contractual obligations(g)	19.3	3	0.3	—	22.6
Capital expenditures(h)	16.2	0.2	—	—	16.4
Total contractual obligations	$350.8	$1,142.4	$237.7	$146.1	$1,877.0

(a)	The ABL Facility includes future payments for the letter of credit and unused line fees and are not included on the Company’s consolidated balance sheet.

(b)	The Term Loan includes principal and interest payments, but excludes unamortized discounts.

(c)
The lease financing obligations include interest payments of $51.5 million and principal payments of $111.5 million. The remaining principal obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

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

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Unused line of credit
ABL Facility(a)	$—	$78.9	$—	$—	$78.9
Letters of credit(b)	—	356.6	—	—	356.6
Surety bonds(c)	109.3	10.1	0.1	—	119.5
Total commercial commitments	$109.3	$445.6	$0.1	$—	$555.0

(a)
As of June 30, 2016, we held $65.1 million in restricted escrow, which represents cash collateral on our ABL Facility. Managed Accessibility was $35.3 million, which represents maximum availability of $78.9 million less the lower of 10% of the borrowing base or collateral line cap.

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

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of June 30, 2016 and have concluded that our disclosure controls and procedures were effective as of June 30, 2016.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Item 6. Exhibits

10.1
Amendment No. 2 to Loan and Security Agreement by and among the Company, certain of the Company’s subsidiaries party thereto, the lenders party thereto and Citizens Business Capital as agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on June 30, 2016, File No. 000-12255).

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

YRC WORLDWIDE INC.

Date: July 28, 2016	/s/ James L. Welch
James L. Welch
Chief Executive Officer

Date: July 28, 2016	/s/ Jamie G. Pierson
Jamie G. Pierson
Executive Vice President and
Chief Financial Officer