Form 10-Q
period 2016-09-30
YRC Worldwide Inc.
filed 2016-10-27
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2016
Common Stock, $0.01 par value per share	33,274,012 shares

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries
(Amounts in millions except share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$276.4	$173.8
Restricted amounts held in escrow	43.0	58.8
Accounts receivable, net	477.8	427.4
Prepaid expenses and other	75.3	74.4
Total current assets	872.5	734.4
Property and Equipment:
Cost	2,815.7	2,822.8
Less – accumulated depreciation	(1,927.9)	(1,885.5)
Net property and equipment	887.8	937.3
Intangibles, net	30.7	40.4
Restricted amounts held in escrow	—	63.4
Deferred income taxes, net	23.0	23.0
Other assets	56.6	80.9
Total Assets	$1,870.6	$1,879.4
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$163.9	$161.1
Wages, vacations and employee benefits	203.6	195.1
Deferred income taxes, net	23.0	23.0
Claims and insurance accruals	122.8	125.0
Other accrued taxes	27.6	29.8
Other current and accrued liabilities	24.9	23.6
Current maturities of long-term debt	16.6	15.9
Total current liabilities	582.4	573.5
Other Liabilities:
Long-term debt, less current portion	1,023.9	1,046.5
Deferred income taxes, net	3.8	3.7
Pension and postretirement	311.4	339.9
Claims and other liabilities	291.3	295.2
Commitments and contingencies
Shareholders’ Deficit:
Preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	0.3	0.3
Capital surplus	2,317.9	2,312.6
Accumulated deficit	(2,210.3)	(2,239.3)
Accumulated other comprehensive loss	(357.4)	(360.3)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(342.2)	(379.4)
Total Liabilities and Shareholders’ Deficit	$1,870.6	$1,879.4
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
YRC Worldwide Inc. and Subsidiaries
For the Three and Nine Months Ended September 30
(Amounts in millions except per share data, shares in thousands)
(Unaudited)

	Three Months		Nine Months
	2016	2015	2016	2015
Operating Revenue	$1,221.3	$1,244.9	$3,549.2	$3,689.7
Operating Expenses:
Salaries, wages and employee benefits	715.8	725.8	2,132.6	2,148.6
Operating expenses and supplies	206.9	217.1	595.7	678.1
Purchased transportation	156.8	149.6	409.0	431.0
Depreciation and amortization	40.3	40.7	119.5	123.6
Other operating expenses	62.5	63.1	194.2	198.6
(Gains) losses on property disposals, net	0.2	0.9	(11.2)	1.5
Total operating expenses	1,182.5	1,197.2	3,439.8	3,581.4
Operating Income	38.8	47.7	109.4	108.3
Nonoperating Expenses:
Interest expense	25.6	25.7	77.9	81.2
Loss on extinguishment of debt	—	—	—	0.6
Other, net	(1.2)	(4.5)	(0.9)	(8.1)
Nonoperating expenses, net	24.4	21.2	77.0	73.7
Income before income taxes	14.4	26.5	32.4	34.6
Income tax expense	0.5	6.7	3.4	10.4
Net Income	13.9	19.8	29.0	24.2
Other comprehensive income (loss), net of tax	2.3	(1.9)	2.9	2.9
Comprehensive Income Attributable to YRC Worldwide Inc.	$16.2	$17.9	$31.9	$27.1

Average Common Shares Outstanding – Basic	32,466	32,065	32,398	31,602
Average Common Shares Outstanding – Diluted	33,194	32,621	32,915	32,569

Income Per Share – Basic	$0.43	$0.62	$0.89	$0.76
Income Per Share – Diluted	$0.42	$0.61	$0.88	$0.74
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Nine Months Ended September 30
(Amounts in millions)
(Unaudited)

	2016	2015
Operating Activities:
Net Income	$29.0	$24.2
Noncash items included in net income:
Depreciation and amortization	119.5	123.6
Noncash equity-based compensation and employee benefits expense	16.2	18.5
(Gains) losses on property disposals, net	(11.2)	1.5
Gain on disposal of equity method investment	(2.3)	—
Other noncash items, net	7.6	0.7
Changes in assets and liabilities, net:
Accounts receivable	(49.7)	(29.4)
Accounts payable	0.8	10.0
Other operating assets	4.1	(7.3)
Other operating liabilities	(28.0)	(50.3)
Net cash provided by operating activities	86.0	91.5
Investing Activities:
Acquisition of property and equipment	(75.4)	(71.8)
Proceeds from disposal of property and equipment	26.5	15.7
Restricted escrow receipts	112.1	41.9
Restricted escrow deposits	(32.9)	(25.0)
Proceeds from disposal of equity method investment, net	14.6	—
Other, net	—	0.4
Net cash provided by (used in) investing activities	44.9	(38.8)
Financing Activities:
Repayments of long-term debt	(26.5)	(13.1)
Debt issuance costs	(1.8)	—
Net cash used in financing activities	(28.3)	(13.1)
Net Increase In Cash and Cash Equivalents	102.6	39.6
Cash and Cash Equivalents, Beginning of Period	173.8	171.1
Cash and Cash Equivalents, End of Period	$276.4	$210.7

Supplemental Cash Flow Information:
Interest paid	$(68.5)	$(79.3)
Income tax payments, net	(4.1)	(1.6)
Debt redeemed for equity consideration	—	17.9
The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Nine Months Ended September 30, 2016
(Amounts in millions)
(Unaudited)

Preferred Stock:
Beginning and ending balance	$—
Common Stock:
Beginning and ending balance	$0.3
Capital Surplus:
Beginning balance	$2,312.6
Equity-based compensation	5.3
Ending balance	$2,317.9
Accumulated Deficit:
Beginning balance	$(2,239.3)
Net income	29.0
Ending balance	$(2,210.3)
Accumulated Other Comprehensive Loss:
Beginning balance	$(360.3)
Reclassification of net pension actuarial losses to net income, net of tax	10.3
Foreign currency translation adjustments	3.0
Reclassification of foreign currency translation gains to net income	(10.4)
Ending balance	$(357.4)
Treasury Stock, At Cost:
Beginning and ending balance	$(92.7)
Total Shareholders’ Deficit	$(342.2)
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

•
Regional Transportation is the reporting segment for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of USF Holland LLC (“Holland”), New Penn Motor Express LLC (“New Penn”) and USF Reddaway Inc. (“Reddaway”). These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the United States, Canada, Mexico and Puerto Rico.

At September 30, 2016, approximately 78% of our labor force is subject to collective bargaining agreements, which predominantly expire in March 2019.

2. Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of YRC Worldwide and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We report on a calendar year basis. The quarters of the Regional Transportation companies (with the exception of New Penn) consist of thirteen weeks that end on a Saturday either before or after the end of March, June and September, whereas all other operating segment quarters end on the natural calendar quarter end. For ease of reference, the calendar quarter end dates are used herein. Our investment in our Chinese joint venture, a non-majority owned affiliate, was sold in March 2016 and was accounted for on the equity method.

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

Fair Value of Financial Instruments

The following table summarizes the fair value hierarchy of our financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2016:

		Fair Value Measurement Hierarchy
(in millions)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$43.0	$43.0	$—	$—
Total assets at fair value	$43.0	$43.0	$—	$—

Restricted amounts held in escrow are invested in money market accounts and are recorded at fair value based on quoted market prices. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments.

Equity Method Investment

On October 23, 2015, the Company entered into a sale and purchase agreement to sell its fifty percent equity interest in its Chinese joint venture, JHJ International Transportation Co., Ltd. (“JHJ”), for a purchase price of $16.3 million, which subsequently closed on March 30, 2016. At closing, we received proceeds of $16.3 million and paid transaction fees of $1.7 million. As of March 30, 2016, the carrying value of the investment was $22.7 million with an offsetting cumulative foreign translation adjustment of $10.4 million, resulting in a net gain on the transaction of $2.3 million. The gain on the transaction is included in “Nonoperating expenses - Other, net” in the accompanying statement of consolidated comprehensive income for the nine months ended September 30, 2016.

Reclassifications Out of Accumulated Other Comprehensive Loss

For the three and nine months ended September 30, 2016, we reclassified the amortization of our net pension loss totaling $3.5 million and $10.3 million, respectively, net of tax, from accumulated other comprehensive loss to net income. For the three and nine months ended September 30, 2015, we reclassified the amortization of our net pension loss totaling $4.0 million and $12.0 million respectively, net of tax, from accumulated other comprehensive loss to net income. This reclassification is a component of net periodic pension cost and is discussed in the “Employee Benefits” footnote.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize most leases, including operating leases, on-balance sheet via a right-of-use asset, and lease liability. Lessees are permitted to make an accounting policy election to not recognize an asset or liability for leases with a term of 12 months or fewer. Additional qualitative and quantitative disclosures will be required. The new standard will be effective for the Company for its annual reporting period beginning January 1, 2019, including interim periods within that reporting period. Early application is permitted. The ASU requires a modified retrospective transition, which means the Company will be required to apply the new guidance at the beginning of the earliest period presented in the financial statements; however, companies may elect to apply certain practical expedients on transition. The Company is currently evaluating the impacts of this new standard to its consolidated balance sheets, results of operations and related disclosures.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, which required debt issue costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the accounting treatment for debt discounts. The Company adopted the standard as of January 1, 2016 and applied it retrospectively. The December 31, 2015 consolidated balance sheet was adjusted to reflect the reclassification of $15.2 million in debt issuance costs from “Other assets” to “Long-term debt, less current portion.” There was no other impact as a result of the adoption of this standard.

3. Debt and Financing

Our outstanding debt as of September 30, 2016 consisted of the following:

As of September 30, 2016 (in millions)	Par Value	Discount	Debt Issuance Costs	Book Value	Stated Interest Rate		Average Effective Interest Rate
Term Loan	$680.8	$(3.2)	$(9.7)	$667.9	8.00%	(a)	8.20%
ABL Facility	—	—	—	—	N/A		N/A
Secured Second A&R CDA	29.0	—	(0.2)	28.8	3.3-18.3%		7.3%
Unsecured Second A&R CDA	73.2	—	(0.4)	72.8	3.3-18.3%		7.3%
Lease financing obligations	272.4	—	(1.4)	271.0	9.0-18.2%		12.0%
Total debt	$1,055.4	$(3.2)	$(11.7)	$1,040.5
Current maturities of Term Loan	(7.0)	—	—	(7.0)
Current maturities of lease financing obligations	(9.6)	—	—	(9.6)
Long-term debt	$1,038.8	$(3.2)	$(11.7)	$1,023.9
(a) Variable interest rate of 1, 3 or 6-month LIBOR, with a floor of 1.0% plus a fixed margin of 7.0%.

ABL Facility Amendment

On June 28, 2016, the Company entered into Amendment No. 2 to the asset based loan facility (the “ABL Facility”), which amended several key terms, to include: (1) a 50 bps reduction in interest spread from LIBOR plus 2.25%, to LIBOR plus 1.75%, (2) the option to extend maturity from February 13, 2019 to June 28, 2021, subject to the refinancing, replacement or extension beyond June 28, 2021 of the credit agreement (the “Term Loan Agreement”) governing our term loan facility (the “Term Loan”), and (3) increased flexibility to manage and optimize the amount of cash included in the borrowing base by (i) providing the Company more flexibility as to the timing of testing the eligible borrowing base cash and (ii) reducing the availability limits under our ABL Facility to 10% of the collateral line cap from 15%.

ABL Facility Availability

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and net cash flow from operations. As of September 30, 2016, we had cash and cash equivalents of $276.4 million and the borrowing base and maximum availability on our ABL Facility were $412.6 million and $55.0 million, respectively. The maximum availability is calculated in accordance with the terms of the ABL Facility and is derived by reducing the borrowing base by our $357.6 million of outstanding letters of credit.  While our ABL Agreement permits us to access maximum availability subject to certain financial covenant restrictions (which restrictions did not limit our availability as of September 30, 2016), the maximum amount we expect to access on our ABL Facility at any time is maximum availability less the lower of 10% of the borrowing base ($41.3 million at September 30, 2016) or 10% of the facility size ($45.0 million at September 30, 2016). Thus, of the $55.0 million in maximum availability, we expected to access no more than $13.7 million as of September 30, 2016 (“Managed Accessibility”).  As a result, we had cash and cash equivalents and Managed Accessibility of $290.1 million as of September 30, 2016.

Credit Facility Covenants

The Term Loan Agreement governing our Term Loan has certain financial covenants, as amended in September 2014, that, among other things, restricts certain capital expenditures and requires us to not exceed a maximum total leverage ratio (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA, each as defined below).

Our total maximum leverage ratio covenants are as follows:

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
September 30, 2016	3.75 to 1.00	June 30, 2017	3.25 to 1.00
December 31, 2016	3.50 to 1.00	September 30, 2017	3.25 to 1.00
March 31, 2017	3.25 to 1.00	December 31, 2017 and thereafter	3.00 to 1.00

Consolidated Adjusted EBITDA, defined in our Term Loan Agreement as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring professional fees, non-recurring consulting fees, expenses associated with certain lump sum payments to our International Brotherhood of Teamsters (“IBT”) employees and the gains or losses from permitted dispositions and discontinued operations. Consolidated Total Debt, as defined in our Term Loan Agreement, is the aggregate principal amount of indebtedness outstanding. Our total leverage ratio for the four consecutive fiscal quarters ending September 30, 2016 was 3.45 to 1.00.

To maintain compliance with the maximum total leverage ratio over the tenor of the Term Loan and satisfy our liquidity needs, we would have to achieve operating results that reflect significant improvement over our third quarter 2016 results. Means for improving our profitability may include ongoing successful implementation and realization of pricing, productivity and efficiency initiatives, as well as increased volume, some of which are outside of our control.

Although we are currently in compliance with the maximum total leverage ratio covenant under our Term Loan Agreement, the covenant levels tighten in the coming quarters. Our internal forecasts currently indicate that, absent one or more specific actions as described below, we could fail to comply with this covenant in one or more quarters over the next 12 months.  As a result, we may decide to pay down a sufficient amount of the Term Loan to comply with the covenant. We currently believe that the results of our operations will be sufficient to allow us to make such payments and fund our operations for the next twelve months.  However, we may also be required to pursue certain actions, including but not limited to reducing capital expenditures, curtailing actions relating to our planned revenue growth and/or seeking other cost reductions. Some of those actions might adversely affect our operations and financial performance over the long-term.
Alternatively, we may seek an amendment to the Term Loan that would modify the covenant or pursue some other corporate finance transaction that would reduce our total leverage so that we would remain in compliance.  There can be no assurance that we will be successful in obtaining such relief.
Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	September 30, 2016		December 31, 2015
(in millions)	Book Value	Fair value	Book Value	Fair value
Term Loan	$667.9	$655.5	$669.0	$594.6
Lease financing obligations	271.0	268.3	276.3	282.9
Second A&R CDA	101.6	98.4	117.1	102.1
Total debt	$1,040.5	$1,022.2	$1,062.4	$979.6

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

Leases

As of September 30, 2016, our operating lease payment obligations through 2030 totaled $323.8 million and are expected to increase as we lease additional revenue equipment. Additionally, for the nine months ended September 30, 2016, we entered into new operating leases for revenue equipment totaling $95.2 million in future lease payments, payable over an average lease term of five years.

Our capital expenditures for the nine months ended September 30, 2016 and 2015 were $75.4 million and $71.8 million, respectively. These amounts were principally used to pay capitalized costs for technology infrastructure, to refurbish engines for our revenue fleet, and to fund the purchase of used tractors and trailers.

4. Employee Benefits

Qualified and Nonqualified Defined Benefit Pension Plans

The following table presents the components of our Company-sponsored pension costs for the three and nine months ended September 30:

	Three Months		Nine Months
(in millions)	2016	2015	2016	2015
Service cost	$1.6	$1.2	$4.8	$3.6
Interest cost	14.0	14.3	42.0	42.9
Expected return on plan assets	(14.2)	(15.0)	(42.4)	(45.0)
Amortization of net pension loss	3.5	4.0	10.3	12.0
Total periodic pension cost	$4.9	$4.5	$14.7	$13.5

We expect to contribute $45.4 million to our Company-sponsored pension plans in 2016 of which we have contributed $33.1 million through September 30, 2016.

Performance Incentive Awards

The Company granted performance stock units in February 2016 that, to the extent earned based on company performance, will be settled in cash as the stock units vest equally over the next three years, with the first vesting occurring in February 2017. The awards are liability classified and remeasured to fair value at each reporting date until settlement.

5. Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2016 was 3.5% and 10.5%, compared to 25.3% and 30.1% for the three and nine months ended September 30, 2015. The significant items impacting the 2016 rate include a provision for federal alternative minimum tax, a refund from a prior year amended return, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2016. The significant items impacting the 2015 rate include a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2015. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At September 30, 2016 and December 31, 2015, substantially all of our net deferred tax assets were subject to a valuation allowance.

6. Shareholders’ Deficit

The following reflects the activity in the shares of our common stock for the nine months ended September 30, 2016:

(shares in thousands)	2016
Beginning balance	32,141
Issuance of equity awards	330
Ending balance	32,471

7. Earnings Per Share

We calculate basic earnings per share by dividing our net earnings by our weighted-average shares outstanding at the end of the period. The calculation for diluted earnings per share adjusts the weighted average shares outstanding for our dilutive unvested shares and stock units using the treasury stock method and for our convertible notes using the if-converted method. Our calculations for basic and dilutive earnings per share for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months		Nine Months
(dollars in millions, except per share data, shares and stock units in thousands)	2016	2015	2016	2015
Basic and dilutive net income available to common shareholders	$13.9	$19.8	$29.0	$24.2

Basic weighted average shares outstanding	32,466	32,065	32,398	31,602
Effect of dilutive securities:
Unvested shares and stock units	728	556	517	646
Series B Notes	—	—	—	321
Dilutive weighted average shares outstanding	33,194	32,621	32,915	32,569

Basic earnings per share(a)	$0.43	$0.62	$0.89	$0.76
Diluted earnings per share(a)	$0.42	$0.61	$0.88	$0.74
(a) Earnings per share is based on unrounded figures and not the rounded figures presented.

At September 30, 2016 and 2015, our anti-dilutive unvested shares, options, and stock units were approximately 213,000 and 264,000, respectively.

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

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Corporate/ Eliminations	Consolidated
As of September 30, 2016
Identifiable assets	$1,324.2	$723.7	$(177.3)	$1,870.6
As of December 31, 2015
Identifiable assets	$1,351.5	$652.9	$(125.0)	$1,879.4
Three Months Ended September 30, 2016
External revenue	$777.9	$443.7	$(0.3)	$1,221.3
Operating income (loss)	$20.8	$21.9	$(3.9)	$38.8
Nine Months Ended September 30, 2016
External revenue	$2,228.6	$1,321.3	$(0.7)	$3,549.2
Operating income (loss)	$53.3	$64.9	$(8.8)	$109.4
Three Months Ended September 30, 2015
External revenue	$789.2	$455.7	$—	$1,244.9
Operating income (loss)	$16.7	$33.6	$(2.6)	$47.7
Nine Months Ended September 30, 2015
External revenue	$2,322.0	$1,367.7	$—	$3,689.7
Operating income (loss)	$39.4	$75.9	$(7.0)	$108.3

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

Other Legal Matters

We are involved in litigation or proceedings that arise in ordinary business activities. When possible, we insure against these risks to the extent we deem prudent, but no assurance can be given that the nature or amount of such insurance will be sufficient to fully indemnify us against liabilities arising out of pending and future legal proceedings. Many of these insurance policies contain self-insured retentions in amounts we deem prudent. Based on our current assessment of information available as of the date of these consolidated financial statements, we believe that our consolidated financial statements include adequate provisions for estimated costs and losses that may be incurred within the litigation and proceedings to which we are a party.

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
Consolidated Results of Operations — an analysis of our consolidated results of operations for the three and nine months ended September 30, 2016 and 2015.
Reporting Segment Results of Operations — an analysis of our results of operations for the three and nine months ended September 30, 2016 and 2015 for our YRC Freight and Regional Transportation reporting segments.
Certain Non-GAAP Financial Measures — an analysis of selected non-GAAP financial measures for the three and nine months ended September 30, 2016 and 2015 and trailing twelve months ended September 30, 2016 and 2015.
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
We measure the performance of our business on both a consolidated basis and a reporting segment basis. We use several performance metrics, but rely primarily upon operating revenue, operating income (loss), and operating ratio. We also use certain non-GAAP financial measures as secondary measures to assess our operating performance.

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

•	Non-GAAP Financial Measures: We use certain non-GAAP financial measures to assess our performance. These include EBITDA and Adjusted EBITDA:

◦
EBITDA: a non-GAAP measure that reflects our earnings before interest, taxes, depreciation, and amortization expense. EBITDA is used for internal management purposes as a financial measure that reflects our core operating performance.

◦
Adjusted EBITDA: a non-GAAP measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and further adjusts for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring professional fees, non-recurring consulting fees, expenses associated with certain lump sum payments to our IBT employees and the gains or losses from permitted dispositions, discontinued operations, among other items, as defined in our credit facilities. Adjusted EBITDA is used for internal management purposes as a financial measure that reflects our core operating performance, to measure compliance with financial covenants in our credit facilities and to calculate certain executive bonus compensation.

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

The table below provides summary consolidated financial information for the third quarter and first three quarters of 2016 and 2015:

	Third Quarter			First Three Quarters
(in millions)	2016	2015	Percent Change	2016	2015	Percent Change
Operating revenue	$1,221.3	$1,244.9	(1.9)%	$3,549.2	$3,689.7	(3.8)%
Operating income	$38.8	$47.7	(18.7)%	$109.4	$108.3	1.0%
Nonoperating expenses, net	$24.4	$21.2	15.1%	$77.0	$73.7	4.5%
Net income	$13.9	$19.8	(29.8)%	$29.0	$24.2	19.8%

Third Quarter of 2016 Compared to the Third Quarter of 2015

Our consolidated operating revenue decreased $23.6 million, or 1.9%, during the third quarter of 2016 compared to the same period in 2015. The decrease in revenue is primarily attributed to a reduction in fuel surcharge revenue and declines in volumes, partially offset by improved yield (excluding fuel surcharge).

Total operating expenses for the third quarter of 2016 decreased $14.7 million, or 1.2%, compared to the third quarter in 2015, and consisted primarily of:

•
A $10.2 million, or 4.7%, decrease in operating expenses and supplies was primarily the result of an $8.9 million decrease in fuel expense in the third quarter of 2016, as compared to the third quarter of 2015. This decrease was largely driven by lower fuel prices on a per gallon basis, as well as fewer miles driven. Additionally, vehicle maintenance expense decreased by $4.1 million due to lower maintenance costs per mile and fewer miles driven.

•
A $10.0 million, or 1.4%, decrease in salaries, wages and employee benefits was primarily attributed to an $8.1 million decrease in bonus compensation expense and a $3.9 million decrease in wages, which is primarily due to a decrease in shipping volumes, which required fewer employee hours to process freight. Offsetting this decrease is a $6.0 million increase in employee benefit costs.

•
A $7.2 million, or 4.8%, increase in purchased transportation was primarily attributed to a $10.7 million increase in over-the-road and local purchased transportation expense and a $4.2 million increase in vehicle rent expense due to higher usage of operating leases for revenue equipment. Offsetting this increase is a $6.7 million decrease in rail purchased transportation expense due to a reduction in rail miles and lower rail rates, which is principally related to lower fuel surcharges paid to our providers.

Nonoperating expenses increased $3.2 million in the third quarter of 2016 compared to the third quarter of 2015 primarily driven by a $2.9 million increase in foreign currency transaction losses.

Our effective tax rate for the third quarter of 2016 and 2015 was 3.5% and 25.3%, respectively. The significant items impacting the 2016 rate include a provision for federal alternative minimum tax, a refund from a prior year amended return, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2016. The significant items impacting the 2015 rate include a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2015. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At September 30, 2016 and December 31, 2015, substantially all of our net deferred tax assets were subject to a valuation allowance.

First Three Quarters of 2016 Compared to the First Three Quarters of 2015

Our consolidated operating revenue decreased $140.5 million, or 3.8%, during the first three quarters of 2016 compared to the same period in 2015. The decrease in revenue is primarily attributed to a reduction in fuel surcharge revenue and declines in volumes, partially offset by improved yield (excluding fuel surcharge).

Total operating expenses for the first three quarters of 2016 decreased $141.6 million, or 4.0%, compared to the first three quarters in 2015, and consisted primarily of:

•
An $82.4 million, or 12.2%, decrease in operating expenses and supplies was primarily the result of a $66.4 million decrease in fuel expense in the first three quarters of 2016, as compared to the first three quarters of 2015. This decrease was largely driven by lower fuel prices on a per gallon basis, as well as fewer miles driven. Additionally, vehicle maintenance expense decreased by $13.5 million due to lower maintenance costs per mile and fewer miles driven.

•
A $22.0 million, or 5.1%, decrease in purchased transportation was primarily due to a $35.5 million decrease in rail purchased transportation expense due to a reduction in rail miles and lower rail rates, which is principally related to lower fuel surcharges paid to our providers, partially offset by an $11.7 million increase in vehicle rent expense due to higher usage of operating leases for revenue equipment.

•
A $16.0 million, or 0.7%, decrease in salaries, wages and employee benefits was primarily attributed to a $21.0 million decrease in wages primarily driven by a decrease in shipping volumes, which required fewer employee hours to process freight, a $9.3 million decrease in bonus compensation expense, and a $3.7 million decrease in workers’ compensation expense due to improvements in current year claim frequency. These decreases were partially offset by a $17.5 million increase in employee benefit costs.

•
A $4.4 million, or 2.2%, decrease in other operating expenses was primarily driven by a $3.7 million decrease in cargo claims expense due to improved frequency of claims in the first three quarters of 2016, as compared to the first three quarters of 2015.

•	Net gains from excess property sales in the first three quarters of 2016 were $11.2 million compared to losses of $1.5 million in the first three quarters of 2015.

Nonoperating expenses increased $3.3 million in the first three quarters of 2016 compared to the first three quarters of 2015 primarily driven by an $8.3 million increase in foreign currency transaction losses, offset by a $2.3 million gain on the disposal of JHJ and a $3.3 million decrease in interest expense primarily due to lower outstanding debt.

Our effective tax rate for the first three quarters of 2016 and 2015 was 10.5% and 30.1%, respectively. Significant items impacting the 2016 rate include a provision for federal alternative minimum tax, a refund from a prior year amended return, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2016. The significant items impacting the 2015 rate include a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2015.

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

YRC Freight Results

YRC Freight represented 63.7% of consolidated operating revenue for the third quarter of 2016, as compared to 63.4% for the third quarter of 2015. YRC Freight represented 62.8% and 62.9% of consolidated operating revenue for the first three quarters of 2016 and 2015, respectively. The table below provides summary financial information for YRC Freight for the third quarter and first three quarters of 2016 and 2015:

	Third Quarter			First Three Quarters
(in millions)	2016	2015	Percent Change	2016	2015	Percent Change
Operating revenue	$777.9	$789.2	(1.4)%	$2,228.6	$2,322.0	(4.0)%
Operating income	$20.8	$16.7	24.6%	$53.3	$39.4	35.3%
Operating ratio(a)	97.3%	97.9%	0.6 pp	97.6%	98.3%	0.7 pp

(a)	pp represents the change in percentage points

Third Quarter of 2016 Compared to the Third Quarter of 2015

YRC Freight reported operating revenue of $777.9 million in the third quarter of 2016, a decrease of $11.3 million, or 1.4%, compared to the same period in 2015. The decrease in revenue is primarily attributed to a reduction in fuel surcharge revenue and declines in volume. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the third quarter of 2016 compared to the third quarter of 2015:

	Third Quarter
	2016	2015	Percent Change(b)
Workdays	64.0	64.0

Total picked up revenue (in millions)(a)	$763.6	$784.4	(2.6)%
Total tonnage (in thousands)	1,620	1,641	(1.3)%
Total tonnage per day (in thousands)	25.31	25.64	(1.3)%
Total shipments (in thousands)	2,678	2,740	(2.3)%
Total shipments per day (in thousands)	41.84	42.82	(2.3)%
Total picked up revenue per hundred weight	$23.57	$23.90	(1.4)%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$21.31	$21.24	0.3%
Total picked up revenue per shipment	$285	$286	(0.4)%
Total picked up revenue per shipment (excluding fuel surcharge)	$258	$254	1.3%
Total weight per shipment (in pounds)	1,210	1,198	1.0%

	Third Quarter
(in millions)	2016	2015
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$777.9	$789.2
Change in revenue deferral and other	(14.3)	(4.8)
Total picked up revenue	$763.6	$784.4
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue
(b) Percent change based on unrounded figures and not the rounded figures presented

Operating income for YRC Freight was $20.8 million in the third quarter of 2016 compared to $16.7 million in the third quarter of 2015. Operating revenue in the third quarter of 2016 was lower by $11.3 million, which was offset by a $15.4 million decrease in total operating expenses.

The decrease in total operating expense consisted primarily of:

•
A $12.5 million, or 8.8%, decrease in total operating expenses and supplies was primarily the result of a $6.0 million decrease in fuel expense, which was largely driven by lower fuel prices on a per gallon basis and fewer miles driven. Additionally, vehicle maintenance expense decreased by $4.6 million due to lower maintenance costs per mile and fewer miles driven in the third quarter of 2016, as compared to the third quarter of 2015.

•
A $3.3 million, or 0.7%, decrease in salaries, wages and employee benefits was driven by a $4.7 million decrease in wages primarily driven by a decrease in shipping volumes, which required fewer employee hours to process freight, and improved employee productivity, partially offset by a $3.3 million increase in employee benefit costs, in the third quarter of 2016, as compared to the third quarter of 2015.

•
A $3.3 million, or 2.8%, increase in purchased transportation was primarily due to a $10.4 million increase in over-the-road and local purchased transportation expense, offset by a $6.7 million decrease in rail purchased transportation expense due to a reduction in rail miles and lower rail rates, which is principally related to lower fuel surcharges paid to our providers, in the third quarter of 2016, as compared to the third quarter of 2015.

First Three Quarters of 2016 Compared to the First Three Quarters of 2015

YRC Freight reported operating revenue of $2,228.6 million in the first three quarters of 2016, a decrease of $93.4 million, or 4.0%, compared to the same period in 2015. The decrease in revenue is primarily attributed to a reduction in fuel surcharge revenue and declines in volume, partially offset by improved yield (excluding fuel surcharge). The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the first three quarters of 2016 compared to the first three quarters of 2015:

	First Three Quarters
	2016	2015	Percent Change(b)
Workdays	191.5	190.0

Total picked up revenue (in millions)(a)	$2,208.9	$2,313.9	(4.5)%
Total tonnage (in thousands)	4,701	4,892	(3.9)%
Total tonnage per day (in thousands)	24.55	25.75	(4.7)%
Total shipments (in thousands)	7,875	8,135	(3.2)%
Total shipments per day (in thousands)	41.12	42.81	(3.9)%
Total picked up revenue per hundred weight	$23.49	$23.65	(0.7)%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$21.34	$20.87	2.3%
Total picked up revenue per shipment	$280	$284	(1.4)%
Total picked up revenue per shipment (excluding fuel surcharge)	$255	$251	1.5%
Total weight per shipment (in pounds)	1,194	1,203	(0.7)%

	First Three Quarters
(in millions)	2016	2015
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$2,228.6	$2,322.0
Change in revenue deferral and other	(19.7)	(8.1)
Total picked up revenue	$2,208.9	$2,313.9
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue
(b) Percent change based on unrounded figures and not the rounded figures presented

Operating income for YRC Freight was $53.3 million in the first three quarters of 2016 compared to $39.4 million in the first three quarters of 2015. Operating revenue was lower by $93.4 million in the first three quarters of 2016, which was offset by a $107.3 million decrease in total operating expenses.

The decrease in total operating expense consisted primarily of:

•
A $51.2 million, or 11.9%, decrease in total operating expenses and supplies was primarily the result of a $37.7 million decrease in fuel expense, which was largely driven by lower fuel prices on a per gallon basis and fewer miles driven. Additionally, vehicle maintenance expense decreased by $10.0 million due to lower maintenance costs per mile and fewer miles driven in the first three quarters of 2016, as compared to the first three quarters of 2015. These expense reductions were partially offset by a $4.1 million favorable legal settlement recorded in the first three quarters of 2015, with no corresponding event in the first three quarters of 2016.

•
A $26.5 million, or 7.8%, decrease in purchased transportation was primarily due to a $35.5 million decrease in rail purchased transportation expense due to a reduction in rail miles and lower rail rates, which is principally related to lower fuel surcharges paid to our providers, offset by a $5.8 million increase in local purchased transportation expense, in the first three quarters of 2016, as compared to the first three quarters of 2015.

•
A $14.0 million, or 1.1%, decrease in salaries, wages and employee benefits was driven by a $19.9 million decrease in wages primarily driven by a decrease in shipping volumes, which required fewer employee hours to process freight, and improved employee productivity, partially offset by a $9.4 million increase in employee benefit costs, in the first three quarters of 2016, as compared to the first three quarters of 2015.

•
A $0.7 million, or 0.6%, increase in other operating expense was primarily driven by a $5.5 million increase in our liability claims expense as a result of unfavorable development of prior year outstanding claims in the first three quarters of 2016, as compared to the first three quarters of 2015. This was partially offset by a $3.0 million decrease in cargo claims expense due to improved frequency of claims in the first three quarters of 2016, as compared to the first three quarters of 2015.

•	Net gains from excess property sales in the first three quarters of 2016 were $12.0 million compared to losses of $1.7 million in the first three quarters of 2015.

Regional Transportation Results

Regional Transportation represented 36.3% of consolidated operating revenue for the third quarter of 2016, as compared to 36.6% for the third quarter of 2015. Regional Transportation represented 37.2% and 37.1% of consolidated operating revenue for the first three quarters of 2016 and 2015, respectively. The table below provides summary financial information for Regional Transportation for the third quarter and first three quarters of 2016 and 2015:

	Third Quarter				First Three Quarters
(in millions)	2016	2015	Percent Change		2016	2015	Percent Change
Operating revenue	$443.7	$455.7	(2.6)%		$1,321.3	$1,367.7	(3.4)%
Operating income	$21.9	$33.6	(34.8)%		$64.9	$75.9	(14.5)%
Operating ratio(a)	95.1%	92.6%	(2.5	) pp	95.1%	94.5%	(0.6	) pp

(a)	pp represents the change in percentage points

Third Quarter of 2016 Compared to the Third Quarter of 2015

Regional Transportation reported operating revenue of $443.7 million for the third quarter of 2016, a decrease of $12.0 million, or 2.6%, from the third quarter of 2015. The decrease in revenue is primarily attributed to a reduction in fuel surcharge revenue and declines in volume, partially offset by improved yield (excluding fuel surcharge). The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the third quarter of 2016 compared to the third quarter of 2015:

	Third Quarter
	2016	2015	Percent Change(b)
Workdays	63.0	64.0

Total picked up revenue (in millions)(a)	$443.4	$455.9	(2.8)%
Total tonnage (in thousands)	1,914	1,974	(3.1)%
Total tonnage per day (in thousands)	30.38	30.85	(1.5)%
Total shipments (in thousands)	2,622	2,672	(1.9)%
Total shipments per day (in thousands)	41.62	41.76	(0.3)%
Total picked up revenue per hundred weight	$11.58	$11.55	0.3%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$10.48	$10.32	1.5%
Total picked up revenue per shipment	$169	$171	(0.9)%
Total picked up revenue per shipment (excluding fuel surcharge)	$153	$153	0.3%
Total weight per shipment (in pounds)	1,460	1,478	(1.2)%

	Third Quarter
(in millions)	2016	2015
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$443.7	$455.7
Change in revenue deferral and other	(0.3)	0.2
Total picked up revenue	$443.4	$455.9
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods
(b) Percent change based on unrounded figures and not the rounded figures presented

Operating income for Regional Transportation was $21.9 million for the third quarter of 2016, compared to $33.6 million for the third quarter of 2015. Operating revenues decreased by $12.0 million, which were offset by a $0.3 million decrease in total operating expenses.

The decrease in total operating expenses consisted primarily of:

•
A $3.0 million, or 3.6%, decrease in operating expenses and supplies was primarily the result of a $2.9 million decrease in fuel expense, which was largely driven by lower fuel prices on a per gallon basis and fewer miles driven in the third quarter of 2016 compared to the third quarter of 2015.

•
A $2.9 million, or 1.1%, decrease in salaries, wages and employee benefits was primarily driven by a $4.4 million decrease in bonus compensation expense, offset by a $2.3 million increase in employee benefit costs in the third quarter of 2016, as compared to the third quarter of 2015.

•
A $4.2 million, or 13.4%, increase in purchased transportation was primarily due to a $3.9 million increase in vehicle rent expense due to higher usage of operating leases for revenue equipment, in the third quarter of 2016, as compared to the third quarter of 2015.

First Three Quarters of 2016 Compared to the First Three Quarters of 2015

Regional Transportation reported operating revenue of $1,321.3 million for the first three quarters of 2016, a decrease of $46.4 million, or 3.4%, from the first three quarters of 2015. The decrease in revenue is primarily attributed to a reduction in fuel surcharge revenue and declines in volume, partially offset by improved yield (excluding fuel surcharge). The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the first three quarters of 2016 compared to the first three quarters of 2015:

	First Three Quarters
	2016	2015	Percent Change(b)
Workdays	191.5	191.5

Total picked up revenue (in millions)(a)	$1,323.0	$1,367.6	(3.3)%
Total tonnage (in thousands)	5,794	5,948	(2.6)%
Total tonnage per day (in thousands)	30.26	31.06	(2.6)%
Total shipments (in thousands)	7,876	7,987	(1.4)%
Total shipments per day (in thousands)	41.13	41.71	(1.4)%
Total picked up revenue per hundred weight	$11.42	$11.50	(0.7)%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$10.40	$10.20	1.9%
Total picked up revenue per shipment	$168	$171	(1.9)%
Total picked up revenue per shipment (excluding fuel surcharge)	$153	$152	0.7%
Total weight per shipment (in pounds)	1,471	1,489	(1.2)%

	First Three Quarters
(in millions)	2016	2015
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,321.3	$1,367.7
Change in revenue deferral and other	1.7	(0.1)
Total picked up revenue	$1,323.0	$1,367.6
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods
(b) Percent change based on unrounded figures and not the rounded figures presented

Operating income for Regional Transportation was $64.9 million for the first three quarters of 2016, as compared to $75.9 million for the first three quarters of 2015. Operating revenues decreased $46.4 million which were offset by a $35.4 million decrease in total operating expenses.

The decrease in total operating expenses consisted primarily of:

•
A $35.4 million, or 13.0%, decrease in operating expenses and supplies was primarily the result of a $28.8 million decrease in fuel expense, which was largely driven by lower fuel prices on a per gallon basis and fewer miles driven. Additionally, vehicle maintenance expense decreased by $3.5 million due to lower maintenance costs and fewer miles driven and professional service fees decreased by $3.4 million in the first three quarters of 2016, as compared to the first three quarters of 2015.

•
A $5.2 million, or 6.6%, decrease in other operating expense was primarily driven by a $2.9 million decrease in our liability claims expense as a result of more favorable development of prior year claims in the first three quarters of 2016, as compared to the first three quarters of 2015.

•
A $5.1 million, or 5.5%, increase in purchased transportation was primarily due to a $9.4 million increase in vehicle rent expense due to higher usage of operating leases for revenue equipment, partially offset by a $3.9 million decrease in purchased transportation expense due to a reduction in miles and rates, in the first three quarters of 2016, as compared to the first three quarters of 2015.

•
A $0.8 million, or 0.1%, increase in salaries, wages and employee benefits was driven by a $4.8 million increase in employee benefit costs, offset by a $1.4 million decrease in bonus compensation expense and $1.1 million decrease in wages. The decrease in wages was primarily due to the decrease in shipping volumes and partially offset by general wage rate increases in the first three quarters of 2016, as compared to the first three quarters of 2015.

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

Consolidated Adjusted EBITDA

The reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA (defined in our Term Loan Agreement as “Consolidated EBITDA”) for the third quarter and first three quarters of 2016 and 2015, and the trailing twelve months ended September 30, 2016 and 2015, is as follows:

	Third Quarter		First Three Quarters		Trailing Twelve Months Ended	Trailing Twelve Months Ended
(in millions)	2016	2015	2016	2015	September 30, 2016	September 30, 2015
Reconciliation of net income to Adjusted EBITDA:
Net income	$13.9	$19.8	$29.0	$24.2	$5.5	$30.4
Interest expense, net	25.5	25.6	77.6	80.9	103.8	108.1
Income tax expense (benefit)	0.5	6.7	3.4	10.4	(12.1)	10.7
Depreciation and amortization	40.3	40.7	119.5	123.6	159.6	164.3
EBITDA	80.2	92.8	229.5	239.1	256.8	313.5
Adjustments for Term Loan Agreement:
(Gains) losses on property disposals, net	0.2	0.9	(11.2)	1.5	(10.8)	(4.3)
Letter of credit expense	1.7	2.2	6.0	6.6	8.2	8.9
Restructuring professional fees	—	0.2	—	0.2	—	0.2
Nonrecurring consulting fees	—	(0.8)	—	5.1	—	5.1
Permitted dispositions and other	2.2	—	1.8	0.3	1.9	0.3
Equity-based compensation expense	1.5	2.8	6.0	6.5	8.0	9.7
Amortization of ratification bonus	—	4.6	4.6	14.4	9.1	19.6
Loss on extinguishment of debt	—	—	—	0.6	—	0.6
Non-union pension settlement charge	—	—	—	—	28.7	—
Other, net(a)	(0.3)	(3.6)	3.1	(7.0)	3.9	(9.3)
Adjusted EBITDA	$85.5	$99.1	$239.8	$267.3	$305.8	$344.3

(a) As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Segment Adjusted EBITDA

The following represents Adjusted EBITDA by segment for the third quarter and first three quarters of 2016 and 2015:

	Third Quarter		First Three Quarters
(in millions)	2016	2015	2016	2015
Adjusted EBITDA by segment:
YRC Freight	$45.3	$45.2	$119.3	$130.4
Regional Transportation	40.2	52.9	121.3	135.7
Corporate and other	—	1.0	(0.8)	1.2
Adjusted EBITDA	$85.5	$99.1	$239.8	$267.3

The reconciliation of operating income (loss), by segment, to Adjusted EBITDA for the third quarter and first three quarters of 2016 and 2015, is as follows:

	Third Quarter		First Three Quarters
YRC Freight segment (in millions)	2016	2015	2016	2015
Reconciliation of operating income to Adjusted EBITDA:
Operating income	$20.8	$16.7	$53.3	$39.4
Depreciation and amortization	22.9	23.3	67.9	70.5
(Gains) losses on property disposals, net	—	1.1	(12.0)	1.7
Letter of credit expense	1.1	1.6	3.9	4.6
Nonrecurring consulting fees	—	(0.8)	—	5.1
Amortization of ratification bonus	—	3.0	3.0	9.3
Other, net(a)	0.5	0.3	3.2	(0.2)
Adjusted EBITDA	$45.3	$45.2	$119.3	$130.4
 (a) As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA.

	Third Quarter		First Three Quarters
Regional Transportation segment (in millions)	2016	2015	2016	2015
Reconciliation of operating income to Adjusted EBITDA:
Operating income	$21.9	$33.6	$64.9	$75.9
Depreciation and amortization	17.4	17.4	51.6	53.2
(Gains) losses on property disposals, net	0.3	(0.2)	0.9	—
Letter of credit expense	0.6	0.5	2.0	1.5
Amortization of ratification bonus	—	1.6	1.6	5.1
Other, net(a)	—	—	0.3	—
Adjusted EBITDA	$40.2	$52.9	$121.3	$135.7
 (a) As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA.

	Third Quarter		First Three Quarters
Corporate and other (in millions)	2016	2015	2016	2015
Reconciliation of operating loss to Adjusted EBITDA:
Operating loss	$(3.9)	$(2.6)	$(8.8)	$(7.0)
Depreciation and amortization	—	—	—	(0.1)
Gains on property disposals, net	(0.1)	—	(0.1)	(0.2)
Letter of credit expense	—	0.1	0.1	0.5
Restructuring professional fees	—	0.2	—	0.2
Permitted dispositions and other	2.2	—	1.8	0.3
Equity-based compensation expense	1.5	2.8	6.0	6.5
Other, net(a)	0.3	0.5	0.2	1.0
Adjusted EBITDA	$—	$1.0	$(0.8)	$1.2
 (a) As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective net operating cash flows from operations. As of September 30, 2016, we had cash and cash equivalents of $276.4 million and the borrowing base and maximum availability under our ABL Facility were $412.6 million and $55.0 million, respectively. The maximum availability is calculated in accordance with the terms of the ABL Facility and is derived by reducing the borrowing base by our $357.6 million of outstanding letters of credit. While our ABL Agreement permits us to access maximum availability subject to certain financial covenant restrictions (which restrictions did not limit our availability as of September 30, 2016), the maximum amount we expect to access on our ABL Facility at any time is maximum availability less the lower of 10% of the borrowing base ($41.3 million at September 30, 2016) or 10% of the facility size ($45.0 million at September 30, 2016). Thus, of the $55.0 million in maximum availability, our Managed Accessibility was $13.7 million as of September 30, 2016.  As a result, we had cash and cash equivalents and Managed Accessibility of $290.1 million as of September 30, 2016. Due to the ABL Facility amendment on June 28, 2016, as referenced in the “Debt and Financing” footnote of our consolidated financial statements in this report, we increased our flexibility to manage and optimize the amount of cash included in the borrowing base by reducing availability limits.

Outside of funding normal operations, our principal uses of cash include making contributions to our single-employer pension plans and various multi-employer pension funds, and meeting our other cash obligations including, but not limited to, paying principal and interest on our funded debt, payments on our equipment leases and funding capital expenditures.

As of September 30, 2016, we had $1,055.4 million in aggregate par value of outstanding indebtedness, the majority of which matures in 2019. We also have future funding obligations for our single-employer pension plans and various multi-employer pension funds. We expect our funding obligations for the remainder of 2016 for our single-employer pension plans and multi-employer pension funds will be $12.3 million and $22.3 million, respectively. In addition, we have, and will continue to have, operating lease obligations. As of September 30, 2016, our operating lease payment obligations through 2030 totaled $323.8 million and are expected to increase as we lease additional revenue equipment. Additionally, for the first three quarters of 2016, we entered into new operating leases for revenue equipment totaling $95.2 million in future lease payments, payable over an average lease term of five years.

Our capital expenditures for the first three quarters of 2016 and 2015 were $75.4 million and $71.8 million, respectively. These amounts were principally used to pay capitalized costs for technology infrastructure, to refurbish engines for our revenue fleet, and to fund the purchase of used tractors and trailers.

As of September 30, 2016, our Standard & Poor’s Corporate Family Rating was “B-” with a stable outlook and Moody’s Investor Service Corporate Family Rating was “B3” with a stable outlook.

Credit Facility Covenants

Our Term Loan Agreement has certain financial covenants that, among other things, restricts certain capital expenditures and requires us to not exceed a maximum total leverage ratio (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA. Refer to the “Debt and Financing” footnote for an overview of our Term Loan covenants.

To maintain compliance with the maximum total leverage ratio over the tenor of the Term Loan and satisfy our liquidity needs, we would have to achieve operating results that reflect significant improvement over our third quarter 2016 results. Means for improving our profitability may include ongoing successful implementation and realization of pricing, productivity and efficiency initiatives, as well as increased volume, some of which are outside of our control.

Although we are currently in compliance with the maximum total leverage ratio covenant under our Term Loan Agreement, the covenant levels tighten in the coming quarters. Our internal forecasts currently indicate that, absent one or more specific actions as described below, we could fail to comply with this covenant in one or more quarters over the next 12 months.  As a result, we may decide to pay down a sufficient amount of the Term Loan to comply with the covenant. We currently believe that the results of our operations will be sufficient to allow us to make such payments and fund our operations for the next twelve months.  However, we may also be required to pursue certain actions, including but not limited to reducing capital expenditures, curtailing actions relating to our planned revenue growth and/or seeking other cost reductions. Some of those actions might adversely affect our operations and financial performance over the long-term.
Alternatively, we may seek an amendment to the Term Loan that would modify the covenant or pursue some other corporate finance transaction that would reduce our total leverage so that we would remain in compliance.  There can be no assurance that we will be successful in obtaining such relief.
Cash Flows

Operating Cash Flow

Net cash provided by operating activities was $86.0 million and $91.5 million in the first three quarters of 2016 and 2015, respectively. The decrease in operating cash flow is primarily attributable to non-cash gains of $11.2 million recognized from the sale of excess properties in the first three quarters of 2016, as compared to a $1.5 million loss in the first three quarters of 2015. This was offset by an increase in net income of $4.8 million in the first three quarters of 2016 as compared to the first three quarters of 2015, and a net increase in operating assets and liabilities of $4.2 million, which consists primarily of improved cash inflow due to prior year expenses associated with certain lump sum payments to our IBT employees, offset by decreased cash inflow from accounts receivable.

Investing Cash Flow

Net cash provided by investing activities was $44.9 million during the first three quarters of 2016 compared to net cash used in investing activities of $38.8 million during the first three quarters of 2015, largely driven by a net receipt of $79.2 million in restricted escrow refunds in 2016 compared to a net receipt of $16.9 million in 2015. Additionally, cash flows in 2016 included $14.6 million in net proceeds from the sale of JHJ and an increase of $10.8 million in cash proceeds from the disposal of property and equipment due to certain significant property sales in 2016.

Financing Cash Flow

Net cash used in financing activities for the first three quarters of 2016 and 2015 was $28.3 million and $13.1 million, respectively, which consists mainly of repayments on our long-term debt. Cash flows used in financing activities for the first three quarters of 2016 also included $1.8 million in debt issuance costs related to the ABL Facility amendment.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual cash obligations and other commercial commitments as of September 30, 2016.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of September 30, 2016:

	Payments Due by Period
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Balance sheet obligations:
ABL Facility(a)	$7.1	$11.6	$—	$—	$18.7
Term Loan(b)	62.2	753.0	—	—	815.2
Lease financing obligations(c)	42.2	70.6	18.8	21.0	152.6
Pension deferral obligations(d)	7.6	15.3	104.1	—	127.0
Workers’ compensation, property damage and liability claims obligations(e)	101.1	131.1	58.0	100.7	390.9
Operating leases(f)	102.4	143.4	56.5	21.5	323.8
Other contractual obligations(g)	13.9	4.7	0.3	—	18.9
Capital expenditures(h)	23.6	—	—	—	23.6
Total contractual obligations	$360.1	$1,129.7	$237.7	$143.2	$1,870.7

(a)	The ABL Facility includes future payments for the letter of credit and unused line fees and are not included on the Company’s consolidated balance sheets.

(b)	The Term Loan includes principal and interest payments, but excludes unamortized discounts.

(c)
The lease financing obligations include interest payments of $103.2 million and principal payments of $49.4 million. The remaining principal obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

(d)	Pension deferral obligations includes principal and interest payments on the Second A&R CDA.

(e)	The workers’ compensation, property damage and liability claims obligations represent our estimate of future payments for these obligations, not all of which are contractually required.

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

	Amount of Commitment Expiration Per Period
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unused line of credit
ABL Facility(a)	$—	$55.0	$—	$—	$55.0
Letters of credit(b)	—	357.6	—	—	357.6
Surety bonds(c)	134.1	1.6	0.1	—	135.8
Total commercial commitments	$134.1	$414.2	$0.1	$—	$548.4

(a)
As of September 30, 2016, we held $43.0 million in restricted escrow, which represents cash collateral on our ABL Facility. Managed Accessibility was $13.7 million, which represents maximum availability of $55.0 million less the lower of 10% of the borrowing base or the facility size.

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

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of September 30, 2016 and have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” note to our consolidated financial statements included with this quarterly report on Form 10-Q and that discussion is incorporated by reference herein.

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

YRC WORLDWIDE INC.

Date: October 27, 2016	/s/ James L. Welch
James L. Welch
Chief Executive Officer

Date: October 27, 2016	/s/ Jamie G. Pierson
Jamie G. Pierson
Executive Vice President and
Chief Financial Officer