Form 10-K
period 2016-12-31
YRC Worldwide Inc.
filed 2017-02-17
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $285.7 million based on the closing price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 10, 2017
Common Stock, $0.01 par value per share	33,221,499 shares

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

Note on Forward-Looking Statements

This entire report, including (among other items) Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements (each a “forward-looking statement”) within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intend,” “anticipate,” “believe,” “project,” “forecast,” “propose,” “plan,” “designed,” “estimate,” “enable” and similar expressions. Those forward-looking statements speak only as of the date of this report. We disclaim any obligation to update those statements, except as applicable law may require us to do so, and we caution you not to rely unduly on them. We have based those forward-looking statements on our current expectations and assumptions about future events, which may prove to be inaccurate. While our management considers those expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory (including environmental), legal and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those we discuss in this report under the section entitled “Risk Factors” in Item 1A and the section entitled “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other reports we file with the Securities and Exchange Commission (the “SEC”).  The factors we discuss in this report are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report also could have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potentially important factor arises. We advise our existing and potential security holders that they should (1) be aware that important factors to which we do not refer in this report could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

PART I

Item 1. Business

General Description of the Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide,” the “Company,” “we,” “us” or “our”) is a holding company, that through its operating subsidiaries, offers its customers a wide range of transportation services. We have one of the largest, most comprehensive less-than-truckload (“LTL”) networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer expertise in LTL shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence. Our reporting segments include the following:

•
YRC Freight is the reporting segment that focuses on longer haul business opportunities with national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management. This reporting segment includes our LTL subsidiary YRC Inc. (doing business as, and hereinafter referred to as, “YRC Freight”) and Reimer Express Lines Ltd. (“YRC Reimer”), a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States and Canada, YRC Freight also serves parts of Mexico and Puerto Rico.

•
Regional Transportation is the reporting segment for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of USF Holland LLC (“Holland”), New Penn Motor Express, LLC (“New Penn”) and USF Reddaway Inc. (“Reddaway”). These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the United States, Canada, and Puerto Rico.

For revenue and other information regarding our reporting segments, see the “Business Segments” footnote of our consolidated financial statements included in this Annual Report on Form 10-K.

Incorporated in Delaware in 1983 and headquartered in Overland Park, Kansas, we employed approximately 32,000 people as of December 31, 2016. The mailing address of our headquarters is 10990 Roe Avenue, Overland Park, Kansas 66211, and our telephone number is (913) 696-6100. Our website is www.yrcw.com. Through the “SEC Filings” link on our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All of these filings may be viewed or printed from our website free of charge.

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

YRC Freight serves manufacturing, wholesale, retail and government customers throughout North America. YRC Freight’s approximate 20,000 employees are dedicated to operating its extensive network which supports approximately 10.4 million shipments annually. YRC Freight shipments have an average shipment size of approximately 1,200 pounds and travel an average distance of roughly 1,300 miles. Operations research and engineering teams coordinate the equipment, routing, sequencing and timing necessary to efficiently transport shipments through our distribution network. On December 31, 2016, YRC Freight’s revenue fleet was comprised of approximately 7,700 tractors, including approximately 6,200 owned tractors and 1,500 leased tractors, and approximately 31,000 trailers, including approximately 24,900 owned trailers and 6,100 leased trailers. The YRC Freight network includes 260 strategically located service facilities including 125 owned facilities with 8,217 doors and 135 leased facilities with 6,062 doors.

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

•	Accelerated: a faster option to our Standard service that moves through YRC Freight’s faster network to increase our customers’ speed to market.

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

•	yrcfreight.com: a secure e-commerce website offering online resources for supply chain visibility and shipment management in real time.

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

YRC Freight represented 63%, 63% and 64% of our consolidated operating revenue in 2016, 2015 and 2014, respectively.

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

•
Reddaway: headquartered in Tualatin, Oregon, provides local next-day, regional and expedited services through a network located in 12 western states spanning California, the Pacific Northwest, the Rocky Mountain States and the Southwest. Additionally, Reddaway provides services to Alaska, Hawaii and to the province of British Columbia, Canada.

Together, the Regional Transportation companies deliver services in the next-day, second-day and time-sensitive markets, which are among the fastest-growing transportation segments. The Regional Transportation service portfolio includes:

•
Regional delivery: including next-day local area delivery and second-day services; consolidation/distribution services; protect-from-freezing and hazardous materials handling; truckload and a variety of other specialized offerings.

•	Guaranteed and expedited delivery: including day-definite, hour-definite and time-definite capabilities.

•	Interregional delivery: combining our best-in-class regional networks, Regional Transportation provides reliable, high-value services between our regional operations.

•	Cross-border delivery: through strategic partnerships, the Regional Transportation companies provide full-service capabilities between the United States and Canada, and Puerto Rico.

•	hollandregional.com, reddawayregional.com and newpenn.com: are e-commerce websites offering secure and customized online resources to manage transportation activity.

The approximately 12,000 employees of our Regional Transportation companies serve and support manufacturing, wholesale, retail and government customers throughout North America and transport approximately 10.3 million shipments annually. Regional Transportation shipments have an average shipment size of approximately 1,500 pounds and travel an average distance of roughly 400 miles. At December 31, 2016, the Regional Transportation network includes 127 service facilities including 62 owned facilities with 3,978 doors and 65 leased facilities with 2,886 doors. The Regional Transportation revenue fleet includes approximately 6,600 tractors including approximately 5,000 owned and 1,600 leased and approximately 13,500 trailers including approximately 10,800 owned and 2,700 leased.

The Regional Transportation companies accounted for 37%, 37% and 36% of our consolidated operating revenue in 2016, 2015 and 2014, respectively.

Parent Company

YRC Worldwide, headquartered in Overland Park, Kansas, has approximately 300 employees. The parent company provides centrally-managed support to our operating companies that spans a variety of functions, including components of finance, legal, risk management, sales, and security.

Each of our shared services organizations charges the operating companies for their services, either based upon usage or on an overhead allocation basis.

Competition

Our companies operate in a highly competitive environment. Given the growth of U.S. import/export trade, our competitors include global, integrated freight transportation services providers; global freight forwarders; national freight services providers

(including intermodal providers); regional or interregional carriers; third party logistics providers; and small, intraregional transportation companies. The entire trucking industry also faces emerging competition from online crowd-sourcing technology firms that specialize in load-matching services.

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

LTL transportation providers consolidate numerous shipments (generally ranging from 100 to 10,000 pounds) from varying businesses at individual service centers in close proximity to where those shipments originated. Utilizing expansive networks of pickup and delivery operations around local service centers, shipments are moved between origin and destination using distribution centers when necessary, where consolidation and deconsolidation of shipments occur. Depending on the distance shipped, shared load providers are often classified into one of four sub-groups:

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

•
Global - Providing freight forwarding and final-mile delivery services to companies shipping to and from multiple regions around the world. This service can be offered through a combination of owned assets or through a purchased transportation model and may involve just one leg of a shipment’s movement between countries.

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
Asset-based LTL carriers depend on Third Party Logistics (“3PL”) firms. These non-asset based service providers are both our customers and competitors. As clients, these firms aggregate truck shipment demand and distribute that demand across the transportation sector. Asset-based LTL carriers are the primary providers of shipping capacity to these companies and benefit from the relationship. As competitors, 3PLs often control shipper relationships and can shift shipment volumes away from specific carriers. Certain 3PLs have completed purchases of asset-based LTL carriers, which might alter the competitive landscape in the future.
Several technology firms have introduced, or are in the process of introducing, load-matching technologies for heavyweight freight. Whereas these firms operate similar to a third party logistics firm, they allow any carrier to bid on specific shipment opportunities. Successfully winning a bid opportunity could be based on a truck’s proximity to the pick-up location, price, or other factors. Just as in the 3PL scenario, we view these as potential opportunities as well as a competitive risk.
Competitive cost of entry into the asset-based LTL sector on a small scale, within a limited service area, is relatively low (although more so than in other sectors of the transportation industry). The larger the service area, the greater the barriers to entry, due primarily to the need for additional equipment and facilities associated with broader geographic service coverage. Broader market coverage in the competitive transportation landscape also requires increased technology investment and the ability to capture cost efficiencies from shipment density (scale), making entry on a national basis more difficult. Further development of density-based pricing strategies will require carriers to continue to make investments in scanning and measuring technologies. We have already taken significant steps toward implementing these technologies, and other competitors in our industry are also making investments in this technology at varying speeds.
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
Our companies are subject to regulatory and legislative changes, which can affect our economics and those of our competitors. Some regulatory changes could potentially impact the pool of available drivers. Various federal and state agencies regulate us and our operations are also subject to various federal, foreign, state, provincial and local environmental laws and regulations dealing with transportation, storage, presence, use, disposal and handling of hazardous materials, emissions related to the use of petroleum-based fuels, fuel efficiency, discharge of storm-water and underground fuel storage tanks. Our drivers and facility employees are protected by occupational safety and health regulations and our drivers are subject to hours of service regulations, all of which are subject to change. We are also subject to regulations to combat terrorism imposed by the U.S. Department of Homeland Security and other federal and state agencies. See the Risk Factors section related to our compliance with laws and regulations in Item 1A of this report.
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
Our operating companies store fuel for use in our revenue equipment in approximately 251 underground storage tanks (“USTs”) located throughout the United States. Maintenance of such USTs is regulated at the federal and, in some cases, state level. The USTs are required to have leak detection systems and are required to be extracted upon our exiting the property.
During 2016, we spent approximately $9.1 million to comply with U.S. federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, “Environmental Regulations”). In 2017, we expect to spend approximately $9.2 million to comply with the Environmental Regulations. Based upon current information, we believe that our compliance with Environmental Regulations will not have a material adverse effect upon our capital expenditures, results of operations and competitive position because we have either made adequate reserves for such compliance expenditures or the cost for such compliance is expected to be small in comparison with our overall expenses.
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

The former Yellow Transportation (now a part of YRC Freight) has been alleged to be a PRP for two locations: Angeles Chemical Co., Santa Fe Springs, CA and Alburn Incinerator, Inc., Chicago, IL, which is included in the Lake Calumet Cluster Site. With respect to these sites, there is little, if any evidence that YRC Freight contributed to any contamination and these allegations are not believed to present material exposure. The former Roadway Express (now a part of YRC Freight) has been alleged to be a PRP for three locations: Ward Transformer, Raleigh, NC, Roosevelt Irrigation District, Phoenix, AZ and Berry's Creek, Carlstadt, NJ. There is scant evidence connecting YRC Freight with either the Ward Transformer site or to the Roosevelt Irrigation District’s contaminated groundwater wells and any potential exposure is believed to be immaterial. The EPA has notified YRC Freight and 140 other potential parties of their possible responsibility at the Berry's Creek site where YRC Freight owns and operates a service center.

The EPA has issued YRC Worldwide a Request for Information (“RFI”) regarding current and former Yellow Transportation and Roadway Express (now YRC Freight) facilities adjacent to or in close proximity of Newtown Creek, NY and its tributaries. None of YRC Worldwide’s operating companies have been named as a PRP in this matter, but YRC Freight has entered into a tolling agreement with the Newtown Creek Group (“NCG”). The NCG is comprised of five companies who have agreed to perform a Remedial Investigation and Feasibility Study under the supervision of the EPA.

USF Red Star, a non-operating subsidiary, has been alleged to be a PRP at three locations: Booth Oil, N. Tonawanda, NY and two separate landfills in Byron, NY, and Moira, NY. Holland has been alleged to be a PRP for one location, Horton Sales Piedmont Site, Greenville County, SC. Although the outcome of any legal matter is subject to uncertainties, based on our current knowledge, we believe the potential combined costs at all of the above sites will not be significant.

While PRPs in Superfund actions have joint and several liabilities for all costs of remediation, it is not possible at this time to quantify our ultimate exposure because the projects are either in the investigative or early remediation stage. Based upon current information, we do not believe that probable or reasonably possible expenditures in connection with the sites described above are likely to have a material adverse effect on our financial condition or results of operations because:

•	To the extent necessary, we have established adequate reserves to cover the estimate we presently believe will be our liability with respect to the matter;

•	We and our subsidiaries have only limited or de minimis involvement in the sites based upon volumetric calculations;

•	Other PRPs involved in the sites have substantial assets and may reasonably be expected to pay a larger share of the cost of remediation; and

•	We believe that our ultimate liability is relatively small compared with our overall expenses.
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
Economic Factors and Seasonality

Our business is subject to a number of general economic factors that may have a material adverse effect on the results of our operations, many of which are largely out of our control. These include the impact of recessionary economic cycles and downturns in our customers’ business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers. Economic conditions may adversely affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. We operate in a highly price-sensitive and competitive industry, making industry pricing actions, quality of customer service, effective asset utilization and cost control major competitive factors.

All of our revenues are subject to seasonal variations which are common in the trucking industry. Customers tend to reduce shipments just prior to and after the winter holiday season. Operating expenses as a percent of revenue tend to be higher, and operating cash flows as a percent of revenue tend to be lower in the winter months, primarily due to colder weather and seasonally lower levels of shipments and the seasonal timing of expenditures. Generally, most of the first quarter and the latter part of the fourth quarter are the seasonally weakest while the second and third quarters are the seasonally strongest. The availability and cost of labor and other operating cost inputs, such as fuel, equipment maintenance and equipment replacements, can significantly impact our overall cost, competitive position within our industry and our resulting earnings and cash flows.

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
We are subject to business risks and increasing costs associated with the transportation industry that are largely out of our control, any of which could adversely affect our business, financial condition and results of operations. The factors contributing to these risks and costs include weather, excess capacity in the transportation industry, interest rates, license and registration fees, insurance premiums, self-insurance levels, letters of credit required to support outstanding claims, and increasing equipment and operational costs, as well as the other factors discussed in these risk factors. Further, the future availability and support available for our current technology may make it necessary for us to upgrade or change these systems, which may be costly and could disrupt or reduce the efficiency of our operations.
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
Numerous competitive factors could adversely affect our business, financial condition and results of operations. These factors include the following:

•
We compete with many other transportation service providers of varying sizes and types, some of which have a lower cost structure, more and/or newer equipment and greater capital resources than we do or have other competitive advantages;

•
Some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which limits our ability to maintain or increase prices or maintain or grow our business;

•	Our customers may negotiate rates or contracts that minimize or eliminate our ability to offset fuel prices through fuel surcharges;

•	Many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved transportation service providers, and in some instances, we may not be selected;

•	Many customers periodically accept bids from multiple carriers for their shipping needs, which may depress prices or result in the loss of some business to competitors;

•	The trend towards consolidation in the ground transportation industry may create other large carriers with greater financial resources and other competitive advantages relating to their size;

•	Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments;

•	Competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and prices; and

•	As a union carrier, we may have a competitive disadvantage compared to non-union carriers with lower cost and greater operating flexibility.

If our relationship with our employees and unions were to deteriorate, we may be faced with labor disruptions or stoppages, which could have a material adverse effect on our business, financial condition and results of operations and place us at a disadvantage relative to non-union competitors.
Each of our operating subsidiaries have employees who are represented by the International Brotherhood of Teamsters (“IBT”). These employees represent the majority of our workforce at December 31, 2016. Salaries, wages and employee benefits compose over half of our operating costs.
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
We cannot predict the outcome of any of these matters. These matters, if resolved in a manner unfavorable to us, could have a material adverse effect on our business, financial condition, liquidity and results of operations.
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
Our future insurance and claims expenses might exceed historical levels. We currently self-insure for a majority of our claims exposure resulting from workers’ compensation, property damage and liability claims, and cargo, supplemented by large deductible purchased insurance. If the number or severity of claims for which we are self-insured increases, our business, financial condition and results of operations could be adversely affected, and we may have to post additional letters of credit or cash collateral to state workers’ compensation authorities or insurers to support our insurance policies, which may adversely affect our liquidity. Although we have significantly reduced our letter of credit expense in recent years, there is no assurance this trend will continue. If we lose our ability to self-insure, our insurance costs could materially increase, and we may find it difficult to obtain adequate levels of insurance coverage.
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
In general, our insurance coverage with respect to each of workers’ compensation, property damage and liability claims, and cargo claims is subject to policy limits. Although we believe our aggregate insurance policy limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits. In this case, we would bear the excess expense, in addition to the amount of self-insurance. Our insurance and claims expense could increase, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced.

We have significant ongoing capital expenditure requirements that could have a material adverse effect on our business, financial condition and results of operations if we are unable to generate sufficient cash from operations.
Our business is capital intensive. Our capital expenditures focus primarily on revenue equipment replacement, land and structures and investments in information technology. Our capital expenditures for the years ended December 31, 2016 and 2015 were $100.6 million and $108.0 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, to refurbish engines for our revenue fleet, and capitalized costs for our network facilities and technology infrastructure. We will need to continue to update our fleet periodically. If we are unable to generate sufficient cash from operations to fund our capital requirements, we may have to limit our growth, utilize our existing liquidity, or enter into additional financing arrangements, including leasing arrangements, or operate our revenue equipment (including tractors and trailers) for longer periods resulting in increased maintenance costs, any of which could reduce our operating income. If our cash from operations and existing financing arrangements are not sufficient to fund our capital expenditure requirements, we may not be able to obtain additional financing at all or on terms acceptable to us. In addition, our credit facilities contain provisions that limit our level of annual capital expenditures.
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
In December 2010, the FMSCA established the Compliance Safety Accountability (“CSA”) motor carrier oversight program under which drivers and fleets are evaluated based on certain safety-related standards. Carriers’ safety and fitness ratings under CSA include the on-road safety performance of the carriers’ drivers. The FMSCA has also implemented changes to the hours of service regulations which govern the work hours of commercial drivers and recently adopted a rule that requires commercial drivers who currently use paper log books to maintain hours-of-service records with electronic logging devices (“ELDs”) by December 2017 and commercial drivers who use automatic on-board recording devices to adopt ELDs by December 2019. We are currently in the process of updating our fleet to comply with these new regulations. The FMSCA has announced a number of other safety-related proposals that are pending legislative approval the process of being adopted. As a result of these increased standards, drivers who do not meet such standards are not eligible to drive for us. If we experience safety and fitness violations, our fleet could be ranked poorly as compared to our peers, and our safety and fitness scores could be adversely impacted. A reduction in our safety and fitness scores or those of our drivers could also reduce our competitiveness in relation to other companies that have higher scores. Additionally, competition for drivers with favorable safety ratings may increase and thus result in increases in driver-related compensation costs.
Like many trucking companies, we compensate our drivers based primarily on piece-rate and activity-based formulas.  California adopted legislation that sets forth requirements for the payment of a separate hourly wage for “nonproductive” time worked by piece-rate employees, and separate payment for compensable rest and recovery periods to those employees.  Specifically, the new legislation, which became effective January 1, 2016, codifies three basic statutory requirements for the payment of employees on a piece-rate basis: (i) employees must be separately compensated for the time during which they take rest and recovery breaks; (ii) employees must be separately compensated for “other nonproductive time,” which is defined as “time under the employer’s control, exclusive of rest and recovery periods, that is not directly related to the activity being compensated on a piece-rate basis;” and (iii) that this “other nonproduction time” time must be compensated at an hourly rate no less than the applicable minimum wage. The application of this legislation to the Company and its operations, which currently remains ambiguous, could increase our operating costs, including labor costs and legal exposure.

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
In addition, as climate change initiatives become more prevalent, federal, state and local governments and our customers are beginning to promulgate solutions for these issues. This increased focus on greenhouse gas emission reductions and corporate environmental sustainability may result in new regulations and customer requirements that could negatively affect us. This could cause us to incur additional direct costs or to make changes to our operations in order to comply with any new regulations and customer requirements. We could also lose revenue if our customers divert business from us because we have not complied with their sustainability requirements. These costs, changes and loss of revenue could have a material adverse effect on our business, financial condition, liquidity and results of operations.
Our business may be harmed by anti-terrorism measures.
In the aftermath of terrorist attacks on the United States, federal, state and municipal authorities have implemented and continue to implement security measures, including checkpoints and travel restrictions on large trucks. Although many companies would be adversely affected by any slowdown in the availability of freight transportation, the negative impact could affect our business disproportionately. For example, we offer specialized services that guarantee on-time delivery. If the security measures disrupt or impede the timing of our deliveries, we may fail to meet the needs of our customers, or may incur increased expenses to do so. We cannot assure you that these measures will not significantly increase our costs and reduce our operating margins and income.

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
Should our shipping volumes increase, we may need to attract new qualified drivers and may face difficulty doing so. Like many in the trucking industry, it is important to our business that we retain the necessary number of qualified drivers to operate efficiently. Regulatory requirements, including the CSA program of the FMCSA, have reduced the number of eligible employee drivers and independent contractors and may continue to do so in the future. Future Company driver shortages may result in less than optimal use of purchased transportation, which may result in higher costs to the Company and which use is limited under our Memorandum of Understanding (“MOU”) with the International Brotherhood of Teamsters. The compensation we offer our drivers is subject to market conditions, and we may find it necessary to increase driver compensation in future periods if we must attract new drivers. In addition, we and our industry suffer from a high driver turnover rate. Driver turnover requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment. If we are unable to continue to retain drivers and attract new drivers when needed, we could be required to adjust our compensation packages, increase our use of purchased transportation, let tractors sit idle, or operate with fewer tractors and face difficulty meeting customer demands, any of which would adversely affect our growth and profitability.
A significant privacy breach or IT system disruption could adversely affect our business and we may be required to increase our spending on data and system security.
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. In addition, the provision of service to our customers and the operation of our networks and systems involve the storage and transmission of proprietary information and sensitive or confidential data, including personal information of customers, employees and others. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, malicious insiders, telecommunication failures, user errors or catastrophic events. Hackers, acting individually or in coordinated groups, may also launch distributed denial of service attacks or ransom or other coordinated attacks that may cause service outages or other interruptions in our business and access to our data. In addition, breaches in security could expose us, our customers, or the individuals affected, to a risk of loss or misuse of proprietary information and sensitive or confidential data. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, may be difficult to detect for a long time and often are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.
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
We conduct a portion of our operations in Canada and, to a lesser extent, Mexico. Our revenue from foreign sources totaled $101.0 million, $116.5 million, and $137.5 million in 2016, 2015 and 2014, respectively, and our long-lived assets located in foreign countries totaled $5.2 million, $6.5 million and $8.7 million at December 31, 2016, 2015, and 2014, respectively. As a participating carrier in the Customs and Trade Partnership Against Terrorism (“C-TPAT”) program, we and our contractors are able to cross into these countries more efficiently, thereby avoiding substantial delays. If we should lose the ability to participate in the C-TPAT program, we could experience significant border delays which could have a negative impact on our ability to remain competitive and operate efficiently in those countries.  In addition, our foreign operations are subject to certain risks inherent in doing business in jurisdictions outside of the United States, including:

•	exposure to local economic, political and labor conditions;

•	unexpected changes in laws, regulations, trade, monetary or fiscal policy;

•	fluctuations in interest rates, foreign currency exchange rates and changes in the rate of inflation;

•	tariffs, quotas, customs and other import or export restrictions and other trade barriers;

•	difficulty of enforcing agreements, collecting receivables and protecting assets through non-U.S. legal systems;

•	withholding and other taxes on remittances and other payments by subsidiaries;

•	violence and civil unrest in foreign countries;

•	compliance with the requirements of applicable anti-bribery laws, including the U.S. Foreign Corrupt Practices Act;

•	changes in tax law; and

•	controls on the repatriation of cash, including the imposition or increase of withholding and other taxes on remittances and other payments by our subsidiaries.

We are dependent on the services of key employees and the loss of any substantial number of these individuals or an inability to hire additional personnel could adversely affect us.

Our success is dependent upon our ability to attract and retain skilled employees, particularly personnel with significant management and leadership skills. If we are unable to attract and retain skilled key employees, we may be unable to accomplish the objectives set forth in our business and strategic plans.

Seasonality and the impact of weather affect our operations and profitability.

As is common in the trucking industry, our revenues are subject to seasonal variations. During late fourth quarter and early first quarter each year, we expect operating expenses as a percent of revenue to increase and operating cash flows as a percent of revenue to decrease as compared to the rest of the year. The seasonal impact is primarily due to inclement weather, seasonally lower levels of shipments, and the seasonal timing of expenditures. We anticipate these seasonal trends will continue to impact our business and our results.

Changes in fuel prices and shortages of fuel can have a material adverse effect on the results of operations and profitability.
To lessen the effect of fluctuating fuel prices on our margins, we utilize a fuel surcharge program with our customers. These programs are common in the trucking industry and involve adjusting amounts charged to customers as fuel prices fluctuate. In the short term, under our present fuel surcharge program, rising fuel costs generally benefit us while falling fuel costs have a negative impact on our results of operations, though these effects are typically moderated over time. However, rapid material changes in the index upon which we base our program or on our cost of fuel could significantly impact our revenue and operating income, resulting in a material adverse effect on our financial condition.

In addition, fuel shortages and petroleum product rationing could have a material adverse impact on our operations and profitability.

Liquidity Risks

Our indebtedness and cash interest payment obligations, lease obligations and pension funding obligations could adversely affect our financial flexibility and our competitive position.

As of December 31, 2016, we had $1,010.3 million in aggregate principal amount of outstanding indebtedness. We also have, and will continue to have, substantial lease obligations. As of December 31, 2016, our expected minimum cash payments under our operating leases for 2017 were $107.4 million and our operating lease obligations totaled $334.7 million, which are payable through 2030. We currently plan to procure a portion of our new revenue equipment using operating leases in 2017 and beyond. We expect our funding obligations in 2017 under our single-employer pension plans and the multi-employer pension funds will be approximately $143.0 million. Our indebtedness, lease obligations and pension funding obligations could continue to have an impact on our business.

For example, these obligations could:

•	increase our vulnerability to adverse changes or persistent slow growth in general economic, industry and competitive conditions;

•
require us to dedicate a portion of our cash flow from operations to make principal and interest payments on our indebtedness, leases and pension funding obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

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

Cash flows from operations are the principal source of funding for us. Our business may not generate cash flow from operations in an amount sufficient to fund our liquidity needs. If our cash flows are insufficient to service our indebtedness and satisfy our other obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness or other financial obligations. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital and credit markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates. In addition, any refinancing of our indebtedness or restructuring of our other obligations may require us to comply with more onerous covenants, which could further restrict our business operations and limit our financial flexibility. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. Any failure to make payments of interest and principal on our outstanding indebtedness or satisfy our other financial obligations on a timely basis would likely result in a lowering of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and, as a result, our liquidity and financial condition could be adversely affected and we may not be able to meet our scheduled debt service obligations. If for any reason we are unable to meet our debt service obligations, we would be in default under the terms of the agreements governing our outstanding debt.
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
The documents governing our existing indebtedness contain, and the documents governing any future indebtedness will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our interest. The documents governing our existing indebtedness, among other things, limit our ability to:

•	incur or guarantee additional indebtedness;

•	make certain restricted payments or investments;

•	enter into agreements that restrict distributions from restricted subsidiaries;

•	sell or otherwise dispose of assets, including capital stock of restricted subsidiaries;

•	enter into transactions with affiliates;

•	create or incur liens;

•	enter into sale/leaseback transactions;

•	merge, consolidate or sell substantially all of our assets; and

•	make certain investments and acquire certain assets.

The restrictions could adversely affect our ability to:

•	finance our operations;

•	make strategic acquisitions or investments or enter into alliances;

•	withstand a future downturn in our business or the economy in general;

•	engage in business activities, including future opportunities, that may be in our interest; and

•	plan for or react to market conditions or otherwise execute our business strategies.

Our ability to obtain future financing or to sell assets could be adversely affected because substantially all of our assets have been pledged as collateral for the benefit of the holders of our indebtedness.

Our failure to comply with the covenants in the documents governing our existing and future indebtedness could materially adversely affect our financial condition and liquidity.
The documents governing our indebtedness contain financial covenants, affirmative covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. We amended the agreement (“Term Loan Agreement”) for our $700 million term loan facility (“Term Loan”) in January 2017 to, among other things, adjust the total leverage ratio covenant. If going forward we are unsuccessful in meeting our stepped up financial covenants, we will need again to seek an amendment or waiver from our lenders or otherwise we will be in default under our credit facilities, which would enable lenders thereunder to accelerate the repayment of amounts outstanding and exercise remedies with respect to collateral. If our lenders under our credit facilities demand payment, we will not have sufficient cash to repay such indebtedness. In addition, a default under our credit facilities or the lenders exercising their remedies thereunder could trigger cross-default provisions in our other indebtedness and certain other operating agreements. Our ability to amend our credit facilities or otherwise obtain waivers from our lenders depends on matters that are outside of our control and there can be no assurance that we will be successful in that regard. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain additional financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity.
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

The market price for our Common Stock has been highly volatile and subject to significant fluctuations. We expect the market price of our Common Stock to continue to be volatile and subject to these fluctuations in response to a wide variety of factors, including the following:

•	fluctuations in stock market prices and trading volumes of securities of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our operating results, or the operating results of our competitors;

•	changes in our financial guidance, if any, or securities analysts’ estimates of our financial performance;

•	sales of large blocks of our Common Stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of any of our key personnel;

•	announcements related to litigation;

•	changing legal or regulatory developments in the United States and other countries; and

•	commentary about us or our stock price by the financial press and in online investor communities.

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
In the future, we may issue additional shares of our Common Stock to raise capital or in connection with a restructuring or refinancing of our indebtedness. In addition, shares of our Common Stock are reserved for issuance, exercise of outstanding stock options and vesting of outstanding share units. As of December 31, 2016, we had outstanding options to purchase an aggregate of approximately 33,000 shares of Common Stock, outstanding nonvested restricted stock and share units and performance based share units representing the right to receive a total of approximately 1.4 million shares of Common Stock upon vesting, and an aggregate of approximately 2.1 million shares of our Common Stock was reserved for future issuance under our Amended and Restated 2011 Incentive and Equity Award Plan (the “Amended 2011 Plan”). We have registered under the Securities Act all of the shares of Common Stock that we may issue upon the exercise of our outstanding options and the vesting of outstanding share units and on account of future awards made under the Amended 2011 Plan. All of these registered shares generally can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our Common Stock.
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
We do not anticipate that we will pay any dividends on shares of our Common Stock in the foreseeable future. We intend to retain any future earnings to fund operations, to service debt and other obligations, such as lease and pension funding requirements, and to use for other corporate needs. Further, our credit facilities limit our ability to pay cash dividends.

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
Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2016, we operated a total of 387 transportation service facilities located in 50 states, Puerto Rico and Canada. Of this total, we own 187 and we lease 200, generally with lease terms ranging from one month to ten years with right of renewal options. The number of customer freight servicing doors totaled 21,143, of which 12,195 are at owned facilities and 8,948 are at leased facilities. The transportation service centers vary in size ranging from one to three doors at small local facilities to 426 doors at the largest consolidation and distribution facility. In addition, we and our subsidiaries own and occupy a general office building in Lebanon, Pennsylvania. We also lease and occupy general office buildings in Holland, Michigan, Overland Park, Kansas, Sioux Falls, South Dakota, Tualatin, Oregon and Winnipeg, Manitoba. Our owned transportation service facilities and office buildings serve as collateral under our credit agreements.

Our facilities and equipment are adequate to meet current business requirements in 2017. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of expectations regarding capital spending in 2017.

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

Executive Officers of the Registrant

The following are our executive officers, each of whom serves until his or her successor has been elected and qualified or until his or her earlier resignation or removal:

Name	Age	Position(s) Held
James L. Welch	62
YRC Worldwide: Chief Executive Officer (since July 2011); Dynamex Inc. (transportation and logistics services): President and Chief Executive Officer (2008 - 2011); JHT Holdings (truck transportation): Interim Chief Executive Officer (2007 - 2008); Yellow Transportation (subsidiary of our Company): President and Chief Executive Officer (2000 - 2007), and various other positions (1978 - 2000); Current Director: SkyWest Inc. (regional airline); Former Director: Dynamex Inc., Spirit AeroSystems Holdings Inc. (commercial airplane assemblies and components), Roadrunner Transportation (transportation and logistics services), and Erickson Air Crane, Inc. (heavy lift helicopter company).

Stephanie D. Fisher	40
Acting Chief Financial Officer (since January 2017) and Vice President and Controller of YRC
Worldwide (since May 2012); Director - Financial Reporting and various positions in the
Company’s Corporate Accounting department (2004-2012); Member of the Supervisory
Committee of CommunityAmerica Credit Union (since December 2010, Chairman of the Committee since May 2012).

James A. Fry	55
Vice President, General Counsel and Corporate Secretary of YRC Worldwide (since April 2015); Swift Transportation Company: Executive Vice President and General Counsel (2010-2015), Corporate Counsel (2008-2010); General Counsel of Global Aircraft Solutions, Inc. (2003-2008).

Justin Hall	37	Chief Customer Officer of YRC Worldwide (since June 2016); President of Logistics Planning Services (transportation management and logistics software) (2006-2016).

Mark D. Boehmer	56	Vice President and Treasurer of YRC Worldwide (since July 2013); Vice President and Treasurer of Sealy Corporation (bedding manufacturer) (2003-2013).

Darren D. Hawkins	47
President (since February 2014), Senior Vice President - Sales and Marketing (January 2013-February 2014) of YRC Freight; Director of Operations (December 2011-January 2013) and Director of Sales (January 2009-December 2011) for Con- Way Freight, a subsidiary of Con-Way, Inc.; various positions of increasing responsibility with Yellow Transportation (1991-2009).

Scott D. Ware	56
President (since May 2012), Vice President Operations & Linehaul (2009-2012) and Vice President Linehaul (2007-2009) of Holland; Director of Linehaul of SAIA Inc. (2002-2007); Director of Linehaul of JEVIC (2000-2002); various industry management roles with Preston, Overnite, Con-Way and Spartan Express (1985-2000).

Thomas J. O’Connor	56
President of Reddaway (since January 2007); President of USF Bestway (subsidiary of the Company) (2005-2007); Vice President - Western Division and officer of the Company (1999-2005), District Manager (1995-1999) and various management positions of increasing responsibility (1982-1995) of Roadway Express, Inc. (subsidiary of the Company).

Donald R. Foust	59
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 10, 2017, 347 stockholders of record held YRC Worldwide common stock. Trading activity averaged 706,869 shares per day during 2016, up from 636,524 per day in 2015. The NASDAQ Stock Market quotes prices for our common stock under the symbol “YRCW.”

Quarterly Financial Information (unaudited)

	2016
(in millions, except per share and share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$1,120.3	$1,207.6	$1,221.3	$1,148.3
(Gains) losses on property disposals, net	(0.3)	(11.1)	0.2	(3.4)
Operating income	13.4	57.2	38.8	14.9
Net income (loss)	(12.0)	27.1	13.9	(7.5)
Diluted income (loss) per share(a)	(0.37)	0.83	0.42	(0.23)
Market price of common stock per share:
High	14.37	10.52	12.75	16.97
Low	6.25	7.91	8.56	7.98

	2015
(in millions, except per share and share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(b)
Operating revenue	$1,186.4	$1,258.4	$1,244.9	$1,142.7
(Gains) losses on property disposals, net	1.3	(0.7)	0.9	0.4
Operating income (loss)	3.7	56.9	47.7	(15.3)
Net income (loss)	(21.6)	26.0	19.8	(23.5)
Diluted income (loss) per share(a)	(0.70)	0.80	0.61	(0.73)
Market price of common stock per share:
High	22.67	18.10	21.37	18.50
Low	15.43	12.89	11.90	13.05

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

Purchases of Equity Securities by the Issuer

We did not repurchase any shares of our Common Stock in 2016, 2015 or 2014. The Term Loan Agreement does not permit us to purchase shares of our Common Stock outside of limited exceptions.

Dividends

We did not declare any cash dividends on our Common Stock in 2016, 2015 or 2014. Our Term Loan Agreement limits our ability to declare dividends on any of our outstanding common stock.

Common Stock Performance

Set forth below is a line graph comparing the quarterly percentage change in the cumulative total stockholder return of the Company’s common stock against the cumulative total return of the S&P Composite-500 Stock Index and the Dow Jones Transportation Average Stock Index for the period of five years commencing December 31, 2011 and ending December 31, 2016.

Item 6. Selected Financial Data

Our selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” included in this Form 10-K.

(dollars in millions, except per share data. shares in thousands)	2016	2015	2014	2013	2012
For the Year
Operating revenue	$4,697.5	$4,832.4	$5,068.8	$4,865.4	$4,850.5
Operating income	124.3	93.0	45.5	28.4	24.1
Net income (loss)	21.5	0.7	(67.7)	(83.6)	(136.5)
Less: Net income attributable to non-controlling interest	—	—	—	—	3.9
Net income (loss) attributable to YRC Worldwide Inc.	21.5	0.7	(67.7)	(83.6)	(140.4)
Amortization of beneficial conversion feature on preferred stock	—	—	(18.1)	—	—
Net income (loss) attributable to common shareholders	21.5	0.7	(85.8)	(83.6)	(140.4)
Acquisition of property and equipment	(100.6)	(108.0)	(69.2)	(66.9)	(66.4)
Proceeds from disposal of property and equipment	35.1	17.5	20.8	9.8	50.4
Net cash provided by (used in) operating activities	103.1	140.8	28.5	12.1	(25.9)
Net cash provided by (used in) investing activities	(67.7)	(121.4)	(41.6)	(23.5)	19.8
Net cash provided by (used in) financing activities	(72.5)	(16.7)	7.9	(21.0)	14.3

At Year-End
Total assets (b)	$1,770.0	$1,879.4	$1,965.1	$2,046.4	$2,211.1
Total debt (b)	997.1	1,062.4	1,090.0	1,344.9	1,361.0
Total shareholders’ deficit	(416.2)	(379.4)	(474.3)	(597.4)	(629.1)

Per Share Measurements
Basic per share data:
Net income (loss)	0.66	0.02	(3.00)	(8.96)	(19.20)
Average common shares outstanding	32,416	31,736	28,592	9,332	7,311
Diluted per share data:
Net income (loss)	0.65	0.02	(3.00)	(8.96)	(19.20)
Average common shares outstanding	33,040	32,592	28,592	9,332	7,311

Other Data
Number of employees	32,000	32,000	33,000	32,000	32,000
Operating ratio:(a)
YRC Freight	98.2%	99.4%	100.0%	101.0%	101.2%
Regional Transportation	95.3%	95.2%	96.4%	95.4%	95.7%
Consolidated	97.4%	98.1%	99.1%	99.4%	99.5%

(a)
Operating ratio is calculated as (i) 100 percent (ii) minus the result of dividing operating income by operating revenue or (iii) plus the result of dividing operating loss by operating revenue and expressed as a percentage.

(b)
Due to the adoption of Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest, “Total assets” and “Total debt” were updated to reflect the reclassification of unamortized debt issuance costs.

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

Overview
MD&A includes the following sections:

Our Business: a brief description of our business and a discussion of how we assess our operating results
Consolidated Results of Operations: an analysis of our consolidated results of operations for the years ended December 31, 2016, 2015 and 2014
Reporting Segment Results of Operations: an analysis of our results of operations for the years ended December 31, 2016, 2015 and 2014 for our two reporting segments: YRC Freight and Regional Transportation
Certain Non-GAAP Financial Measures: an analysis of our results using certain non-GAAP financial measures, for the years ended December 31, 2016, 2015 and 2014
Liquidity and Capital Resources: a discussion of our major sources and uses of cash as well as an analysis of our cash flows and aggregate contractual obligations and commercial commitments

Our Business
YRC Worldwide is a holding company that, through its operating subsidiaries, offers its customers a wide range of transportation services. YRC Worldwide has one of the largest, most comprehensive LTL networks in North America with local, regional, national and international capabilities. Through its team of experienced service professionals, YRC Worldwide offers industry-leading expertise in heavyweight shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence.
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

•
Operating Income (Loss): Operating income (loss) is operating revenue less operating expenses. Consolidated operating income (loss) includes certain corporate charges that are not allocated to our reporting segments.

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

◦
Adjusted EBITDA: a non-GAAP measure that reflects EBITDA, and further adjusts for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring professional fees, non-recurring consulting fees, expenses associated with certain lump sum payments to our union employees, and gains or losses from permitted dispositions and discontinued operations, among other items, as defined in our credit facilities. Adjusted EBITDA is used for internal management purposes as a financial measure that reflects core operating performance, to measure compliance with certain financial covenants in our credit facilities and to determine certain executive bonus compensation.

Our non-GAAP financial measures have the following limitations:

◦	EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or fund principal payments on our outstanding debt;

◦
Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to fund restructuring professional fees, nonrecurring consulting fees, letter of credit fees, service interest or principal payments on our outstanding debt or fund our lump sum payments to our union employees required under the MOU;

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

Consolidated Results of Operations
Our consolidated results for 2016, 2015 and 2014 include the consolidated results of our reporting segments and unallocated corporate charges. A more detailed discussion of the operating results of our reporting segments is presented in the “Reporting Segment Results of Operations” section below.
The table below provides summary consolidated financial information for the three years ended December 31:

				Percent Change
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Operating revenue	$4,697.5	$4,832.4	$5,068.8	(2.8)%	(4.7)%
Operating income	124.3	93.0	45.5	33.7%	104.4%
Nonoperating expenses, net	99.7	97.4	129.3	2.4%	(24.7)%
Net income (loss)	21.5	0.7	(67.7)	NM	NM	(a)

(a)	Not Meaningful

2016 Compared to 2015

Our consolidated operating revenue decreased $134.9 million, or 2.8%, for the year ended December 31, 2016 compared to 2015. The decrease in revenue was largely attributed to the reduction in fuel surcharge revenue and declines in volume, partially offset by improved yield (excluding fuel surcharge).

Operating expenses decreased $166.2 million, or 3.5%, for the year ended December 31, 2016 compared to 2015, due to a reduction in salaries, wages and employee benefits, lower fuel costs, and a decrease in liability claims expense, in addition to gains on property disposals.

Salaries, wages and employee benefits. Salaries, wages and employee benefits decreased $45.1 million, or 1.6%, primarily due to a $35.2 million decrease in salaries and wages resulting from a decrease in shipping volumes, which required fewer employee hours to process freight, and a reduction in incentive compensation expense. Workers’ compensation decreased $6.3 million primarily due to a reduction in new claim frequency driven by safety initiatives and favorable development of outstanding claims. Additionally, employee benefit costs decreased by $2.1 million, which included the impact of a non-union pension settlement charge of $28.7 million recognized in the fourth quarter of 2015 as a result of pension settlements from lump sum payouts during the year, partially offset by higher overall employee benefits costs for both non-union and union employees. The increase in union and non-union employee benefit costs is due to contractual rate increases and higher usage, respectively.

Operating expenses and supplies. Operating expenses and supplies decreased $79.3 million, or 9.0%, primarily due to a $60.9 million decrease in fuel expenses driven by lower fuel prices on a per gallon basis, as well as fewer miles driven. Additionally, vehicle maintenance expense decreased by $15.3 million due to lower maintenance costs per mile and fewer miles driven.

Purchased transportation. Purchased transportation decreased $7.5 million, or 1.3%, primarily due to a $29.1 million decrease in rail purchased transportation expense, driven by a reduction in rail miles and lower rail rates, which is principally related to lower fuel surcharges charged by our providers. This was offset by an increase of $16.2 million in vehicle rent expense due to higher usage of operating leases for revenue equipment.

Other operating expenses. Other operating expenses decreased $13.9 million, or 5.2%, primarily due to a decrease of $11.2 million in our liability claims expense primarily due to lower frequency and severity in the current year and favorable development on our prior year outstanding claims.

Gains/losses on property disposals. Net gains on disposals of property were $14.6 million in 2016 compared to net losses of $1.9 million in 2015.

Nonoperating expenses, net. Nonoperating expenses increased $2.3 million for the year ended December 31, 2016 compared to 2015 primarily due to an $8.4 million increase in foreign currency transaction losses, offset by a decrease in interest expense of $4.2 million.

Our effective tax rate for the years ended December 31, 2016 and 2015 was 12.6% and 115.9%, respectively. Significant items impacting the 2016 rate include a refund from a prior year amended return, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance at December 31, 2016. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision or in equity if directly related to other comprehensive income (loss) in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. Accordingly, as of December 31, 2016 and 2015, we have a full valuation allowance against our net deferred tax assets, exclusive of a deferred tax liability related to a foreign jurisdiction.

In July 2011, July 2013, and January 2014, we experienced significant changes in the ownership of our stock, as measured for Federal income tax purposes. These changes triggered the application of Section 382 of the Internal Revenue Code, as amended (the “Code”), which will likely have no substantial impact on the use of tax net operating loss carryovers (“NOLs”) generated through January 31, 2014 and prior to offset future taxable income. The deferred tax assets resulting from the existing NOLs for which a Section 382 change applies are already fully offset by a valuation allowance.

2015 Compared to 2014

Our consolidated operating revenue decreased $236.4 million for the year ended December 31, 2015 compared to 2014. The decrease in revenue was largely attributed to a reduction in fuel surcharge revenue and declines in volume, partially offset by yield improvements due to our actions to improve price and freight mix.

Operating expenses decreased $283.9 million, or 5.7%, for the year ended December 31, 2015 compared to 2014 due to a reduction in salaries, wages and employee benefits, lower fuel costs, and a decrease in purchased transportation expense.

Salaries, wages and employee benefits. Salaries, wages and employee benefits decreased $33.0 million, or 1.1%, due to a $32.2 million decrease in salaries and wages, resulting from a decrease in shipping volumes, which required fewer employee hours to process freight, combined with a $20.8 million decrease in workers’ compensation expenses primarily due to a reduction in new claim frequency driven by safety initiatives and favorable development of prior year claims. These decreases were offset by a

$19.9 million increase in employee benefits expense, primarily due to a non-union pension settlement charge of $28.7 million recognized in the fourth quarter of 2015 as a result of pension settlements from lump sum payouts during the year. This was partially offset by lower overall employee benefits costs at our YRC Freight segment due to a decrease in shipping volumes and employee hours worked in 2015.

Operating expenses and supplies. Operating expenses and supplies decreased $232.3 million, or 20.9%, due to a $228.7 million decrease in fuel expenses driven by lower fuel prices on a per gallon basis, as well as fewer miles driven. The decrease was also related to a reduction in vehicle maintenance expense of $5.1 million, proceeds of $4.1 million for a legal settlement in first quarter 2015 and a reduction in bad debt expense of $5.8 million due to improved aging of accounts receivable. This decrease was partially offset by $5.1 million of nonrecurring consulting fees incurred at the YRC Freight segment.

Purchased transportation. Purchased transportation decreased $29.8 million, or 5.0%, due to a $51.3 million decrease in rail, local and over-the-road purchased transportation expense due to a reduction in shipment volumes and lower rail and road rates, which was principally related to lower fuel surcharges charged by our providers in 2015, when compared to 2014. Offsetting this decrease, we experienced an increase of $23.4 million in vehicle rent expense resulting from higher usage of leased revenue equipment.

Other operating expenses. Other operating expenses decreased $2.7 million, or 1.0%, due to a $6.5 million decrease in cargo claims expense due to improved frequency of new claims and less severity of outstanding claims in 2015, as compared to 2014, offset by a $3.3 million increase in our liability claims expense primarily due to unfavorable development on our outstanding claims.

Gains/losses on property disposals. Net losses on disposals of property were $1.9 million in 2015 compared to net gains of $11.9 million in 2014.

Nonoperating expenses, net. Nonoperating expenses decreased $31.9 million, or 24.7%, for the year ended December 31, 2015 compared to 2014. The decrease was primarily driven by a $42.4 million reduction in interest expense. In the first quarter of 2014, we incurred additional interest expense due to the acceleration of the amortization of the deferred debt costs on our then-existing term loan facility and then-existing asset based loan facility when they were extinguished in the first quarter of 2014. The higher interest expense in 2014 was partially offset by the gain on extinguishment of debt of $11.2 million we recorded in the first quarter of 2014, comprised of $16.3 million related to the acceleration of net premiums on our old debt, partially offset by $5.1 million of additional expense related to the fair value of the incremental shares provided to those holders of our 10% Series B Convertible Senior Secured Notes (“Series B Notes”) who exchanged their outstanding balances at a price of $15.00 per share. The higher interest expense in 2014 was also attributable to the additional interest expense incurred in third quarter of 2014 due to the redemption of our Series A Convertible Senior Secured Notes (“Series A Notes”).

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

Reporting Segment Results of Operations

We evaluate our business using our two reporting segments:

•
YRC Freight is the reporting segment that focuses on longer haul business opportunities with national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management. This reporting segment includes our LTL subsidiary YRC Freight and YRC Reimer, a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States and Canada, YRC Freight also serves parts of Mexico and Puerto Rico.

•
Regional Transportation is the reporting segment for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of Holland, New Penn and Reddaway. These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the United States, Canada, and Puerto Rico.

YRC Freight Results

YRC Freight represented 63%, 63% and 64% of our consolidated operating revenue in 2016, 2015 and 2014, respectively. The table below provides summary financial information for YRC Freight for the years ended December 31:

				Percent Change
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Operating revenue	$2,958.9	$3,055.7	$3,237.4	(3.2)%	(5.6)%
Operating income	53.2	18.0	0.5	195.6%	NM	(b)
Operating ratio(a)	98.2%	99.4%	100.0%	1.2pp	0.6pp

(a)	pp represents the change in percentage points

(b)	Not Meaningful

2016 Compared to 2015

YRC Freight reported operating revenue of $2,958.9 million in 2016, a decrease of $96.8 million or 3.2% compared to 2015. The decrease in revenue was largely driven by a reduction in fuel surcharge revenue and declines in volume, partially offset by improved yield (excluding fuel surcharge). The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the years ended December 31:

	2016	2015	Percent Change(b)
Workdays	252.5	251.5

Total picked up revenue (in millions)(a)	$2,922.7	$3,033.4	(3.7)%
Total tonnage (in thousands)	6,221	6,396	(2.7)%
Total tonnage per workday (in thousands)	24.64	25.43	(3.1)%
Total shipments (in thousands)	10,368	10,651	(2.7)%
Total shipments per workday (in thousands)	41.06	42.35	(3.0)%
Total picked up revenue per hundred weight	$23.49	$23.71	(0.9)%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$21.30	$21.01	1.3%
Total picked up revenue per shipment	$282	$285	(1.0)%
Total picked up revenue per shipment (excluding fuel surcharge)	$256	$252	1.3%
Total weight per shipment (in pounds)	1,200	1,201	(0.1)%

(in millions)	2016	2015
(a)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$2,958.9	$3,055.7
Change in revenue deferral and other	(36.2)	(22.3)
Total picked up revenue	$2,922.7	$3,033.4
(a) Does not equal financial statement revenue due to revenue adjustments for shipments in transit and the impact of other revenue.
(b) Percent change based on unrounded figures and not rounded figures presented.
Operating income for YRC Freight was $53.2 million for the year ended December 31, 2016, an increase of $35.2 million from the same period in 2015, consisting of a $96.8 million decrease in revenue and a $132.0 million decrease in operating expenses. The decrease in operating expense consisted primarily of a reduction in salaries and wages expense, lower fuel costs and a decrease in purchased transportation.

Salaries, wages and employee benefits. Salaries, wages and employee benefits decreased $42.5 million, or 2.4%, due to a $21.5 million decrease in salaries and wages, which is primarily driven by a decrease in shipping volumes, which required fewer employee hours to process freight. Workers’ compensation expense decreased $4.9 million due to a reduction in new claim frequency driven by safety initiatives and favorable development of prior year claims. Additionally, employee benefit costs decreased by $16.1 million, which includes the impact of a non-union pension settlement charge of $28.7 million recognized in the fourth quarter of 2015 as a result of pension settlements from lump sum payouts during the year, partially offset by higher overall employee benefit costs for both union and non-union employees. The increase in union and non-union employee benefit costs is due to contractual rate increases and higher usage, respectively.
Operating expenses and supplies. Operating expenses and supplies decreased $55.7 million, or 9.9%, primarily due to a $34.8 million decrease in fuel expenses driven by lower fuel prices on a per gallon basis, as well as fewer miles driven. Additionally, vehicle maintenance expense decreased by $13.7 million due to lower maintenance costs per mile and fewer miles driven and we had $5.1 million decrease in nonrecurring consulting fees in 2016.
Purchased Transportation. Purchased transportation decreased $16.8 million, or 3.8%, primarily due to a $29.1 million decrease in rail purchased transportation expense due to a reduction in rail miles and lower rail rates, which is principally related to lower fuel surcharges charged by our providers. This was offset by an increase of $9.7 million in local purchased transportation expense, in addition to a $2.6 million increase in vehicle rent expense, which is due to higher usage of operating leases for revenue equipment.
Gains/losses on property disposals. Net gains on disposals of property were $15.7 million in 2016 compared to net losses of $1.9 million in 2015.
2015 Compared to 2014

YRC Freight reported operating revenue of $3,055.7 million in 2015, a decrease of $181.7 million or 5.6% compared to 2014. The decrease in revenue was largely driven by a reduction in fuel surcharge revenue and declines in volume, partially offset by improvements in yield. The increases in yield were attributed to a stronger overall pricing environment, particularly in the first half of 2015, successful contract negotiations with our customers, and improvements in billing and collecting the appropriate accessorial revenue associated with our shipments. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the years ended December 31:

	2015	2014	Percent Change(b)
Workdays	251.5	252.0

Total picked up revenue (in millions)(a)	$3,033.4	$3,219.6	(5.8)%
Total tonnage (in thousands)	6,396	6,807	(6.0)%
Total tonnage per workday (in thousands)	25.43	27.01	(5.8)%
Total shipments (in thousands)	10,651	11,502	(7.4)%
Total shipments per workday (in thousands)	42.35	45.64	(7.2)%
Total picked up revenue per hundred weight	$23.71	$23.65	0.3%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$21.01	$19.80	6.1%
Total picked up revenue per shipment	$285	$280	1.7%
Total picked up revenue per shipment (excluding fuel surcharge)	$252	$234	7.7%
Total weight per shipment (in pounds)	1,201	1,184	1.5%

(in millions)	2015	2014
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$3,055.7	$3,237.4
Change in revenue deferral and other	(22.3)	(17.8)
Total picked up revenue	$3,033.4	$3,219.6
(a) Does not equal financial statement revenue due to revenue adjustments for shipments in transit and the impact of other revenue.
(b) Percent change based on unrounded figures and not rounded figures presented.

Operating income for YRC Freight was $18.0 million for the year ended December 31, 2015, an increase of $17.5 million from the same period in 2014, consisting of a $181.7 million decrease in revenue and a $199.2 million decrease in operating expenses. The decrease in operating expense consisted primarily of a reduction in salaries and wages expense, lower fuel costs, and a decrease in purchased transportation.
Salaries, wages and employee benefits. Salaries, wages and employee benefits decreased $44.9 million, or 2.5%, primarily due to a $38.3 million decrease in salaries and wages primarily driven by a decrease in shipping volumes, which required fewer employee hours to process freight, combined with a $16.9 million decrease in workers’ compensation expenses due to a reduction in new claim frequency and favorable development of prior year claims. The decreases were offset by a $10.3 million increase in employee benefits expense, which included a non-union pension settlement charge of $28.7 million recognized in the fourth quarter of 2015 as a result of pension settlements from lump sum payouts during the year. This was partially offset by lower overall employee benefits costs due to a decrease in shipping volumes and employee hours worked in 2015.
Operating expenses and supplies. Operating expenses and supplies decreased $128.7 million, or 18.6%, primarily due to a $131.6 million decrease in fuel expenses driven by lower fuel prices on a per gallon basis, as well as fewer miles driven. The decrease was also related to proceeds of $4.1 million for a legal settlement in first quarter 2015 and a reduction in bad debt expense of $4.1 million due to improved aging of accounts receivable. This decrease was partially offset by $5.1 million of nonrecurring consulting fees.
Purchased Transportation. Purchased transportation decreased $38.1 million, or 8.0%, primarily due to a $49.1 million, or 14.6%, decrease in rail, local and over-the-road purchased transportation expense due to lower rail and road rates, which was principally related to lower fuel surcharges charged by our providers, combined with a reduction in shipment volumes in 2015, as compared to 2014. Offsetting this decrease, we incurred an increase of $12.0 million higher vehicle lease expense due to increased usage of operating leases for revenue equipment.
Gains/losses on property disposals. Net losses on disposals of property were $1.9 million in 2015 compared to net gains of $15.9 million in 2014.

Regional Transportation Results

Regional Transportation represented 37%, 37% and 36% of consolidated operating revenue in 2016, 2015 and 2014, respectively. The table below provides summary financial information for Regional Transportation for the years ended December 31:

				Percent Change
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Operating revenue	$1,739.3	$1,776.9	$1,831.4	(2.1)%	(3.0)%
Operating income	81.3	85.4	66.1	(4.8)%	29.2%
Operating ratio(a)	95.3%	95.2%	96.4%	(0.1)pp	1.2pp

(a)	pp represents the change in percentage points

2016 Compared to 2015

Regional Transportation reported operating revenue of $1,739.3 million for 2016, representing a decrease of $37.6 million, or 2.1%, from 2015. The decrease in revenue was largely driven by a reduction in fuel surcharge revenue and declines in volume, partially offset by improvements to yield. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the years ended December 31:

	2016	2015	Percent Change(b)
Workdays	252.0	251.0

Total picked up revenue (in millions)(a)	$1,740.7	$1,776.5	(2.0)%
Total tonnage (in thousands)	7,585	7,708	(1.6)%
Total tonnage per workday (in thousands)	30.10	30.71	(2.0)%
Total shipments (in thousands)	10,291	10,375	(0.8)%
Total shipments per workday (in thousands)	40.84	41.33	(1.2)%
Total picked up revenue per hundred weight	$11.47	$11.52	(0.4)%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$10.42	$10.26	1.6%
Total picked up revenue per shipment	$169	$171	(1.2)%
Total picked up revenue per shipment (excluding fuel surcharge)	$154	$152	0.8%
Total weight per shipment (in pounds)	1,474	1,486	(0.8)%

(in millions)	2016	2015
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,739.3	$1,776.9
Change in revenue deferral and other	1.4	(0.4)
Total picked up revenue	$1,740.7	$1,776.5
(a) Does not equal financial statement revenue due to revenue adjustments for shipments in transit.
(b) Percent change based on unrounded figures and not rounded figures presented.

Operating income for Regional Transportation was $81.3 million for the year ended December 31, 2016, a decrease of $4.1 million from the same period in 2015, which consisted of a $37.6 million decrease in revenue and a $33.5 million decrease in operating expenses. The decrease in operating expense consisted primarily of lower fuel costs and a reduction in liability claims expense.
Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $5.4 million, or 0.5%, primarily due to an increase of $11.4 million in union and non-union employee benefit costs due to the increase in contractual rate increases and higher usage, respectively, offset by a net decrease of $4.6 million in salaries and wages. The decrease in salaries and wages is principally related to a Regional Transportation segment profit sharing bonus that was paid to eligible union employees in 2015, with no similar bonus paid in 2016, offset by an overall increase in annual wage rates.
Operating expenses and supplies. Operating expenses and supplies decreased $30.8 million, or 8.8%, primarily due to a $26.1 million decrease in fuel expenses driven by lower fuel prices on a per gallon basis, as well as fewer miles driven.
Purchased Transportation. Purchased transportation increased $9.8 million, or 8.0%, primarily due to a $13.6 million increase in vehicle rent expense resulting from higher usage of leased revenue equipment. This was offset by a decrease of $3.2 million in local purchased transportation.
Other operating expenses. Other operating expenses decreased $17.5 million, or 16.3%, primarily due to a decrease of $15.5 million in our liability claims expense due to favorable development on our prior year outstanding claims in 2016, as compared to 2015.

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

	2015	2014	Percent Change(b)
Workdays	251.0	252.0

Total picked up revenue (in millions)(a)	$1,776.5	$1,833.0	(3.1)%
Total tonnage (in thousands)	7,708	7,906	(2.5)%
Total tonnage per workday (in thousands)	30.71	31.37	(2.1)%
Total shipments (in thousands)	10,375	10,745	(3.4)%
Total shipments per workday (in thousands)	41.33	42.64	(3.1)%
Total picked up revenue per hundred weight	$11.52	$11.59	(0.6)%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$10.26	$9.80	4.7%
Total picked up revenue per shipment	$171	$171	0.4%
Total picked up revenue/shipment (excluding fuel surcharge)	$152	$144	5.7%
Total weight per shipment (in pounds)	1,486	1,472	0.9%

(in millions)	2015	2014
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,776.9	$1,831.4
Change in revenue deferral and other	(0.4)	1.6
Total picked up revenue	$1,776.5	$1,833.0
(a) Does not equal financial statement revenue due to revenue adjustments for shipments in transit.
(b) Percent change based on unrounded figures and not rounded figures presented.

Operating income for Regional Transportation was $85.4 million for the year ended December 31, 2015, an increase of $19.3 million from the same period in 2014, which consisted of a $54.5 million decrease in revenue and a $73.8 million decrease in operating expenses. The decrease in operating expense consisted primarily of lower fuel costs, offset by an increase in salaries, wages and employee benefits expense.
Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $9.0 million, or 0.9%, primarily due to a $4.5 million increase in salaries and wages, principally related to a Regional transportation segment profit sharing bonus paid to eligible union employees, and an $8.9 million increase in employee benefits. The increase in salaries, wages and employee benefits was partially offset by a $4.6 million decrease in workers’ compensation expenses due to a reduction in new claim frequency and favorable development of prior year claims.
Operating expenses and supplies. Operating expenses and supplies decreased $91.9 million, or 20.8%, primarily due to a $97.2 million decrease in fuel expenses driven by lower fuel prices on a per gallon basis, as well as fewer miles driven.
Purchased Transportation. Purchased transportation increased $8.4 million, or 7.4%, primarily due to an $11.3 million, or 40.9%, increase in vehicle rent expense resulting from higher usage of leased revenue equipment due to our strategy of using operating leases for our new revenue equipment. This was offset by a decrease of $2.1 million in local purchased transportation in 2015, when compared to 2014.
Gains/losses on property disposals. Net losses on disposals of property were $0.2 million in 2015 compared to $4.0 million in 2014.

Certain Non-GAAP Financial Measures

As discussed in the “Our Business” section, we use certain non-GAAP financial measures to assess performance. These measures should be considered in addition to the results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, our GAAP financial measures.

Consolidated Adjusted EBITDA

The reconciliation of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA (defined in our Term Loan Agreement as “Consolidated EBITDA”) for the years ended December 31, 2016, 2015 and 2014. is as follows:

(in millions)	2016	2015	2014
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$21.5	$0.7	$(67.7)
Interest expense, net	103.0	107.1	149.5
Income tax expense (benefit)	3.1	(5.1)	(16.1)
Depreciation and amortization	159.8	163.7	163.6
EBITDA	287.4	266.4	229.3
Adjustments for Term Loan Agreement:
(Gains) losses on property disposals, net	(14.6)	1.9	(11.9)
Letter of credit expense	7.7	8.8	12.1
Restructuring professional fees	—	0.2	4.2
Nonrecurring consulting fees	—	5.1	—
Permitted dispositions and other	3.0	0.4	1.8
Equity-based compensation expense	7.3	8.5	14.3
Amortization of ratification bonus	4.6	18.9	15.6
(Gain) loss on extinguishment of debt	—	0.6	(11.2)
Non-union pension settlement charge	—	28.7	—
Other, net(a)	2.1	(6.2)	(9.7)
Adjusted EBITDA	$297.5	$333.3	$244.5

(a)	As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Segment Adjusted EBITDA

The following represents Adjusted EBITDA by segment for the years ended December 31, 2016, 2015 and 2014:

(in millions)	2016	2015	2014
Adjusted EBITDA by segment:
YRC Freight	$140.1	$167.2	$99.8
Regional Transportation	156.5	165.9	144.4
Corporate and other	0.9	0.2	0.3
Adjusted EBITDA	$297.5	$333.3	$244.5

The reconciliation of operating income, by segment, to Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014 is as follows:

YRC Freight segment (in millions)	2016	2015	2014
Reconciliation of operating income to Adjusted EBITDA:
Operating income	$53.2	$18.0	$0.5
Depreciation and amortization	90.3	93.1	98.0
(Gains) losses on property disposals, net	(15.7)	1.9	(15.9)
Letter of credit expense	5.0	6.1	8.3
Nonrecurring consulting fees	—	5.1	—
Amortization of ratification bonus	3.0	12.2	10.0
Non-union pension settlement charge	—	28.7	—
Other, net(a)	4.3	2.1	(1.1)
Adjusted EBITDA	$140.1	$167.2	$99.8

(a)	As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Regional Transportation segment (in millions)	2016	2015	2014
Reconciliation of operating income to Adjusted EBITDA:
Operating income	$81.3	$85.4	$66.1
Depreciation and amortization	69.5	70.7	65.8
Losses on property disposals, net	1.1	0.2	4.0
Letter of credit expense	2.5	2.1	2.9
Amortization of ratification bonus	1.6	6.7	5.6
Other, net(a)	0.5	0.8	—
Adjusted EBITDA	$156.5	$165.9	$144.4

(a)	As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Corporate (in millions)	2016	2015	2014
Reconciliation of operating loss to Adjusted EBITDA:
Operating loss	$(10.2)	$(10.4)	$(21.1)
Depreciation and amortization	—	(0.1)	(0.2)
Gains on property disposals, net	—	(0.2)	—
Letter of credit expense	0.2	0.6	0.9
Restructuring professional fees	—	0.2	4.2
Permitted dispositions and other	3.0	0.4	1.8
Equity-based compensation expense	7.3	8.5	14.3
Other, net(a)	0.6	1.2	0.4
Adjusted EBITDA	$0.9	$0.2	$0.3

(a)	As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective net cash flow from operations. As of December 31, 2016, our availability under our ABL Facility was $89.0 million, which is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $357.2 million of outstanding letters of credit. Of the $89.0 million in availability, we do not expect to access more than $44.4 million (“Managed Accessibility”) based on our springing fixed charge coverage ratio (as set forth in our ABL Facility). Our cash and cash equivalents and Managed Accessibility was $181.1 million as of December 31, 2016.

As of December 31, 2015, our availability under our ABL Facility was $79.7 million. Of the $79.7 million in availability, Managed Accessibility was $35.5 million. Our cash and cash equivalents and Managed Accessibility was $209.3 million as of December 31, 2015.

Outside of funding normal operations, our principal uses of cash include making contributions to our single-employer pension plans and various multi-employer pension funds, and meeting our other cash obligations, including, but not limited to, paying principal and interest on our funded debt, payments on equipment leases and funding capital expenditures.

As of December 31, 2016, our Standard & Poor’s Corporate Family Rating was “B-” and Moody’s Investor Service Corporate Family Rating was “B3.”

Credit Facility Covenants

The Term Loan Agreement governing our Term Loan has certain financial covenants, as amended on January 31, 2017, that, among other things, restrict certain capital expenditures and require us to comply with a maximum total leverage ratio covenant (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA as defined below).

Our total maximum leverage ratio covenants are as follows:

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
December 31, 2016	3.50 to 1.00	March 31, 2018	3.50 to 1.00
March 31, 2017	3.85 to 1.00	June 30, 2018	3.50 to 1.00
June 30, 2017	3.85 to 1.00	September 30, 2018	3.25 to 1.00
September 30, 2017	3.75 to 1.00	December 31, 2018	3.25 to 1.00
December 31, 2017	3.50 to 1.00

Refer to our “Debt and Financing” footnote of our consolidated financial statements for a description of Consolidated Adjusted EBITDA, defined in our Term Loan Agreement as “Consolidated EBITDA.” Consolidated Total Debt, as defined in our Term Loan Agreement, is the principal amount of indebtedness outstanding. Our total leverage ratio for the four quarters ending December 31, 2016 was 3.40 to 1.00.

We believe that our results of operations will be sufficient to allow us to comply with the covenants in the Term Loan Agreement, fund our operations, increase working capital as necessary to support our planned revenue growth, and fund capital expenditures for at least the next twelve months. To maintain compliance with the maximum total leverage ratio over the tenor of the Term Loan and satisfy our liquidity needs, we would have to achieve operating results that reflect slight improvement over our 2016 results. Means for improving our profitability may include ongoing successful implementation and realization of pricing, productivity and efficiency initiatives, as well as increased volume, some of which are outside of our control.

Cash Flow

Operating Cash Flow

Cash flow from operations decreased by $37.7 million to $103.1 million for the year ended December 31, 2016 compared to $140.8 million for the year ended December 31, 2015. The decrease in operating cash flows is primarily related to a $61.7 million decrease in cash flow from accounts receivable, offset by a $20.8 million year-over-year increase in net income.

Cash flow from operations increased by $112.3 million to $140.8 million for the year ended December 31, 2015 compared to $28.5 million for the year ended December 31, 2014. The favorable cash flow impact is largely related to a $68.4 million year-over-year improvement in net income (loss) and increased cash inflow from accounts receivable, which is attributed to improved management of days sales outstanding and lower revenue.

Investing Cash Flow

Investing cash flows used $67.7 million of cash in 2016 compared to $121.4 million in 2015, primarily due to an increase of $17.6 million in proceeds from the disposal of property and equipment resulting from significant property sales in 2016 and proceeds of $14.6 million related to the sale of JHJ. This was offset by an increase of $16.3 million in net amounts deposited into our restricted escrow account. See a detailed discussion of 2016 and 2015 capital expenditures below in “Capital Expenditures” for further information.

Investing cash flows used $121.4 million in 2015 compared to $41.6 million of cash in 2014. In 2015, we made net deposits of $33.1 million in restricted escrow refunds, compared to net receipts of $1.6 million increase in 2014. Also, proceeds from the disposal of property and equipment increased by $3.3 million in 2015 as compared to 2014. See a detailed discussion of 2015 and 2014 capital expenditures below in “Capital Expenditures” for further information.

Financing Cash Flow

Net cash used in financing activities for 2016 was $72.5 million, which consists primarily of $70.7 million in repayments of our long-term debt, of which $40.5 million was in addition to regularly scheduled principal payments.

Net cash used in financing activities for 2015 was $16.7 million, which consists solely in repayments of our long-term debt.

Net cash provided by financing activities for 2014 was $7.9 million. The cash provided during 2014 was driven by the issuance of $693.0 million in long-term debt for the Term Loan and $250.0 million in equity issuance proceeds, offset by $892.7 million of repayments of our long-term debt. The repayments primarily consisted of $298.1 million for our previous term loan (the “Prior Term Loan”), $324.9 million for our prior asset-based loan that was replaced by our ABL Facility (“Prior ABL Facility”), $69.4 million for our 6% Convertible Senior Notes (“6% Notes”) and $183.5 million for our Series A Notes. We also paid $29.1 million in debt issuance costs and $17.1 million in equity issuance costs related to our new debt and equity issued in 2014.

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

The table below summarizes our actual net capital expenditures (proceeds) by type of investment for the years ended December 31:

(in millions)	2016	2015	2014
Acquisition of property and equipment
Revenue equipment	$30.6	$49.8	$27.4
Land and structures	12.5	11.1	6.0
Technology	42.7	36.5	18.3
Other	14.8	10.6	17.5
Total capital expenditures	100.6	108.0	69.2
Proceeds from disposal of property and equipment
Revenue equipment	(2.5)	(7.1)	(2.0)
Land and structures	(32.5)	(7.7)	(18.0)
Technology	(0.1)	—	—
Other	—	(2.7)	(0.8)
Total proceeds	(35.1)	(17.5)	(20.8)
Total net capital expenditures	$65.5	$90.5	$48.4

Our capital expenditures for revenue equipment were used primarily to fund the purchase of used tractors and trailers and to refurbish engines for our revenue fleet. The decrease in capital expenditures for revenue equipment for the year ended December 31, 2016, as compared to 2015, is due to our decision to increase our usage of leased revenue equipment. In 2016, the capital value equivalent of operating leases for revenue equipment totaled $152.5 million. Other capital expenditures in 2016 consisted primarily of in-cab safety technology. In 2014, other capital expenditures consisted primarily of new dimensioners, which are used to measure shipment size at our distribution centers.

For the year ended December 31, 2016, we entered into new operating lease commitments for revenue equipment totaling $126.4 million, with such payments to be made over the average lease term of 5 years. As of December 31, 2016, our operating lease obligations through 2030 totaled $334.7 million and are expected to increase as we lease additional revenue equipment in future years.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual obligations and commercial commitments as of December 31, 2016.

Non-Union Pension Obligations

We provide defined benefit pension plans for certain employees not covered by collective bargaining agreements. The Yellow Transportation and Roadway qualified plans cover approximately 9,000 employees including those currently receiving benefits and those who have left the company with deferred benefits. On January 1, 2004, the existing qualified benefit plans were closed to new participants. On July 1, 2008, the benefit accrual for participants was frozen.
In 2015, we adopted the legislative changes provided by the Bipartisan Budget Act of 2015 (“BBA 2015”) which was signed into law on November 2, 2015. This legislation extends the use of longer-term, stabilized interest rate assumptions for measuring pension obligations under the minimum funding requirements. We expect to make the plan contributions as required by BBA 2015 and other regulations.
During 2016, our net pension expense was $19.9 million and our cash contributions were $56.5 million. Using our current plan assumptions, which include an assumed 7.0% return on assets and a discount rate of 4.27%, we expect to record expense of $13.2 million for the year ended December 31, 2017. We expect our cash contributions for our non-union sponsored pension plans for the next five years to be as follows:

(in millions)	Expected Cash Contributions
2017	$53.9
2018	49.7
2019	35.8
2020	30.2
2021	27.0

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
If future actual asset returns fall short of the 7.0% assumption by 1.0% per year, total cash contributions would be $10.8 million higher over the next five years. If future actual asset returns exceed the 7.0% assumption by 1.0% per year, total cash contributions would be $11.0 million lower over the next five years.
If future interest rates decrease 100 basis points from January 1, 2017 levels, total cash contributions would be $35.3 million lower over the next five years. This reflects our liability hedging strategy and the impact of BBA 2015 legislation. The liability hedging strategy results in additional asset returns from decreases in interest rates. However, BBA 2015 limits the increase in liabilities from lower interest rates such that the net effect is lower contributions. If interest rates increase 100 basis points from January 1, 2017 levels, total cash contributions would be $38.6 million higher over the next five years.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of December 31, 2016:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
ABL Facility(a)	$16.9	$7.1	$9.8	$—	$—
Term Loan(b)	764.1	66.8	697.3	—	—
Lease financing obligations(c)	142.2	42.4	63.6	17.1	19.1
Pension deferral obligations(d)	124.7	7.6	117.1	—	—
Workers’ compensation and property damage and liability claims obligations(e)	372.3	105.5	117.1	52.0	97.7
Operating leases(f)	334.7	107.4	149.8	58.4	19.1
Other contractual obligations(g)	18.0	17.1	0.6	0.3	—
Capital expenditure obligations(h)	6.5	6.5	—	—	—
Total contractual obligations	$1,779.4	$360.4	$1,155.3	$127.8	$135.9

(a)	The ABL Facility includes future payments for the letter of credit fees and unused line fees and are not included on the Company’s consolidated balance sheets.

(b)	The Term Loan, which has been updated to reflect the Term Loan Amendment on January 31, 2017, includes principal and interest payments, but excludes the unamortized discounts.

(c)
The lease financing obligations include interest payments of $95.1 million and principal payments of $47.1 million. The remaining principal obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

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

(g)	Other contractual obligations includes future service agreements and certain maintenance agreements and are not included on the Company’s consolidated balance sheets.

(h)	Capital expenditure obligations primarily includes noncancelable statements of work for technology solutions and are not included on the Company’s consolidated balance sheets.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
ABL Facility availability (a)	$89.0	$—	$89.0	$—	$—
Letters of credit(b)	357.2	—	357.2	—	—
Surety bonds(c)	125.4	120.5	4.8	0.1	—
Total commercial commitments	$571.6	$120.5	$451.0	$0.1	$—

(a)
Availability under the ABL Facility is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our outstanding letters of credit. Managed Accessibility, as previously defined, was $44.4 million.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases, other contractual obligations for service agreements and capital purchases, letters of credit and surety bonds, which are reflected in the above tables.

Critical Accounting Policies

Preparation of our financial statements requires accounting policies that involve significant estimates and judgments regarding the amounts included in the financial statements and disclosed in the accompanying notes to the financial statements. We continually review the appropriateness of our accounting policies and the accuracy of our estimates including discussion with the Audit and Ethics Committee of our Board of Directors who make recommendations to management regarding these policies. Even with a thorough process, estimates must be adjusted based on changing circumstances and new information. Management has identified the policies described below as requiring significant judgment and having a potential material impact to our financial statements.

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

Shipments in Transit

We assign pricing to bills of lading at the time of shipment based primarily on the weight, general classification of the product, the shipping destination and individual customer discounts. This process is referred to as rating. For shipments in transit, YRC Freight and Regional Transportation record revenue based on the percentage of service completed as of the period end and accrue delivery costs as incurred. The percentage of service completed for each shipment is based on how far along in the shipment cycle each shipment is in relation to standard transit days. Standard transit days are defined as our published service days between origin zip code and destination zip code. Based on historical cost and engineering studies, certain percentages of revenue are determined to be earned during each stage of the shipment cycle, such as initial pick up, long distance transportation, intermediate transfer and customer delivery. Using standard transit times, we analyze each shipment in transit at a particular period end to determine what stage the shipment is in. We apply that stage’s percentage of revenue earned factor to the rated revenue for that shipment to determine the revenue dollars earned by that shipment in the current period. The total revenue earned is accumulated for all shipments in transit at a particular period end and recorded as operating revenue. Management believes this provides a reasonable estimation of the portion of in transit revenue actually earned. At December 31, 2016 and 2015, our financial statements included deferred revenue as a reduction to “Accounts Receivable” of $25.0 million and $24.0 million, respectively.

Rerate Reserves

At various points throughout our customer invoicing process, incorrect ratings (i.e. prices) could be identified based on many factors, including weight verifications or updated customer discounts. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during the following periods. We accrue a reserve for rerating primarily based on historical trends. At December 31, 2016 and 2015, our financial statements included a rerate reserve as a reduction to “Accounts Receivable” of $10.4 million and $8.1 million, respectively.
Uncollectible Accounts

We record an allowance for doubtful accounts primarily based on historical uncollectible amounts. We also take into account known factors surrounding specific customers and overall collection trends. Our process involves performing ongoing credit evaluations of customers, including the market in which they operate and the overall economic conditions. We continually review historical trends and make adjustments to the allowance for doubtful accounts as appropriate. Our allowance for doubtful accounts totaled $9.5 million and $7.4 million as of December 31, 2016 and 2015, respectively.

Self-Insurance for Claims

We are self-insured up to certain limits for workers’ compensation, property damage and liability claims, and cargo loss and damage. We measure the liabilities associated with workers’ compensation and property damage and liability claims primarily through actuarial methods performed by an independent third party. Actuarial methods include estimates for the undiscounted liability for claims reported, for claims incurred but not reported and for certain future administrative costs. These estimates are based on historical loss experience and judgments about the present and expected levels of costs per claim and the time required to settle claims. The effect of future inflation for costs is considered in the actuarial analysis. Actual claims may vary from these estimates due to a number of factors, including but not limited to, accident frequency and severity, claims management, changes in healthcare costs and overall economic conditions. We discount the actuarial calculations of claims liabilities for each calendar year to present value based on the average U.S. Treasury rate, during the calendar year of occurrence, for maturities that match the initial expected payout of the liabilities. As of December 31, 2016 and 2015, we had $364.4 million and $392.7 million accrued for outstanding claims, respectively.

Pension

Effective July 1, 2008, we froze our qualified and nonqualified defined benefit pension plans for all participating employees not covered by collective bargaining agreements. Given the frozen status of the plans, the key estimates in determining pension cost are return on plan assets and discount rate, each of which are discussed below.

Return on Plan Assets

The assumption for expected return on plan assets represents a long-term assumption of our portfolio performance that can impact our pension expense. With $878.7 million of plan assets for the YRC Worldwide funded pension plans, a 100-basis-point decrease in the assumption for expected rate of return on assets would increase annual pension expense by approximately $8.4 million and would have no effect on the underfunded pension liability reflected on the balance sheet at December 31, 2016.
We believe our 2016 expected rate of return of 7.00% is appropriate based on our investment portfolio as well as a review of other objective indices. Although plan investments are subject to short-term market volatility, we believe they are well diversified and closely managed. Our asset allocation as of December 31, 2016 and 2015, and targeted long-term asset allocation for the plans are as follows:

	2016	2015	Target
Equities	38.0%	37.0%	37.0%
Debt Securities	30.0%	30.0%	33.0%
Absolute Return	32.0%	33.0%	30.0%
Based on various market factors, we selected an expected rate of return on assets of 7.0% effective for the 2016 and 2015 valuations. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately.
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
Changes in the discount rate can significantly impact our net pension liability. However, our liability hedging strategy mitigates this impact with additional asset returns. A 100-basis-point decrease in our discount rate would increase our underfunded pension liability by approximately $75.3 million. That same change would decrease our annual pension expense by approximately $9.0 million, driven by the return on assets. The discount rate can fluctuate considerably over periods depending on overall economic conditions that impact long-term corporate bond yields. At December 31, 2016 and 2015, we used a discount rate to determine benefit obligations of 4.27% and 4.81%, respectively.
Gains and Losses

Gains and losses occur due to changes in the amount of either the projected benefit obligation or plan assets from experience being different than assumed and from changes in assumptions. We recognize an amortization of the net gain or loss as a component of net pension cost for a year if, as of the beginning of the year, that net gain or loss exceeds ten percent of the greater of the benefit obligation or the market-related value of plan assets. If an amortization is required, it equals the amount of net gain or loss that exceeds the ten percent corridor, amortized over the average remaining life expectancy of plan participants.

As of December 31, 2016, the pension plans have net losses of $462.1 million and a projected benefit obligation of $1,233.6 million. The average remaining life expectancy of plan participants is approximately 23 years. For 2017, we expect to amortize approximately $15.7 million of the net loss. The comparable amortization amounts for 2016 and 2015 were $13.7 million and $16.0 million, respectively.
At December 31, 2016, our plan assets included $496.3 million of investments that are measured at net asset value (“NAV”) per share (or its equivalent) using the practical expedient in accordance with the fair value measurement and $41.8 million of Level 3 investments. Level 3 market values are based on inputs that are supported by little or no market activity and are significant to the fair value of the investment. These investments are subject to estimation to determine fair value which is used to determine components of our annual pension expense and the net liability. We engage a third party expert to assist us in determining these fair values.
Multi-Employer Pension Plans

YRC Freight, Holland, Reddaway and New Penn, contribute to 32 separate multi-employer pension plans for employees covered by our collective bargaining agreements (approximately 78% of total YRC Worldwide employees). The pension plans provide defined benefits to retired participants.

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

The Pension Protection Act provides that certain plans with a funded percentage of less than 65%, or that fail other tests, will be deemed to be in critical status. Plans in critical status must create a rehabilitation plan to exit critical status within periods that the Pension Protection Act prescribes. The MPRA created a new zone status of “Critical and Declining” for plans facing insolvency. Based on information obtained from public filings and from plan administrators and trustees, we believe many of the multi-employer pension plans in which we participate, including, but not limited to, The Central States Southeast and Southwest Areas Pension Plan, Road Carriers Local 707 Pension Fund, New York State Teamsters Conference Pension and Retirement Fund, and Teamsters Local 641 Pension Fund are in critical or critical and declining status.  If the funding of the multi-employer pension plans does not reach certain goals (including those required not to enter endangered, critical status or critical and declining or those required by a plan’s funding improvement or rehabilitation plan), our pension expenses could further increase.

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

Accounting for Income Taxes

We use the asset and liability method to reflect income taxes on our financial statements. We recognize deferred tax assets and liabilities by applying enacted tax rates to the differences between the carrying value of existing assets and liabilities and their respective tax basis and to loss carryforwards. Tax credit carryforwards are recorded as deferred tax assets. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the change occurs. We assess the validity of deferred tax assets and loss and tax credit carryforwards and provide valuation allowances when we determine, based on the weight of evidence, it is more likely than not that such assets, losses, or credits will not be realized. Changes in valuation allowances are included in our tax provision or in equity if directly related to other comprehensive income (loss), unless affected by a specific intra-period allocation as happened in 2015, as described below. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. We have not recognized deferred taxes relative to foreign subsidiaries’ earnings that are deemed to be permanently reinvested. Any related taxes associated with such earnings are not material.

YRC Worldwide applies the intraperiod tax allocation rules of ASC 740 to allocate income taxes among continuing operations, discontinued operations, extraordinary items, other comprehensive income (loss), and additional paid-in capital when our situation meets the criteria as prescribed in the rule.

While the tax effect of net income (loss) before income taxes generally should be computed without regard to the tax effects of net income (loss) before income taxes from the other categories referenced in the preceding paragraph, an exception applies when there is a loss before income taxes and income from those other categories. In that situation, the appropriate tax provision is allocated to the other categories of earnings and a related tax benefit is recorded in net income (loss). This exception to the general rule applies even when a valuation allowance is in place at the beginning and end of the year. While intraperiod tax allocation does not change the overall tax provision, it may result in a gross-up of the individual components, thereby changing the amount of tax provision included in each category. In 2015, the Company met the criteria necessary to apply the exception within the intraperiod tax allocation rules, since it incurred a net loss before income taxes and income was recognized in other comprehensive income (loss). As a result, the Company recorded a tax benefit of $11.7 million in income tax benefit (as reported on the Consolidated Statement of Operations) and an offsetting tax expense of $11.7 million in total other comprehensive income (loss) for the year ended December 31, 2015. The total income tax benefit did not change, and the total provision continued to be impacted by the full valuation allowance on our U.S. deferred tax assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to a variety of market risks, including the effects of interest rates, foreign exchange rates and fuel prices.

Interest Rates

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we utilize both fixed rate and variable rate financial instruments with varying maturities. At December 31, 2016, we had approximately 28% of our outstanding debt at fixed rates. As amended, at the Company’s election, a significant portion of the remaining variable rate debt may operate at a 1, 3 or 6-month LIBOR, with a floor of 1.0% plus a fixed margin of 7.5%. Based on a 3-month LIBOR, if interest rates for our variable rate long-term debt had increased 100 basis points during the year, our interest expense would have increased, and income before taxes would have decreased by $7.0 million and $4.2 million for the years ended December 31, 2016 and 2015, respectively.

The table below provides information regarding the interest rates on our fixed-rate debt as of December 31, 2016.

(in millions)	2017	2018	2019	2020	2021	Thereafter	Total
Fixed-rate debt	$10.1	$11.8	$16.4	$4.2	$3.2	$234.0	$279.7
Interest rate	9.0 - 18.3%	9.0 - 18.3%	7.3 - 18.3%	9.0 - 14.5%	9.0%	10 - 16.8%

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

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries

(Amounts in millions except share and per share data)	December 31, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$136.7	$173.8
Restricted amounts held in escrow	126.7	58.8
Accounts receivable, less allowances of $9.5 and $7.4	448.7	427.4
Prepaid expenses and other	68.7	74.4
Total current assets	780.8	734.4
Property and Equipment:
Cost	2,787.0	2,822.8
Less – accumulated depreciation	(1,916.4)	(1,885.5)
Net property and equipment	870.6	937.3
Intangibles, net	27.2	40.4
Restricted amounts held in escrow	12.3	63.4
Deferred income taxes, net	24.9	23.0
Other assets	54.2	80.9
Total Assets	$1,770.0	$1,879.4
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$160.6	$161.1
Wages, vacations and employees’ benefits	191.0	195.1
Deferred income taxes, net	24.9	23.0
Claims and insurance accruals	114.9	125.0
Other accrued taxes	27.6	29.8
Other current and accrued liabilities	26.1	23.6
Current maturities of long-term debt	16.8	15.9
Total current liabilities	561.9	573.5
Other Liabilities:
Long-term debt, less current portion	980.3	1,046.5
Deferred income taxes, net	3.6	3.7
Pension and postretirement	358.2	339.9
Claims and other liabilities	282.2	295.2
Commitments and contingencies	—	—
Shareholders’ Deficit:
Cumulative preferred stock, $1 par value per share - authorized 5,000,000 shares	—	—
Common stock, $0.01 par value per share - authorized 95,000,000 shares, issued 32,473,000 and 32,141,000 shares	0.3	0.3
Capital surplus	2,319.2	2,312.6
Accumulated deficit	(2,217.8)	(2,239.3)
Accumulated other comprehensive loss	(425.2)	(360.3)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(416.2)	(379.4)
Total Liabilities and Shareholders’ Deficit	$1,770.0	$1,879.4

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS
YRC Worldwide Inc. and Subsidiaries
For the Years Ended December 31

(Amounts in millions except per share data; shares in thousands)	2016	2015	2014
Operating Revenue	$4,697.5	$4,832.4	$5,068.8
Operating Expenses:
Salaries, wages and employee benefits	2,823.1	2,868.2	2,901.2
Operating expenses and supplies	799.1	878.4	1,110.7
Purchased transportation	553.6	561.1	590.9
Depreciation and amortization	159.8	163.7	163.6
Other operating expenses	252.2	266.1	268.8
(Gains) losses on property disposals, net	(14.6)	1.9	(11.9)
Total operating expenses	4,573.2	4,739.4	5,023.3
Operating Income	124.3	93.0	45.5
Nonoperating Expenses:
Interest expense	103.4	107.6	150.0
(Gain) loss on extinguishment of debt	—	0.6	(11.2)
Other, net	(3.7)	(10.8)	(9.5)
Nonoperating expenses, net	99.7	97.4	129.3
Income (Loss) before income taxes	24.6	(4.4)	(83.8)
Income tax expense (benefit)	3.1	(5.1)	(16.1)
Net Income (Loss)	21.5	0.7	(67.7)
Amortization of beneficial conversion feature on preferred stock	—	—	(18.1)
Net Income (Loss) Attributable to Common Shareholders	$21.5	$0.7	$(85.8)

Average Common Shares Outstanding - Basic	32,416	31,736	28,592
Average Common Shares Outstanding - Diluted	33,040	32,592	28,592

Earnings (Loss) Per Share - Basic	$0.66	$0.02	$(3.00)
Earnings (Loss) Per Share - Diluted	$0.65	$0.02	$(3.00)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
YRC Worldwide Inc. and Subsidiaries
For the Years Ended December 31

(in millions)	2016	2015	2014
Net income (loss)	$21.5	$0.7	$(67.7)
Other comprehensive income (loss), net of tax:
Pension:
Net actuarial gains (losses) and other adjustments	(69.5)	45.2	(126.4)
Amortization of prior net losses	13.7	14.1	12.7
Settlement adjustment	—	25.2	—
Changes in foreign currency translation adjustments	1.3	(12.0)	(4.1)
Reclassification of foreign currency translation gains to net income	(10.4)	—	—
Other comprehensive income (loss)	(64.9)	72.5	(117.8)
Comprehensive income (loss) attributable to YRC Worldwide Inc.	$(43.4)	$73.2	$(185.5)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Years Ended December 31

(in millions)	2016	2015	2014
Operating Activities:
Net income (loss)	$21.5	$0.7	$(67.7)
Noncash items included in net income (loss):
Depreciation and amortization	159.8	163.7	163.6
Paid-in-kind interest on Series A Notes and Series B Notes	—	0.4	14.3
Amortization of deferred debt costs	7.0	6.3	8.5
Amortizations of premiums and discounts on debt	1.6	2.1	27.5
Equity-based compensation and employee benefits expense	21.0	24.4	26.6
Non-union pension settlement charge	—	28.7	—
Deferred income tax benefit, net	(0.4)	(9.8)	(0.2)
(Gains) losses on property disposals, net	(14.6)	1.9	(11.9)
(Gain) loss on extinguishment of debt	—	0.6	(11.2)
Other noncash items, net	(2.5)	(9.0)	(5.9)
Changes in assets and liabilities, net:
Accounts receivable	(21.0)	40.7	(11.1)
Accounts payable	(1.1)	(11.1)	(5.7)
Other operating assets	10.5	(6.1)	0.3
Other operating liabilities	(78.7)	(92.7)	(98.6)
Net cash provided by operating activities	103.1	140.8	28.5
Investing Activities:
Acquisition of property and equipment	(100.6)	(108.0)	(69.2)
Proceeds from disposal of property and equipment	35.1	17.5	20.8
Restricted escrow receipts	112.1	41.9	90.7
Restricted escrow deposits	(128.9)	(75.0)	(89.1)
Proceeds from disposal of equity method investment, net	14.6	—	—
Other, net	—	2.2	5.2
Net cash used in investing activities	(67.7)	(121.4)	(41.6)
Financing Activities:
Issuance of long-term debt	—	—	696.8
Repayment of long-term debt	(70.7)	(16.7)	(892.7)
Debt issuance costs	(1.8)	—	(29.1)
Equity issuance costs	—	—	(17.1)
Equity issuance proceeds	—	—	250.0
Net cash provided by (used in) financing activities	(72.5)	(16.7)	7.9
Net Increase (Decrease) In Cash and Cash Equivalents	(37.1)	2.7	(5.2)
Cash and Cash Equivalents, Beginning of Year	173.8	171.1	176.3
Cash and Cash Equivalents, End of Year	$136.7	$173.8	$171.1

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS (CONTINUED)
YRC Worldwide Inc. and Subsidiaries
For the Years Ended December 31

(in millions)	2016	2015	2014
Supplemental Cash Flow Information:
Interest paid	$(90.2)	$(104.5)	$(129.1)
Letter of credit fees paid	(8.5)	(8.8)	(8.7)
Income tax refund (payment), net	(6.8)	(6.2)	16.1
Debt redeemed for equity consideration	—	17.9	51.8
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Years Ended December 31

(in millions)	2016	2015	2014
Preferred Stock:
Beginning balance	$—	$—	$—
Issuance of equity in exchange for debt	—	—	0.6
Conversion of preferred shares to common shares	—	—	(0.6)
Ending balance	$—	$—	$—
Common Stock:
Beginning balance	$0.3	$0.3	$0.1
Issuance of common stock	—	—	0.1
Issuance of common stock upon conversion of Series B Notes	—	—	0.1
Ending balance	$0.3	$0.3	$0.3
Capital Surplus:
Beginning balance	$2,312.6	$2,290.9	$1,964.4
Issuance of equity, net	—	—	249.3
Conversion of preferred stock to common stock	—	—	0.6
Beneficial conversion feature on preferred stock	—	—	18.1
Issuance of equity upon conversion of Series B Notes	—	18.5	64.7
Equity issuance costs	—	—	(17.1)
Equity-based compensation	6.6	3.2	10.9
Ending balance	$2,319.2	$2,312.6	$2,290.9
Accumulated Deficit:
Beginning balance	$(2,239.3)	$(2,240.0)	$(2,154.2)
Amortization of conversion feature on preferred stock	—	—	(18.1)
Net income (loss) attributable to YRC Worldwide Inc.	21.5	0.7	(67.7)
Ending balance	$(2,217.8)	$(2,239.3)	$(2,240.0)
Accumulated Other Comprehensive Loss:
Beginning balance	$(360.3)	$(432.8)	$(315.0)
Pension, net of tax:
Net actuarial gains (losses) and other adjustments	(69.5)	45.2	(126.4)
Amortization of prior net losses	13.7	14.1	12.7
Settlement adjustment	—	25.2	—
Foreign currency translation adjustments	1.3	(12.0)	(4.1)
Reclassification of foreign currency translation gains to net income	$(10.4)	$—	$—
Ending balance	$(425.2)	$(360.3)	$(432.8)
Treasury Stock, At Cost:
Beginning and ending balance	$(92.7)	$(92.7)	$(92.7)
Total Shareholders’ Deficit	$(416.2)	$(379.4)	$(474.3)

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YRC Worldwide Inc. and Subsidiaries

1. Description of Business

YRC Worldwide, one of the largest transportation service providers in the world, offers its customers a wide range of transportation services. YRC Worldwide has one of the largest, most comprehensive LTL networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer expertise in LTL shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence. Our reporting segments include the following:

•
YRC Freight is the reporting segment that focuses on longer haul business opportunities with national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management. This reporting segment includes our LTL subsidiary YRC Freight and YRC Reimer, a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States and Canada, YRC Freight also serves parts of Mexico and Puerto Rico.

•
Regional Transportation is the reporting segment for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of Holland, New Penn and Reddaway. These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the United States, Canada, and Puerto Rico.

2. Accounting Policies

Accounting policies refer to specific accounting principles and the methods of applying those principles to fairly present our financial position and results of operations in accordance with generally accepted accounting principles. The policies discussed below include those that management has determined to be the most appropriate in preparing our financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of YRC Worldwide and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We report on a calendar year basis. The quarters of the Regional Transportation companies (with the exception of New Penn) consist of thirteen weeks that end on a Saturday either before or after the end of March, June and September, whereas all other operating segment quarters end on the natural calendar quarter end. Until its sale in March 2016, our investment in the non-majority owned affiliate was accounted for on the equity method.

Use of Estimates

Management makes estimates and assumptions when preparing the financial statements in conformity with U.S. generally accepted accounting principles which affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Items subject to such estimates and assumptions include the useful lives of fixed assets and revenue-related reserves; the valuation of deferred tax assets/liabilities, non-union pension plan liability and pension plan assets; and workers’ compensation and property damage and liability claims, and income tax uncertainties.

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

At December 31, 2016, approximately 78% of our labor force is subject to collective bargaining agreements. As part of the 2014 Financing Transactions (which is described more fully in the “Debt and Financing” footnote to our consolidated financial statements), our primary labor agreement was modified to, among other things, extend the expiration date of the agreement from March 31, 2015 to March 31, 2019. This extension also extended the contribution rates under our multi-employer pension plan. The modification provided for lump sum payments in lieu of wage increases in 2014 and 2015, but provided for wage increases in 2016 through 2019. We amortized these lump sum payments over the period in which the wages were not increased beginning on April 1, 2014. Finally, the modification provided for certain changes to work rules and our use of purchased transportation in certain situations.

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

In addition, we recognize revenue on a gross basis because we are the primary obligors even when we use other transportation service providers who act on our behalf. We remain responsible to our customers for complete and proper shipment, including the risk of physical loss or damage of the goods and cargo claims issues. We assign pricing to bills of lading at the time of shipment based primarily on the weight, general classification of the product, the shipping destination and individual customer discounts. This process is referred to as rating. At various points throughout our process, incorrect ratings could be identified based on many factors, including weight verifications or updated customer discounts. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during the following periods. We accrue a reserve for rerating based primarily on historical trends. At December 31, 2016 and 2015, our financial statements included a rerate reserve as a reduction to “Accounts Receivable” of $10.4 million and $8.1 million, respectively.

We record an allowance for doubtful accounts primarily based on historical uncollectible amounts. We also take into account known factors surrounding specific customers and overall collection trends. Our process involves performing ongoing credit evaluations of customers, including the market in which they operate and the overall economic conditions. We continually review historical trends and customer specific factors and make adjustments to the allowance for doubtful accounts as appropriate. Our allowance for doubtful accounts totaled $9.5 million and $7.4 million as of December 31, 2016 and 2015, respectively.

Foreign Currency

Our functional currency is the U.S. dollar, whereas, our foreign operations utilize the local currency as their functional currency. Accordingly, for purposes of translating foreign subsidiary financial statements to the U.S. dollar reporting currency, assets and liabilities of our foreign operations are translated at the fiscal year end exchange rates and income and expenses are translated monthly, at the average exchange rates for each respective month, with changes recognized in other comprehensive loss. Foreign currency gains and losses resulting from foreign currency transactions resulted in net gains of $0.9 million, $9.3 million and $5.7 million during 2016, 2015 and 2014, respectively, and are included in “Nonoperating expenses - Other, net” in the accompanying statements of consolidated operations.

Self-Insurance Accruals for Claims

Claims and insurance accruals, both current and long-term, reflect the estimated settlement cost of claims for workers’ compensation, property damage and liability claims, and cargo loss and damage that insurance does not cover. We establish and modify reserve estimates for workers’ compensation and property damage and liability claims primarily upon actuarial analyses prepared by independent actuaries. These reserves are discounted to present value using a risk-free rate based on the year of occurrence. The risk-free rate is the U.S. Treasury rate for maturities that match the expected payout of such claims and was 1.0%, 1.0% and 0.9% for workers’ compensation claims incurred as of December 31, 2016, 2015 and 2014, respectively. The rate was 0.8%, 0.7% and 0.4% for property damage and liability claims incurred as of December 31, 2016, 2015 and 2014, respectively. The process of determining reserve requirements utilizes historical trends and involves an evaluation of accident frequency and severity, claims management, changes in health care costs and certain future administrative costs. The effect of future inflation for costs is considered in the actuarial analysis. Adjustments to previously established reserves are included in operating results in the year of adjustment. As of December 31, 2016 and 2015, we had $364.4 million and $392.7 million, respectively, accrued for outstanding claims.

Expected aggregate undiscounted amounts and material changes to these amounts as of December 31 are presented below:

(in millions)	Workers’ Compensation	Property Damage and Liability Claims	Total
Undiscounted amount at December 31, 2014	$339.1	$75.0	$414.1
Estimated settlement cost for 2015 claims	92.8	37.0	129.8
Claim payments, net of recoveries	(115.0)	(41.0)	(156.0)
Change in estimated settlement cost for older claim years	(1.4)	13.9	12.5
Undiscounted amount at December 31, 2015	$315.5	$84.9	$400.4
Estimated settlement cost for 2016 claims	89.4	30.0	119.4
Claim payments, net of recoveries	(103.6)	(51.5)	(155.1)
Change in estimated settlement cost for older claim years	(1.9)	9.5	7.6
Undiscounted settlement cost estimate at December 31, 2016	$299.4	$72.9	$372.3
Discounted settlement cost estimate at December 31, 2016	$277.0	$72.1	$349.1

In addition to the amounts above, settlement cost amounts for cargo claims and other insurance related amounts, none of which are discounted, totaled $15.3 million and $17.0 million at December 31, 2016 and 2015, respectively.

Estimated cash payments to settle claims which were incurred on or before December 31, 2016, for the next five years and thereafter are as follows:

(in millions)	Workers’ Compensation	Property Damage and Liability Claims	Total
2017	$76.2	$29.3	$105.5
2018	50.5	19.3	69.8
2019	34.9	12.4	47.3
2020	23.9	6.7	30.6
2021	18.3	3.1	21.4
Thereafter	95.6	2.1	97.7
Total	$299.4	$72.9	$372.3

Stock Compensation Plans

We have various stock-based employee compensation plans, which are described more fully in the “Stock Compensation Plans” footnote to our consolidated financial statements. We recognize compensation costs for non-vested shares based on the grant date fair value. For our share-based payments granted, with no performance requirement, we recognize compensation cost on a straight-line basis over the requisite service period (generally three to four years) based on the grant-date fair value. For our performance-based awards, the Company expenses the grant date fair value of the awards which are probable of being earned in the performance period over the respective service period.

Property and Equipment

The following is a summary of the components of our property and equipment at cost as of December 31:

(in millions)	2016	2015
Land	$248.9	$254.4
Structures	769.5	789.3
Revenue equipment	1,375.2	1,430.1
Technology equipment and software	186.8	146.4
Other	206.6	202.6
Total cost	$2,787.0	$2,822.8

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

Our investment in technology equipment and software consists primarily of freight movement, automation, administrative, and related software.

For the years ended December 31, 2016, 2015 and 2014, depreciation expense was $146.3 million, $145.5 million and $145.1 million, respectively.

Equity Method Investments

On October 23, 2015, the Company entered into an equity interest sale and purchase agreement to sell its fifty percent interest in its Chinese joint venture, JHJ International Transportation Co. (“JHJ”), for a purchase price of $16.3 million, which subsequently closed on March 30, 2016. At closing we received proceeds of $16.3 million and paid transaction fees of $1.7 million. At March 30, 2016, the carrying value of the investment was $22.7 million with an offsetting cumulative foreign translation adjustment of $10.4 million, resulting in a net gain on the transaction of $2.3 million. The gain on the transaction is included in “Nonoperating expenses - Other, net” in the accompanying statement of consolidated comprehensive income for the twelve months ended December 31, 2016.

We accounted for the ownership of our joint venture under the equity method and accordingly, recognized our share of the respective joint ventures earnings in “Nonoperating expenses - Other, net” in the accompanying statements of operations.

The following reflects the components of these results for the years ended December 31:

(in millions)	2016	2015	2014
Net equity method earnings	$0.4	$2.3	$2.1

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

The valuation methodologies described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. We believe that our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial assets could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used at December 31, 2016 and 2015.

The following tables summarize the fair value hierarchy of our financial assets held at fair value on a recurring basis, which consists of our restricted cash held in escrow:

		Fair Value Measurement at December 31, 2016
(in millions)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$126.7	$126.7	$—	$—
Restricted amounts held in escrow-long term	12.3	12.3	—	—
Total assets at fair value	$139.0	$139.0	$—	$—

		Fair Value Measurement at December 31, 2015
(in millions)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$58.8	$58.8	$—	$—
Restricted amounts held in escrow-long term	63.4	63.4	—	—
Total assets at fair value	$122.2	$122.2	$—	$—

Restricted amounts held in escrow are invested in money market accounts and are recorded at fair value based on quoted market prices. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these instruments.

Reclassifications Out of Accumulated Other Comprehensive Loss

For the years ended December 31, 2016 and 2015, we reclassified the amortization of our net pension gain (loss), net of tax, totaling $13.7 million and $14.1 million, respectively, from accumulated other comprehensive loss to net income (loss). This reclassification is a component of net periodic pension cost and is discussed in the “Employee Benefits” footnote. In addition, we also reclassified foreign currency translation adjustments of $10.4 million related to the sale of our investment in JHJ from accumulated other comprehensive loss to net income (loss), as discussed in the “Equity Method Investments” section of this footnote.

Recently Issued Accounting Standards

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), which eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (“NAV”) per share (or its equivalent) using the practical expedient in accordance with the standard for fair value measurement. The standard, which requires retrospective application, was effective for the Company beginning January 1, 2016. The fair value disclosures for our defined benefit pension plan investments as of December 31, 2016 and 2015, respectively, have been updated to reflect the adoption of this standard, as presented in the “Employee Benefits” footnote of our consolidated financial statements. There was no other impact to the consolidated financial statements from the adoption of this standard.

In August 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, which requires debt issue costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the accounting treatment for debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by this update. The standard was effective for the Company beginning January 1, 2016. The Company adopted the standard in the first quarter of 2016, which required retrospective application. The December 31, 2015 consolidated balance sheet and related disclosures were updated to reflect the reclassification of $15.2 million of unamortized debt issuance costs, from “Other assets” to “Long-term debt, less current portion” which related to its Term Loan, Second A&R CDA, and lease financing obligations. There was no other impact to the consolidated financial statements from the adoption of this standard.

In April 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which defers the effective date of ASU 2014-9, Revenue from Contracts with Customers. The new standard introduces a five-step model to determine when and how revenue is recognized. The premise of the new model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period. Early application is permitted for annual periods beginning January 1, 2017. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect. The Company is in the process of reviewing customer contracts, but we believe our transportation revenue recognized under the new standard will generally approximate revenue under current standards, in that we recognize transportation revenue proportionately as we perform the transportation service for our customer. The Company plans to complete its evaluation in 2017, including an assessment of the new expanded disclosure requirements and a final determination of the transition method we will use to adopt the new standard.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The new standard will be effective for the Company for its annual reporting period beginning January 1, 2017, including interim periods within that reporting period. The

ASU allows entities to choose either prospective or retrospective transition. The Company will adopt the standard in the first quarter of 2017 and plans to elect prospective application. The Company does not believe the adoption of this standard will have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard will become effective for the Company for its annual reporting period beginning January 1, 2019, including interim periods within that reporting period and requires a modified retrospective transition approach. The Company is currently evaluating the impacts the adoption of this standard will have on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which reduces diversity in the practice of classifying certain transactions in the statement of cash flows. The new standard will become effective for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period and requires a retrospective transition approach. The Company will adopt the standard beginning with the first quarter of 2018. The Company does not believe the adoption of this standard will have a material impact on the consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, that requires entities to recognize at the transaction date the income tax consequences of many intercompany asset transfers. The new standard will be effective for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period. Early application is permitted at the beginning of an interim or annual period. Entities should apply the new standard on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company will adopt the standard in the first quarter of 2018. The Company is still evaluating the effect but does not believe the change will have a material impact on the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, to clarify the guidance on how companies present restricted cash and restricted cash equivalents in the statement of cash flows. As a result, the Company will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. The new standard will become effective for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period and requires a retrospective transition approach. The Company will adopt the standard beginning with the first quarter of 2018. The Company does not believe the adoption of this standard will have a material impact on the consolidated financial statements.

3. Intangibles

Definite Life Intangibles

The components of amortizable intangible assets are as follows at December 31:

		2016		2015
	Weighted	Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
(in millions)	Life (years)	Amount	Amortization	Amount	Amortization
Customer related	12	$197.1	$(197.1)	$197.0	$(183.5)

Amortization expense for intangible assets recognized on a straight line basis was $13.5 million, $18.2 million and $18.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. The definite-lived intangible assets are fully amortized in 2016.

Indefinite Life Intangibles

The following table shows the changes in the carrying amount of our indefinite lived tradenames attributable to each applicable segment:

(in millions)	YRC Freight	Regional Transportation	Total
Balances at December 31, 2013	$10.6	$18.7	$29.3
Change in foreign currency exchange rates	(0.8)	—	(0.8)
Balances at December 31, 2014	9.8	18.7	28.5
Change in foreign currency exchange rates	(1.6)	—	(1.6)
Balances at December 31, 2015	8.2	18.7	26.9
Change in foreign currency exchange rates	0.3	—	0.3
Balances at December 31, 2016	$8.5	$18.7	$27.2

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

4. Other Assets

The primary components of other assets at December 31 are as follows:

(in millions)	2016	2015
Equity method investment for JHJ	$—	$22.3
Deferred debt costs(a)	4.5	5.0
Prepayments(b)	31.6	35.5
Other	18.1	18.1
Total	$54.2	$80.9
(a)Deferred debt costs relate to our ABL Facility.
(b)Prepayments primarily includes prepaid costs for revenue equipment leases.

During the year ended December 31, 2016, no dividends were received due to the sale of JHJ on March 30, 2016. During the year ended December 31, 2015, we received dividends in the amount of $1.7 million from JHJ. As of December 31, 2015, the excess of our investment over our interest in JHJ’s equity was $4.5 million.

5. Employee Benefits

Qualified and Nonqualified Defined Benefit Pension Plans

YRC Worldwide and certain of our operating subsidiaries sponsor qualified and nonqualified defined benefit pension plans for certain employees not covered by collective bargaining agreements (approximately 9,000 current, former and retired employees). Qualified and nonqualified pension benefits are based on years of service and the employees’ covered earnings. Employees covered by collective bargaining agreements participate in various multi-employer pension plans to which YRC Worldwide contributes, as discussed below. Regional Transportation does not offer a defined benefit pension plan and instead offers retirement benefits through either contributory 401(k) savings plans or profit sharing plans, as discussed below. The domestic YRC Worldwide defined benefit pension plans closed to new participants effective January 1, 2004 and the benefit accrual for active employees was frozen effective July 1, 2008. Our actuarial valuation measurement date for our pension plans is December 31.

Funded Status

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2016 and 2015, and the funded status at December 31, 2016 and 2015, is as follows:

(in millions)	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$1,202.7	$1,355.2
Service cost	6.5	4.6
Interest cost	55.9	57.2
Benefits paid	(79.1)	(151.9)
Actuarial (gain) loss	53.4	(60.2)
Expenses paid from assets	(5.9)	(5.8)
Other	0.1	3.6
Benefit obligation at year end	$1,233.6	$1,202.7
Change in plan assets:
Fair value of plan assets at prior year end	$867.1	$899.3
Actual return on plan assets	39.9	56.6
Employer contributions	56.5	70.9
Benefits paid	(79.1)	(151.9)
Expenses paid from assets	(5.9)	(5.8)
Other	0.2	(2.0)
Fair value of plan assets at year end	$878.7	$867.1
Funded status at year end	$(354.9)	$(335.6)

The underfunded status of the plans of $354.9 million and $335.6 million at December 31, 2016 and 2015, respectively, is recognized in the accompanying consolidated balance sheets as shown in the table below. No plan assets are expected to be returned to the Company during the year ending December 31, 2017.

Our long-term strategy is to reduce the risk of our underfunded plans. In 2015, the Company amended its domestic pension plans and offered a one-time voluntary lump sum payment option in an effort to reduce its long-term pension obligations and ongoing annual pension expense. The lump sum pension settlement payments of $85.2 million, which are reflected in “Benefits paid” in the above table, were funded from existing pension plan assets. In connection with this transaction, the Company incurred a settlement charge of $28.7 million to salaries, wages and employee benefits expense as a result of the requirement to expense the unrecognized actuarial losses associated with the lump sum settlements. The charge had no effect on equity because the actuarial losses were already recognized in accumulated other comprehensive loss. Accordingly, the effect on retained earnings was offset by a corresponding reduction in accumulated other comprehensive loss.

Benefit Plan Obligations

Amounts recognized in the consolidated balance sheets for pension benefits at December 31 are as follows:

(in millions)	2016	2015
Noncurrent assets	$1.2	$1.3
Current liabilities	0.7	0.7
Noncurrent liabilities	355.4	336.2

Amounts recognized in accumulated other comprehensive loss at December 31 consist of:

(in millions)	2016	2015
Net actuarial loss	$462.1	$406.0

As shown above, included in accumulated other comprehensive loss at December 31, 2016, are unrecognized actuarial losses of $462.1 million ($424.1 million, net of tax). The actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic cost in 2017 is $15.7 million.

The total accumulated benefit obligation for all plans was $1,233.2 million and $1,202.2 million at December 31, 2016 and 2015, respectively.

Information for pension plans with an accumulated benefit obligation (“ABO”) in excess of plan assets and plan assets that exceed ABO at December 31, 2016 and 2015 is as follows:

	At December 31, 2016
(in millions)	ABO Exceeds Assets	Assets Exceed ABO	Total
Projected benefit obligation	$1,229.4	$4.2	$1,233.6
Accumulated benefit obligation	1,229.4	3.8	1,233.2
Fair value of plan assets	873.3	5.4	878.7

	At December 31, 2015
(in millions)	ABO Exceeds Assets	Assets Exceed ABO	Total
Projected benefit obligation	$1,198.3	$4.4	$1,202.7
Accumulated benefit obligation	1,198.3	3.9	1,202.2
Fair value of plan assets	861.4	5.7	867.1

Assumptions

Weighted average actuarial assumptions used to determine benefit obligations at December 31:

	2016	2015
Discount rate	4.27%	4.81%

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2016	2015	2014
Discount rate	4.81%	4.33%	5.23%
Expected rate of return on assets	7.0%	7.0%	7.0%
Mortality table(a)	RP-2014 (MP-2016 Scale, Custom)	RP-2014 (MP-2014 Scale, Custom)	RP-2000 Projected to 2014
(a) The 2016 and 2015 mortality tables were based on a custom mortality improvement scale to reflect expectations of underlying plan participants.

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

Our asset allocation as of December 31, 2016 and 2015, and targeted long-term asset allocation for the plans are as follows:

	2016	2015	Target
Equities	38.0%	37.0%	37.0%
Debt Securities	30.0%	30.0%	33.0%
Absolute Return	32.0%	33.0%	30.0%

Based on various market factors, we selected an expected rate of return on assets of 7.0% effective for the 2016 and 2015 valuations. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately. The pension trust holds no YRC Worldwide securities.

Future Contributions and Benefit Payments

We expect to contribute approximately $53.9 million to our single-employer pension plans in 2017.

Expected benefit payments from our qualified and non-qualified defined benefit pension plans for each of the next five years and the total benefit payments for the following five years ended December 31 are as follows:

(in millions)	2017	2018	2019	2020	2021	2022-2026
Expected benefit payments	$78.2	$78.6	$79.1	$79.5	$80.5	$400.4

Pension and Other Post-retirement Costs

The components of our net periodic pension cost, other post-retirement costs and other amounts recognized in other comprehensive loss (income) for the years ended December 31, 2016, 2015 and 2014 were as follows:

(in millions)	2016	2015	2014
Net periodic benefit cost:
Service cost	$6.5	$4.6	$4.3
Interest cost	55.9	57.2	60.7
Expected return on plan assets	(56.2)	(59.9)	(53.7)
Amortization of prior net loss	13.7	16.0	12.8
Settlement loss	—	28.7	—
Net periodic pension cost	$19.9	$46.6	$24.1
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net actuarial loss (gain) and other adjustments	$69.5	$(52.0)	$126.3
Less amortization of prior losses	(13.7)	(16.0)	(12.8)
Settlement adjustment	—	(28.7)	—
Total recognized in other comprehensive loss (income)	55.8	(96.7)	113.5
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$75.7	$(50.1)	$137.6

During the years ended December 31, 2015 and 2014, the income tax provision related to amounts in other comprehensive (income) loss was $12.2 million and $0.2 million, respectively. For the year ended December 31, 2016, the income tax provision was inconsequential.

Fair Value Measurement

Our pension assets are stated at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of Level 1 assets are based on quoted market prices. The majority of the Level 1 assets presented in the table below include common stock of both U.S. and, to a lesser extent, international companies, and mutual funds, of which are actively traded and priced in the market. The fair value of Level

2 assets are based on other significant observable inputs, including quoted prices for similar securities. The Level 2 assets presented in the below table consist primarily of fixed income and absolute return funds where values are based on the NAV of the underlying investments held, as determined by the fund managers, or equity securities where values are based on the quoted prices of similar securities and observable market data. Level 3 assets are those where the fair value is determined based on unobservable inputs. The Level 3 assets presented in the table below consist of alternative investments where active market pricing is not readily available and, as such, we use NAV as an estimate of fair value. For the remaining Level 3 assets that do not use NAV to estimate fair value, which consists primarily of private equities, the assets are either priced at cost less cash distributions for recent asset purchases, third-party valuations or discounted cash flow methods. The methods and assumptions used by third-party pricing sources may include a variety of factors, such as recently executed transactions, existing contracts, economic conditions, industry or market developments, and overall credit ratings. These estimated fair values may differ significantly from the values that would have been used had a ready market for these investments existed and as such, differences could be material.

The availability of observable data is monitored by plan management to assess appropriate classification of financial instruments within the fair value hierarchy. Depending upon the availability of such inputs, specific securities may transfer between levels. In such instances, the transfer is reported at the end of the reporting period. In 2016, the Company transferred certain short-term interest bearing investments from level 1 to level 2 due to variability in how the underlying investments are priced, whether by an active market or a model. There were no other transfers among the fair value hierarchy levels for the years ended December 31, 2016 and 2015, respectively.

The Company adopted ASU 2015-07 beginning January 1, 2016, which eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value per share (or its equivalent) using the practical expedient. The fair value tables below reflect the adoption of this standard.

The tables below detail by level, within the fair value hierarchy, the pension assets at fair value as of December 31, 2016 and December 31, 2015:

	Pension Assets at Fair Value as of December 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3
Equities	$87.9	$87.9	$—	$—
Private equities	38.3	—	—	38.3
Fixed income:
Corporate and other	24.8	5.4	15.9	3.5
Government	184.1	72.9	111.2	—
Absolute return	—	—	—	—
Interest bearing	47.3	18.6	28.7	—
Investments measured at net asset value(a)	$496.3
Total plan assets	$878.7	$184.8	$155.8	$41.8

	Pension Assets at Fair Value as of December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3
Equities	$83.2	$83.2	$—	—
Private equities	40.0	—	—	40.0
Fixed income:
Corporate and other	35.9	16.0	15.7	4.2
Government	194.5	73.0	121.5	—
Absolute return	0.7	—	0.7	—
Interest bearing	15.4	15.4	—	—
Investments measured at net asset value(a)	497.4
Total plan assets	$867.1	$187.6	$137.9	$44.2
(a) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

The table below presents the activity of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Private Equities	Fixed income	Total Level 3
Balance at December 31, 2014	$37.0	$4.4	$41.4
Purchases	4.5	—	4.5
Sales	(0.7)	—	(0.7)
Unrealized gain	(0.8)	(0.2)	(1.0)
Balance at December 31, 2015	$40.0	$4.2	$44.2
Purchases	4.0	2.7	6.7
Sales	(0.6)	—	(0.6)
Unrealized gain	(5.1)	(3.4)	(8.5)
Balance at December 31, 2016	$38.3	$3.5	$41.8

The following table sets forth a summary of the assets for which a reported NAV is used to estimate the fair value as of December 31, 2016:

	Fair value estimated using Net Asset Value per Share
(in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equities(a)	$94.6	$11.0	Redemptions not permitted
Fixed income(b)	186.2	6.2	Redemptions not permitted
Equities(c)	91.7	—	Monthly	3-30 days
Absolute return(d)	123.8	—	Monthly, Quarterly	2-45 days
Total	$496.3

(a)	Consists of private equity investments in pharmaceuticals and companies primarily in the technology and healthcare sectors.

(b)	Primarily consists of investments in royalty payments from marketers of pharmaceuticals and related debt securities.

(c)	Consists of public equity investments in U.S. and non-U.S. markets.

(d)	Consists of investments in global markets, including derivative securities of equity and fixed income indexes, commodities and interest rates.

The following table sets forth a summary of the assets for which a reported NAV is used to estimate the fair value as of December 31, 2015:

	Fair value estimated using Net Asset Value per Share
(in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equities(a)	$91.1	$11.3	Redemptions not permitted
Fixed income(b)	193.1	4.0	Redemptions not permitted
Equities(c)	103.4	—	Monthly, Quarterly	3-30 days
Absolute return(d)	109.8	—	Monthly, Quarterly	2-60 days
Total	$497.4

(a)	Consists of private equity investments in pharmaceuticals and companies primarily in the technology and healthcare sectors.

(b)	Primarily consists of investments in royalty payments from marketers of pharmaceuticals and related debt securities.

(c)	Consists of public equity investments in U.S. and non-U.S. markets.

(d)	Consists of investments in global markets, including derivative securities of equity and fixed income indexes, commodities and interest rates.

Generally, the investment strategy for private equities consists of direct investments or investments through limited partnerships with managers who purchase interests in non-public companies. The typical investment strategies of the fixed income and equity funds is based on fundamental and quantitative analysis and consists of long and hedged strategies. The general strategy of the absolute return funds consists of alternative investment techniques, including derivative instruments and other unconventional assets, to achieve an absolute return rate.

Multi-Employer Pension Plans

YRC Freight, Holland, Reddaway, and New Penn contribute to various separate multi-employer health, welfare and pension plans for employees that are covered by our collective bargaining agreements (approximately 78% of total Company employees). The collective bargaining agreements determine the amounts of these contributions. The health and welfare plans provide medical related benefits to active employees and retirees. The pension plans provide defined benefits to retired participants. We recognize as net pension cost within ‘Salaries, wages and employee benefits’ the contractually required contributions for the period and recognize as a liability any contributions due and unpaid at period end. We do not directly manage multi-employer plans. The trusts covering these plans are generally managed by trustees, half of whom the unions appoint and half of whom various contributing employers appoint.

We expensed the following amounts related to these plans for the years ended December 31:

(in millions)	2016	2015	2014
Health and welfare	$453.1	$436.8	$416.2
Pension	90.3	91.1	93.6
Total	$543.4	$527.9	$509.8

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

The following table provides additional information related to our participation in individually significant multi-employer pension plans for the year ended December 31, 2016:

		Pension Protection Zone Status(b)		Funding Improvement or Rehabilitation Plan	Employer Surcharge Imposed	Expiration Date of Collective-Bargaining Agreement
Pension Fund(a)	EIN Number	2016	2015
Central States, Southeast and Southwest Areas Pension Fund	36-6044243	Critical and Declining	Critical	Yes	No	3/31/2019
Teamsters National 401(k) Savings Plan(c)	52-1967784	N/A	N/A	N/A	No	3/31/2019
Road Carriers Local 707 Pension Fund	51-6106510	Critical and Declining	Critical	Yes	No	3/31/2019
Teamsters Local 641 Pension Fund	22-6220288	Critical	Critical	Yes	No	3/31/2019

(a)	The determination of individually significant multi-employer plans is based on the relative contributions to the plans over the periods presented as well as other factors.

(b)
The Pension Protection Zone Status is based on information that the Company obtained from the plans’ Forms 5500. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available for 2016 and 2015 is for the plan’s year-end during calendar years 2015 and 2014, respectively. Among other factors, plans in the critical or critical and declining zone are generally less than 65 percent funded, plans in the endangered zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

(c)
The policies of the Western Conference of Teamsters Pension Trust precluded the Company from reentering the plan on June 1, 2011. The plan did not assess a withdrawal liability and has not done so since June 1, 2011. Contributions related to the employees previously covered by this plan are now being made to the Teamsters National 401(k) Plan.

YRC Worldwide was listed in the Central States, Road Carriers Local 707 Pension Fund, Central Pennsylvania Teamsters Defined Benefit Plan and Teamsters Local 641 Pension Fund’s Forms 5500 as providing more than 5 percent of the total contributions for 2015 and 2014.

We contributed a total of $89.1 million, $89.4 million and $91.6 million to the multi-employer pension funds for the years ended December 31, 2016, 2015 and 2014. The following table provides the pension amounts contributed by fund for those funds that are considered to be individually significant:

(in millions)	2016	2015	2014
Central States, Southeast and Southwest Areas Pension Plan	$51.8	$51.7	$52.2
Teamsters National 401(k) Savings Plan	12.5	12.5	13.1
Road Carriers Local 707 Pension Fund	1.8	2.0	2.3
Teamsters Local 641 Pension Fund	1.3	1.5	1.5

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

In 2016 and 2015, the Central States, Southeast and Southwest Pension Plan and Road Carriers Local 707 Pension Fund filed an application under MPRA with the Department of Treasury requesting the approval of a benefit suspension plan, which was denied. In 2016 the New York State Teamsters Conference Pension and Retirement Fund filed an application which is pending approval. The plan will have to be evaluated and approved by the Department of Treasury in concert with Department of Labor and Pension Benefit Guaranty Corporation (“PBGC”) before being submitted to a vote of participants. If ultimately approved, the plan would require future employer contribution increases to the plan.

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

401(k) Savings Plans

We sponsor the YRC Worldwide Inc. 401(k) Plan and the Reddaway Hourly 401(k) Plan, which are defined contribution plans primarily for employees that our collective bargaining agreements do not cover. The plans permit participants to make contributions to the plans and permit the employer of participants to make contributions on behalf of the participants. Additionally, the Reddaway Hourly 401(k) Plan allows for a non-elective employer contribution. Including non-elective employer contributions, total employer contributions were $7.2 million in 2016, $4.7 million in 2015 and $2.1 million in 2014. Our employees covered under collective bargaining agreements may also participate in union-sponsored 401(k) plans.

Performance Incentive Awards

We provide annual performance incentive awards and more frequent sales and operations incentive awards to certain non-union employees, which are based primarily on actual operating results achieved compared to targeted operating results or sales and operations targets and are paid in cash. Operating income in 2016, 2015 and 2014 included performance and sales incentive expense for non-union employees of $11.7 million, $13.2 million and $13.9 million, respectively. We generally pay annual performance incentive awards in the first quarter of the following year and sales performance incentive awards on a monthly basis.

We also provide short-term performance based cash compensation to key management personnel. During the years ended December 31, 2016, 2015 and 2014, compensation expense related to these awards was $2.1 million, $14.1 million and $2.9 million, respectively. Refer to the “Stock Compensation Plans” footnote for an overview of long-term performance based equity compensation, and related compensation expense, associated with such awards.

Additionally, operating income in 2015 included a profit sharing bonus for eligible union employees at the Regional Transportation segment of $5.5 million. No such bonus was paid for the years ended December 31, 2016 or 2014.

6. Debt and Financing

Our outstanding debt as of December 31, 2016 and December 31, 2015 consisted of the following:

As of December 31, 2016 (in millions)	Par Value	Discount	Debt Issuance Costs	Book Value	Stated Interest Rate		Effective Interest Rate
Term Loan	$638.5	$(2.7)	$(8.6)	$627.2	8.00%	(a)	8.20%
ABL Facility	—	—	—	—	N/A		N/A
Secured Second A&R CDA	28.7	—	(0.6)	28.1	3.3-18.3%		7.5%
Unsecured Second A&R CDA	73.2	—	—	73.2	3.3-18.3%		7.5%
Lease financing obligations	269.9	—	(1.3)	268.6	9.0-18.2%		12.0%
Total debt	$1,010.3	$(2.7)	$(10.5)	$997.1
Current maturities of Term Loan	$(6.7)	$—	$—	$(6.7)
Current maturities of lease financing obligations	(10.1)	—	—	(10.1)
Long-term debt	$993.5	$(2.7)	$(10.5)	$980.3

As of December 31, 2015 (in millions)	Par Value	Premium/ (Discount)	Debt Issuance Costs	Book Value	Stated Interest Rate		Effective Interest Rate
Term Loan	$686.0	$(4.3)	$(12.7)	$669.0	8.25%	(a)	8.45%
ABL Facility(a)	—	—	—	—	N/A		N/A
Secured Second A&R CDA	44.7	—	(0.3)	44.4	3.3-18.3%		7.3%
Unsecured Second A&R CDA	73.2	—	(0.5)	72.7	3.3-18.3%		7.3%
Lease financing obligations	278.0	—	(1.7)	276.3	10.0-18.2%		12.0%
Total debt	$1,081.9	$(4.3)	$(15.2)	$1,062.4
Current maturities of Term Loan	(7.0)	—	—	(7.0)
Current maturities of lease financing obligations	(8.9)	—	—	(8.9)
Long-term debt	$1,066.0	$(4.3)	$(15.2)	$1,046.5

(a)
As of December 31, 2016 and 2015, respectively, the stated interest rate represented a variable interest rate of 1, 3 or 6-month LIBOR, with a floor of 1.0% plus a fixed margin ranging from 7.00% to 7.25%.

Credit Facilities

As of December 31, 2016 we had two primary credit facilities that we utilized to support our liquidity needs: a $700 million Term Loan and a $450 million ABL Facility. The ABL Facility is used to support our outstanding letters of credit commitments. We have set forth a brief description of our two primary credit facilities and our other financing arrangements in place at December 31, 2016 below.

$700 Million First Lien Term Loan

On February 13, 2014, we entered into and borrowed in full a $700 million term loan credit agreement (the “Term Loan Agreement”), less a 1% discount, from a syndicate of banks and other financial institutions arranged by Credit Suisse Securities (USA) and Citizens Bank N.A. (formerly known as RBS Citizens, N.A.). No amounts under this Term Loan, once repaid, may be reborrowed. On September 25, 2014, the Company entered into Amendment No. 1 to its Term Loan Agreement, which amended the Term Loan to, among other things, adjust the maximum permitted total leverage ratio through December 31, 2016 and increase the applicable interest rate (subject to the exceptions discussed below) over the same period. On January 31, 2017, the Company entered into Amendment No. 3 to its Term Loan Agreement, which adjusted the maximum permitted total leverage ratio through December 31, 2018 and increased the applicable interest rate, among other things.

The Term Loan requires quarterly principal payments, with remaining amounts outstanding due upon the maturity date of February 13, 2019. Borrowings under the Term Loan can be repaid in whole or in part at any time, without penalty (other than a 1% premium in connection with a repricing transaction within six months of the effective date of Amendment No. 3), subject to required notice periods and compliance with minimum prepayment amounts. As amended, the Term Loan allows for the election of interest at either the applicable LIBOR (subject to a floor of 1.00%), plus a margin of 7.50% or an alternative base rate (as defined in the Term Loan Agreement) plus a margin of 6.50%. The Term Loan provides for an uncommitted incremental facility of up to $250 million, which may be used subject to certain financial covenant requirements and satisfaction of other customary conditions.

The Term Loan is secured by a perfected first priority security interest in (subject to permitted liens) substantially all assets of the Company and certain domestic subsidiaries, other than (a) accounts receivable, cash, deposit accounts and other assets related to accounts receivable, which are subject to a second priority interest (subject to permitted liens), and (b) certain owned real property securing the obligations under the Second A&R CDA (subject to permitted liens) (the “CDA Collateral”).

The Term Loan contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, mandatory prepayment obligations, a maximum total leverage ratio covenant, limitations on incurrence of debt, investments, capital expenditures, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and restricted payments.

The Term Loan Agreement governing our Term Loan has certain financial covenants, as amended on January 31, 2017, that, among other things, restricts certain capital expenditures and requires us to maintain a maximum total leverage ratio (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA as defined below).

Our total maximum leverage ratio covenants are as follows:

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
December 31, 2016	3.50 to 1.00	March 31, 2018	3.50 to 1.00
March 31, 2017	3.85 to 1.00	June 30, 2018	3.50 to 1.00
June 30, 2017	3.85 to 1.00	September 30, 2018	3.25 to 1.00
September 30, 2017	3.75 to 1.00	December 31, 2018	3.25 to 1.00
December 31, 2017	3.50 to 1.00

Consolidated Adjusted EBITDA, defined in our Term Loan Agreement as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals and certain other items, including restructuring professional fees, expenses associated with certain lump sum payments to our union employees and gains or losses from permitted dispositions and discontinued operations. Consolidated Total Debt, as defined in our Term Loan Agreement, is the aggregate principal amount of indebtedness outstanding. Our total leverage ratio for the four quarters ending December 31, 2016 was 3.40 to 1.00.

$450 Million ABL Facility

On February 13, 2014, we entered into our $450 million ABL Facility from a syndicate of banks arranged by Citizens Bank N.A. (formerly known as RBS Citizens, N.A.) (the “ABL Agent”), Merrill Lynch, Pierce, Fenner & Smith and CIT Finance LLC. The ABL Facility terminates on February 13, 2019. YRC Worldwide and our subsidiaries, YRC Freight, Reddaway, Holland and New Penn are borrowers under the ABL Facility, and certain of the Company’s domestic subsidiaries are guarantors thereunder. The ABL Facility matures on February 13, 2019. On June 28, 2016, the Company entered into Amendment No. 2 to the ABL Facility, which extends the maturity from February 13, 2019 to June 28, 2021, so long as 90% of the Term Loan under the Term Loan Agreement is refinanced, replaced or extended with a maturity date of June 28, 2021 or later.
Availability under the ABL Facility is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our outstanding letters of credit and revolving loans. Eligible borrowing base cash is cash that is deposited from time to time into a segregated restricted account and is included in “Restricted amounts held in escrow” in the accompanying consolidated balance sheet. The ABL Facility provides for a $100 million uncommitted accordion to increase the revolving commitment in the future. For the years ended December 31, 2016 and 2015, we had $357.2 million and $362.0 million of outstanding letters of credit, respectively, and no outstanding loans.
At our option, borrowings under the ABL Facility bear interest at either: (i) the applicable LIBOR rate plus 1.75%, as amended, or (ii) the base rate (as defined in the ABL Facility) plus 0.75%, as amended.
Letter of credit fees equal to the applicable LIBOR margin in effect (1.75% as amended, formerly ranging from 2.00% to 2.50%) are charged quarterly in arrears on the average daily stated amount of all letters of credit outstanding during the quarter. Unused line fees are charged quarterly in arrears (such unused line fee percentage is equal to 0.375% per annum if the average revolver usage is less than 50% or 0.25% per annum if the average revolver usage is greater than 50%.)
The ABL Facility is secured by a perfected first priority security interest (subject to permitted liens) in accounts receivable, cash, deposit accounts and other assets related to accounts receivable of the Company and the other loan parties and an additional second priority security interest (subject to permitted liens) in substantially all remaining assets of the borrowers and the guarantors other than the CDA Collateral.
The ABL Facility contains conditions, representations and warranties, events of default and indemnification provisions that are customary for financings of this type, including, but not limited to, a springing minimum fixed charge coverage ratio covenant, borrowing base reporting, limitations on incurrence of debt, investments, capital expenditures, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and restricted payments. Certain provisions relating to investments, restricted payments and capital expenditures are relaxed upon meeting specified payment conditions or debt repayment conditions.
Second Amended and Restated Contribution Deferral Agreement

Certain of our subsidiaries are parties to the Amended and Restated Contribution Deferral Agreement (the “A&R CDA”), which was further amended and restated effective January 31, 2014 (the “Second A&R CDA”), with certain multiemployer pension funds named therein (collectively, the “Funds”) pursuant to which we are permitted to continue to defer pension payments and deferred interest owed to such Funds as of July 22, 2011 (each, “Deferred Pension Payments” and “Deferred Interest”). There is no mandatory amortization prior to that time. The Deferred Pension Payments and Deferred Interest (each as defined in the A&R CDA) bear interest at a rate as set forth in the Second A&R CDA. The Second A&R CDA, among other things, extended the maturity of deferred pension payments and deferred interest from March 31, 2015 to December 31, 2019. Under the Second A&R CDA, the Funds maintained their first lien on existing first priority collateral.

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
The obligations under the Second A&R CDA are secured by a perfected first priority security interest in the CDA Collateral.

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

Also on January 31, 2014, certain holders of our Series B Notes exchanged their outstanding balances (including the make-whole premium and additional accrued interest through January 15, 2014) at a price of $15.00 per share, while certain other holders converted their Series B Notes to our common stock in accordance with their terms. We also amended the indenture governing our Series B Notes to eliminate substantially all of the restrictive covenants, certain events of default and other related provisions contained in the indenture and to release and discharge the liens on the collateral securing the Series B Notes.

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

On February 13, 2014, we replaced our existing credit facilities with a new $450 million ABL Facility and a new $700 million Term Loan, as more fully described above.

We refer to transactions described above collectively as the “2014 Financing Transactions.” The table below summarizes the cash flow activity for the 2014 Financing Transactions:

Cash Sources (in millions)		Cash Uses (in millions)
Term Loan	$700.0	Extinguish Prior ABL Facility (includes accrued interest)	$326.0
Proceeds from sale of common stock	215.0	Extinguish Prior Term Loan (includes accrued interest)	299.7
Proceeds from sale of preferred stock	35.0	Retire 6% Notes	71.5
Cash proceeds from restricted amounts held in escrow - existing ABL facility	90.0	Repurchase Series A Notes (upon transaction closing and includes accrued interest)	93.9
ABL Facility	—	Redeem Series A Notes (on August 5, 2014 and includes accrued interest)	89.6
		Fees, Expenses and Original Issuance Discount	50.8
		Restricted Cash to Balance Sheet(a)	92.0
		Cash to Balance Sheet	16.5
Total sources	$1,040.0	Total uses	$1,040.0

(a)	Under the terms of the ABL Facility, this amount was classified as “restricted amounts held in escrow” in the consolidated balance sheet at the closing date of the ABL Facility.

The table below summarizes the non-cash activity for the 2014 Financing Transactions:

Non-Cash Sources (in millions)		Non-Cash Uses (in millions)
Secured Second A&R CDA	$51.0	A&R CDA	$124.2
Unsecured Second A&R CDA	73.2	Exchange/conversion of Series B Notes to common stock	50.6
Exchange/conversion of Series B Notes to common stock	50.6
Total sources	$174.8	Total uses	$174.8

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

As discussed in the “2014 Financing Transaction” section, on January 31, 2014, certain holders of our Series B Notes exchanged their outstanding balances as part of an exchange agreement. Not including the exchanges made as part of our 2014 Financing Transactions, during the year ended December 31, 2014, $1.2 million of aggregate principal amount of Series B Notes converted into 75,900 shares of our common stock.  Upon conversion, we recorded $0.4 million of additional interest expense representing the $0.2 million make whole premium and $0.2 million of accelerated amortization of the discount on Series B Notes converted.

Maturities

The principal maturities over the next five years and thereafter of total debt as of December 31, 2016 was as follows:

(in millions)	Term Loan	ABL Facility	Second A&R CDA	Lease Financing Obligations(a)	Total
2017	$6.7	$—	$—	$10.1	$16.8
2018	6.7	—	—	11.8	18.5
2019	625.1	—	101.9	6.6	733.6
2020	—	—	—	4.2	4.2
2021	—	—	—	3.2	3.2
Thereafter	—	—	—	234.0	234.0
Total	$638.5	$—	$101.9	$269.9	$1,010.3

(a)
Lease financing obligations subsequent to 2021 of $234.0 million represent principal cash obligations of $11.2 million and the estimated net book value of the underlying assets at the expiration of their associated lease agreements of $222.8 million.

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	December 31, 2016		December 31, 2015
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Term Loan	$627.2	$638.1	$669.0	$594.6
ABL Facility	—	—	—	—
Lease financing obligations	268.6	259.1	276.3	282.9
Secured and Unsecured A&R CDA	101.3	101.8	117.1	102.1
Total debt	$997.1	$999.0	$1,062.4	$979.6

The fair values of the Term Loan and Secured and Unsecured A&R CDA were estimated based on observable prices (level two inputs for fair value measurements). The fair value of the lease financing obligations is estimated using a publicly traded secured loan with similar characteristics (level three input for fair value measurement).

Liquidity

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective net cash flow from operations. As of December 31, 2016, our availability under our ABL Facility was $89.0 million, which is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $357.2 million of outstanding letters of credit. Of the $89.0 million in availability, we do not expect to access more than $44.4 million (“Managed Accessibility”) based on our springing fixed charge coverage ratio (as set forth in our ABL Facility). Our cash and cash equivalents and Managed Accessibility was $181.1 million as of December 31, 2016.

As of December 31, 2015, our availability under our ABL Facility was $79.7 million. Of the $79.7 million in availability, Managed Accessibility was $35.5 million. Our cash and cash equivalents and Managed Accessibility was $209.3 million as of December 31, 2015.

Outside of funding normal operations, our principal uses of cash include making contributions to our single-employer pension plans and various multi-employer pension funds, and meeting our other cash obligations, including, but not limited to, paying principal and interest on our funded debt, payments on equipment leases and funding capital expenditures.

Capital Expenditures/Operating Leases

Our capital expenditures for the years ended December 31, 2016 and 2015 were $100.6 million and $108.0 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, refurbish engines for our revenue fleet, purchase in-cab safety technology and for capitalized costs to improve our technology infrastructure.

For the year ended December 31, 2016, we entered into new operating lease commitments for revenue equipment totaling $126.4 million, with such payments to be made over the average lease term of 5 years. As of December 31, 2016, our operating lease obligations for 2017 are $107.4 million and our total operating lease obligations through 2030 total $334.7 million and are expected to increase as we lease additional revenue equipment in future years.

7. Stock Compensation Plans

We reserved 5.0 million shares for issuance to key management personnel and directors under the 2011 amended and restated long-term incentive and equity award plan. As of December 31, 2016, 2.1 million shares remain available for future issuance under this plan. The plan permits the issuance of restricted stock and stock units, as well as options, stock appreciation rights, and performance stock and performance stock unit awards. Awards under the plan can be satisfied in cash or shares at the discretion of the Board of Directors. According to the plan provisions, the stock units provide the holders the right to receive one share of our Common Stock upon vesting (and distribution) of one stock unit. The plan requires the exercise price of any option granted to equal the closing market price of our Common Stock on the date of grant.

Stock Options

On March 1, 2010, we formalized the Second Union Employee Option Plan that provided for a grant of up to 31,000 options, including the effect of the reverse stock split, to purchase our Common Stock at an exercise price equal to $3,600.00 per share, of which all have been granted. As a part of the union wage reduction, we agreed to award a certain equity interest to all effected union employees. These options vested immediately, will expire 10 years from the grant date, and were exercisable upon shareholder approval, which was received on June 29, 2010, at our annual shareholder meeting. There has been no activity in these stock options and these options had no intrinsic value as of December 31, 2016, 2015, and 2014.

Performance Based Awards

In 2015, the Company granted performance stock unit awards to employees under its 2015 long-term incentive plan. The awards provide a target number of stock units that vest equally over three years.

A summary of performance-based unvested stock unit activity is as follows:

(stock units in thousands)	Units (in thousands)	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2014	—	—
Granted	427	18.09
Forfeited	(6)	18.23
Unvested at December 31, 2015	421	18.09
Vested	(140)	$17.90
Forfeited	(20)	16.83
Unvested at December 31, 2016	261	$17.98

The Company expenses the grant date fair value of the awards earned in the performance period over the respective service periods. The intrinsic value of unvested shares as of December 31, 2016 was $3.5 million. For the years ended December 31, 2016 and 2015, the Company recognized compensation expense of $2.3 million and $3.9 million, respectively. Unrecognized compensation expense related to performance based awards of $1.1 million is expected to be recognized over a weighted-average period of 0.5 years.

The fair value of the nonvested shares is determined based on the closing trading price of our shares on the grant date. The fair value of shares vested and distributed during the year ended December 31, 2016 was $2.5 million.

In March 2016, the Company granted performance-based stock unit awards to employees that were to be settled in cash upon the achievement of specified performance criteria for 2016. No awards were earned as the 2016 performance criteria were not achieved.

Restricted Stock

A summary of the activity of our unvested restricted stock and stock unit awards are presented in the following table:

	Shares/units (in thousands)	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2013	833	$8.96
Granted	1,046	15.83
Vested and distributed	(564)	13.33
Forfeited	(26)	15.38
Unvested at December 31, 2014	1,289	$12.86
Granted	342	17.29
Vested and distributed	(835)	11.34
Forfeited	(29)	10.25
Unvested at December 31, 2015	767	$14.34
Granted	730	8.76
Vested and distributed	(269)	12.90
Forfeited	(53)	11.60
Unvested at December 31, 2016	1,175	$11.30

Certain of the directors have deferred receipt of the Common Stock underlying some or all of the restricted stock units they have been awarded until each such director ceases to serve on the Board or, under certain circumstances, upon a change of control. Thus, while some of these restricted stock units have vested, the directors have not yet received the underlying Common Stock. For the years ended December 31, 2016, 2015, and 2014, the total number of restricted stock units that are vested but for which the underlying Common Stock has not been distributed was 410,000, 275,000, and 221,000, respectively; these shares are shown as unvested in the above table.

The intrinsic value of unvested shares as of December 31, 2016 was $15.6 million. The Company records expense on a straight-line basis over the vesting term. For the years ended December 31, 2016, 2015 and 2014, the Company recorded compensation expense for restricted stock awards of $5.0 million, $4.8 million, and $14.4 million, respectively. Unrecognized compensation expense related to restricted stock awards of $5.4 million at December 31, 2016 is expected to be recognized over a weighted-average period of 0.9 years.

The vesting provisions for the restricted stock and stock unit awards and the related number of shares granted during the year ended December 31 are as follows:

	Shares/units (in thousands)
Vesting Terms	2016	2015	2014
50% immediately and 50% on the 1 year anniversary of the grant date	—	—	456
25% per year for four years	8	4	39
100% immediately	123	69	54
20% on February 28, 2015, 60% on July 31, 2015 and 20% on February 28, 2016	—	—	459
33.3% per year for three years	599	269	38
Total restricted stock and stock units granted	730	342	1,046

The fair value of nonvested shares is determined based on the closing trading price of our shares on the grant date. The fair value of shares vested and distributed during the years ended December 31, 2016, 2015 and 2014 was $3.5 million, $9.5 million, and $7.2 million, respectively.

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

Deferred tax liabilities (assets) were comprised of the following at December 31:

(in millions)	2016	2015
Depreciation	$229.5	$256.3
Deferred revenue	15.8	13.9
Intangibles	8.9	16.2
Gain on debt redemption	25.7	38.5
State taxes	30.2	32.0
Other	31.5	27.5
Deferred tax liabilities	341.6	384.4
Claims and insurance	(149.6)	(165.7)
Net operating loss carryforwards	(302.9)	(302.4)
Employee benefit accruals	(201.8)	(221.9)
Sale/Leaseback transaction	(99.9)	(107.0)
Other	(46.0)	(54.4)
Deferred tax assets	(800.2)	(851.4)
Valuation allowance	461.7	470.5
Net deferred tax assets	(338.5)	(380.9)
Net deferred tax liability	$3.1	$3.5

The net deferred tax liability of $3.1 million and $3.5 million as of December 31, 2016 and 2015, respectively, is included as separate line items in the accompanying balance sheets. Current income tax receivable was $9.1 million and $2.3 million as of December 31, 2016 and 2015, respectively, and is included in “Prepaid expenses and other” in the accompanying balance sheets.

As of December 31, 2016, the Company has remaining federal net operating loss carryforwards of approximately $741.5 million. Deemed ownership changes that occurred in July 2011, in July 2013 and in January 2014 imposed annual and cumulative limits under the Code on the utilization of these carryforwards. These limits are not expected to inhibit the Company’s ability to utilize these losses over their carry forward periods. These carryforwards expire between 2028 and 2036 if not used. As of December 31, 2016, the Company has foreign tax credit and other credit carryforwards of approximately $7.8 million. Other than $0.9 million of minimum tax credit, these credit carryforwards will likely not be utilized and will expire between 2017 and 2018 if not used.

As of December 31, 2016 and 2015, a valuation allowance of $461.7 million and $470.5 million has been established for deferred tax assets because, based on available sources of future taxable income, it is more likely than not that those assets will not be realized.

A reconciliation between income taxes at the federal statutory rate and the consolidated effective tax rate follows:

	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net	2.9%	(50.0)%	(4.9)%
Foreign tax rate differential	(3.3)%	43.2%	1.4%
Permanent differences	6.9%	(88.6)%	(6.4)%
Valuation allowance	(13.0)%	(243.2)%	(31.9)%
Benefit from intraperiod tax allocation under ASC 740	—%	265.9%	—%
Net change in unrecognized tax benefits	(10.2)%	(11.4)%	17.8%
Benefit from settlement of litigation & audits	—%	54.5%	1.6%
Other, net (primarily prior year return to provision)	(5.7)%	110.5%	6.6%
Effective tax rate	12.6%	115.9%	19.2%

The income tax provision (benefit) consisted of the following:

(in millions)	2016	2015	2014
Current:
Federal	$(1.7)	$(0.8)	$(23.6)
State	(0.7)	(1.6)	3.7
Foreign	5.9	7.1	4.0
Current income tax provision (benefit)	$3.5	$4.7	$(15.9)

Deferred:
Federal	$—	$(8.7)	$—
State	—	(3.0)	—
Foreign	(0.4)	1.9	(0.2)
Deferred income tax benefit	$(0.4)	$(9.8)	$(0.2)

Income tax provision (benefit)	$3.1	$(5.1)	$(16.1)

Based on the income (loss) before income taxes:
Domestic	$3.9	$(33.2)	$(106.2)
Foreign	20.7	28.8	22.4
Income (Loss) before income taxes	$24.6	$(4.4)	$(83.8)

YRC Worldwide applies the intraperiod tax allocation rules of ASC 740 to allocate income taxes among continuing operations, discontinued operations, extraordinary items, other comprehensive income (loss), and additional paid-in capital when our situation meets the criteria as prescribed in the rule. During 2015, the Company recognized $11.7 million of deferred benefit in the statement of consolidated operations and an equal and offsetting deferred tax expense in other comprehensive income included in the statement of consolidated comprehensive loss due to the application of the exception within the intraperiod tax allocation rules. There was no deferred benefit recognized in 2016 or 2014, as the exception did not apply. This allocation has no effect on total tax provision or total valuation allowance.

Uncertain Tax Positions

A rollforward of the total amount of unrecognized tax benefits for the years ended December 31 is as follows:

(in millions)	2016	2015
Unrecognized tax benefits at January 1	$30.6	$23.1

Increases related to:
Tax positions taken during a prior period	17.3	11.5
Tax positions taken during the current period	0.4	0.3

Decreases related to:
Tax positions taken during a prior period	—	—
Lapse of applicable statute of limitations	(3.0)	(3.2)
Settlements with taxing authorities	—	(1.1)

Unrecognized tax benefits at December 31	$45.3	$30.6

At December 31, 2016 and 2015, there are $10.9 million and $7.6 million of benefits that, if recognized, would affect the effective tax rate. We accrued interest of $0.6 million and $2.0 million for the years ended December 31, 2016 and 2015 and reversed $1.5 million and $3.3 million of previously accrued interest on uncertain tax positions during the years ended December 31, 2016 and 2015 for a net reduction of $0.9 million and $1.3 million for 2016 and 2015. The reversal related primarily to settlements and other favorable resolution of prior uncertain positions. The total amount of interest accrued for uncertain tax positions is $2.2 million and $3.1 million as of December 31, 2016 and 2015. During the year ended December 31, 2016, we paid inconsequential amounts of tax and interest to settle foreign audits of tax years 2006 through 2011 for certain of our subsidiaries, and we reduced our previously recorded liability for unrecognized tax benefits accordingly. We have not accrued any penalties relative to uncertain tax positions. We have elected to treat interest and penalties on uncertain tax positions as interest expense and other operating expenses, respectively.

It is reasonably possible that the existing unrecognized tax benefits may decrease over the next twelve months by as much as $0.9 million as a result of developments in examinations and/or litigation, or from the expiration of statutes of limitation.

Tax years that remain subject to examination for our major tax jurisdictions as of December 31, 2016:

Statute remains open	2005-2015
Tax years currently under examination/exam completed	2005-2013
Tax years not examined	2014-2016

9. Business Segments

We report financial and descriptive information about our reportable operating segments on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments. We evaluate performance primarily on operating income.

We charge management fees and other corporate services to our segments based upon usage or on an overhead allocation basis. Corporate and other operating losses represent operating expenses of YRC Worldwide, the parent company, including compensation and benefits and professional services for all periods presented. Corporate identifiable assets primarily refer to cash, cash equivalents, restricted cash and deferred debt issuance costs and our investment in JHJ until March 2016. Intersegment revenue relates to transportation services between our segments.

Revenue from foreign sources totaled $101.0 million, $116.5 million, and $137.5 million for the years ended December 31, 2016, 2015, and 2014, respectively, and is mainly derived from Canada and, to a lesser extent, Mexico. Long-lived assets located in foreign countries totaled $5.2 million, $6.5 million and $8.7 million at December 31, 2016, 2015, and 2014, respectively.

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Corporate/Eliminations	Consolidated
2016
External revenue	$2,958.9	$1,739.3	$(0.7)	$4,697.5
Operating income (loss)	53.2	81.3	(10.2)	124.3
Identifiable assets	1,208.7	642.9	(81.6)	1,770.0
Acquisition of property and equipment	(73.2)	(27.4)	—	(100.6)
Proceeds from disposal of property and equipment	31.3	3.8	—	35.1
Depreciation and amortization	90.3	69.5	—	159.8
2015
External revenue	$3,055.7	$1,776.9	$(0.2)	$4,832.4
Operating income (loss)	18.0	85.4	(10.4)	93.0
Identifiable assets(a)	1,351.5	652.9	(125.0)	1,879.4
Acquisition of property and equipment	(59.2)	(48.7)	(0.1)	(108.0)
Proceeds from disposal of property and equipment	12.0	5.5	—	17.5
Depreciation and amortization	93.1	70.7	(0.1)	163.7
2014
External revenue	$3,237.4	$1,831.4	$—	$5,068.8
Operating income (loss)	0.5	66.1	(21.1)	45.5
Identifiable assets(a)	1,462.1	685.7	(182.7)	1,965.1
Acquisition of property and equipment	(37.0)	(32.2)	—	(69.2)
Proceeds from disposal of property and equipment	23.2	(2.4)	—	20.8
Depreciation and amortization	98.0	65.8	(0.2)	163.6

(a)	Due to the adoption of ASU 2015-03, Interest - Imputation of Interest, “Identifiable assets” were updated for respective years to reflect the reclassification of unamortized debt issuance costs.

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

In 2011, the Company designated one of its authorized shares of preferred stock as its Series A Voting Preferred Stock. The Series A Voting Preferred Stock has a $1 liquidation value and entitles the holder to elect two directors to the Company’s Board of Directors. The one share of Series A Voting Preferred Stock was issued to the IBT on July 22, 2011 in connection with the financial restructuring. The Series A Voting Preferred Stock was recorded at its liquidation value.

The following reflects the activity in the shares of our preferred and common stock for the years ended December 31:

	Preferred Shares			Common Shares
	2016	2015	2014	2016	2015	2014
Beginning balance	—	—	—	32,141	30,667	10,173
Issuance of Common Shares	—	—	—	—	—	14,333
Issuance of Convertible Preferred Shares	—	—	583	—	—	—
Conversion of Preferred Shares to Common Shares	—	—	(583)	—	—	2,333
Issuance of equity in exchange for debt	—	—	—	—	995	3,471
Issuance of equity awards, net	—	—	—	332	479	357
Ending balance	—	—	—	32,473	32,141	30,667

Our Term Loan agreement in place as of December 31, 2016, restricts the ability of YRC Worldwide to declare dividends on its outstanding capital stock.

11. Earnings (Loss) Per Share

We calculate basic earnings (loss) per share by dividing our net earnings (loss) available to common shareholders by our weighted-average shares outstanding at the end of the period. The calculation for diluted earnings per share adjusts the weighted average shares outstanding for our dilutive unvested shares and stock units using the treasury stock method and for our convertible notes using the if-converted method. Our calculations for basic and dilutive earnings (loss) per share for the years ended December 31, 2016, 2015, and 2014 are as follows:

(dollars in millions, except per share data, shares and stock units in thousands)	2016	2015	2014
Basic and dilutive net income (loss) available to common shareholders	$21.5	$0.7	$(85.8)

Basic weighted average shares outstanding	32,416	31,736	28,592
Effect of dilutive securities:
Unvested shares and stock units(b)	624	616	—
Series B Notes	—	240	—
Dilutive weighted average shares outstanding	33,040	32,592	28,592

Basic earnings (loss) per share(a)	$0.66	$0.02	$(3.00)
Diluted earnings (loss) per share(a)	$0.65	$0.02	$(3.00)
(a) Earnings (loss) per share is based on unrounded figures and not the rounded figures presented.
(b) Includes unvested shares of Common Stock, unvested stock units, and vested stock units for which the underlying Common Stock has not been distributed.

Given our net loss position for the year ended December 31, 2014, there are no dilutive securities for these periods.

Our anti-dilutive securities for the years ended December 31 are as follows:

(shares and stock units in thousands)	2016	2015	2014
Anti-dilutive unvested shares, options, and stock units(a)	196	71	1,072
Anti-dilutive Series B Notes	—	—	982
(a) Includes unvested shares of Common Stock, unvested stock units, and vested stock units for which the underlying Common Stock has not been distributed.

12. Commitments, Contingencies, and Uncertainties

Financial Matters

We incur rental expenses under noncancelable operating lease agreements for certain buildings and operating equipment. Rental expense is charged to “Operating expense and supplies” or “Purchased transportation” on the accompanying statements of operations. Rental expense was $140.8 million, $119.3 million and $98.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

At December 31, 2016, we were committed under noncancelable lease agreements requiring minimum annual rentals payable as follows:

(in millions)	2017	2018	2019	2020	2021	Thereafter
Minimum annual rentals	$107.4	$88.4	$61.4	$39.5	$18.9	$19.1

We expect in the ordinary course of business that leases will be renewed or replaced as they expire. The leases provide for fixed and escalating rentals and contingent escalating rentals based on the Consumer Price Index not to exceed certain specified amounts. We record rent expense for our operating leases on a straight-line basis over the base term of the lease agreements.

As of December 31, 2016, we have $6.5 million committed for capital expenditures to be completed during 2017.

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

Other Environmental Matters

Incidental to the Company's business in the ordinary course, our equipment is involved in motor vehicle accidents and experiences damage, mechanical failures and cargo issues.  From time to time, these matters result in the discharge of hazardous materials into the environment.  The Company is sometimes responsible for the clean-up and remediation costs associated with these discharges, depending on local regulations and who is determined to be at fault.  For the years ended December 31, 2016, 2015, and 2014, the Company spent approximately $9.1 million, $8.1 million, and $8.0 million, respectively, to comply with applicable laws regulating the discharge of materials into the environment, which included such clean-up and remediation costs.

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

13. Related Party Transactions

In 2016, the Company had approximately $5.1 million in revenues related to transportation services and $3.3 million in purchased transportation expense for transportation management and logistics services with Logistics Planning Services (“LPS”). As of December 31, 2016, the related party receivable and payable, respectively, are inconsequential to the financial statements. We continue to do business with LPS in 2017. LPS is a wholly-owned subsidiary of Hall Enterprises, Inc. (“HEI”). Justin Hall, our Chief Commercial Officer since June 1, 2016, serves as a director of, and owns 14.5% of the equity in, HEI. Mr. Hall’s family owns the remaining equity in HEI and Mr. Hall’s father serves as the chairman of the board of HEI. Mr. Hall served as the president of LPS until May 2016, when he resigned as a condition of accepting employment at the Company. Mr. Hall does not set pricing, negotiate transactions, or otherwise control the Company’s business relationship with LPS.

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

14. Subsequent Events

On January 31, 2017, the Company entered into Amendment No. 3 to its Term Loan Agreement, which adjusted the maximum permitted total leverage ratio through December 31, 2018 and increased the applicable interest rate, among other things, as referenced in the “Debt and Financing” footnote to the consolidated financial statements.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
YRC Worldwide Inc.:
We have audited the accompanying consolidated balance sheets of YRC Worldwide Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related statements of consolidated operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YRC Worldwide Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), YRC Worldwide Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Kansas City, Missouri
February 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
YRC Worldwide Inc.:

We have audited YRC Worldwide Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). YRC Worldwide Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the December 31, 2016 annual report on Form 10-K. Our responsibility is to express an opinion on YRC Worldwide Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, YRC Worldwide Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of YRC Worldwide Inc. and subsidiaries as of December 31, 2016 and 2015, and the related statements of consolidated operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 17, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

Kansas City, Missouri
February 17, 2017

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of December 31, 2016 and has concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2016 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment using those criteria, our management concluded that, as of December 31, 2016, our system of internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited our December 31, 2016 consolidated financial statements, has issued an audit report on our system of internal control over financial reporting. The KPMG LLP audit report is included herein.

Changes in Internal Control Over Financial Reporting

Effective October 1, 2016, we completed the implementation of certain modules as part of a new comprehensive enterprise resource planning (ERP) system across most of our operating companies, including general ledger and accounts payable. We continue to work on the implementation of additional ERP modules, including human resources and payroll, in a phased approach, expected to be completed by the end of fiscal 2017. The system implementation was designed, in part, to enhance the overall system of internal control over financial reporting through further automation and improved business processes. Although the processes that constitute our internal control over financial reporting have been affected by the implementation, the Company performed pre- and post-implementation procedures as part of its assessment of the effectiveness of internal control over financial reporting.

Accordingly, we do not believe that the implementation of the ERP system has had or will have a material adverse effect on our internal controls over financial reporting. Aside from this, there were no additional changes in our internal controls over financial reporting that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G to Form 10-K, the information required by this item, other than information regarding (i) our executive officers, which is incorporated by reference to Part I of this Form 10-K under the heading “Executive Officers of the Registrant,” and (ii) our code of ethics, which is described below and titled the “Code of Business Conduct,” is included under the captions “Directors to be Elected by our Stockholders,” “Directors Selected by the Holder of our Series A Preferred Stock,” “Stockholder Proposals and Director Nomination for 2018 Annual Meeting,” “Structure and Functioning of the Board Audit & Ethics Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Code of Business Conduct

We have adopted a written Code of Business Conduct that applies to all of our directors, officers and employees, including our chief executive officer, chief financial officer and chief accounting officer. It is available under “Board Committee Charters and Code of Business Conduct” on our website located at www.yrcw.com. We intend to disclose any amendments or waivers to our Code of Business Conduct by posting such information on our website located at www.yrcw.com, other than technical, administrative or non-substantive amendments, and any waivers, including implicit waivers, from any provision of our Code of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, which information will be disclosed via SEC filing.

Item 11. Executive Compensation

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in our Proxy Statement related to the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Security Ownership of Management and Directors,” “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in our Proxy Statement related to the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Structure and Functioning of the Board” and “Certain Relationships and Related Transactions” in our Proxy Statement related to the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the caption “Audit and Audit-Related Fees” in our Proxy Statement related to the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.1.6
Certificate of Amendment of the Certificate of Incorporation of the Company amending the number of authorized shares of capital stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on March 17, 2014, File No. 000-12255).

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

10.2.3
Second Amended and Restated Contribution Deferral Agreement, dated as of January 31, 2014, among YRC Inc., USF Holland Inc., New Penn Motor Express, Inc. and USF Reddaway Inc., collectively as primary obligors, the Trustees for the Central States, Southeast and Southwest Areas Pension Fund, the Wilmington Trust Company, as agent, and the other funds party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on January 31, 2014, File No. 000-12255).

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

10.3.1
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

10.3.2
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

10.3.3
Amendment No. 2 to Credit Agreement, dated September 23, 2015, by and among the Company, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on September 25, 2015, File No. 000-12255).

10.3.4
Amendment No. 3 to Credit Agreement, dated January 31, 2017, by and among the Company, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on January 31, 2017, File No. 000-12255).

10.4.1†
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

10.4.2
Amendment No. 1 to Loan and Security Agreement, by and among the Company, certain of the Company’s subsidiaries party thereto, the lenders party thereto and RBS Citizens Business Capital, as agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on September 25, 2015, File No. 000-12255) .

10.4.3
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

10.5.2
Form of Director Share Unit Agreement for Non-Employee Director under 2013 Director Compensation Plan (incorporated by reference to Exhibit 10.13.4 to the Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 10, 2014, File No. 000-12255).

10.5.3
YRC Worldwide Inc. Director Compensation Plan, effective May 6, 2015 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on July 30, 2015, File No. 000-12255).

10.5.4
Form of Director Restricted Stock Unit Agreement for Non-Employee Director under 2015 Director Compensation Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on July 30, 2015, File No. 000-12255).

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

10.8.1
Form of Restricted Stock Agreement under YRC Worldwide Inc. 2011 Incentive and Equity Award Plan (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012, File No. 000-12255).

10.8.2
Form of Cash-Settled Performance Stock Unit Agreement under the YRC Amended and Restated 2011 Incentive and Equity Award Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on April 28, 2016, File No. 000-12255).

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

10.15.2
Amendment to Employment Agreement, dated as of October 30, 2012, between the Company and James L. Welch (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 2, 2012, File No. 000-12255).

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

10.16.2
Amendment to Employment Agreement, dated as of October 30, 2012, between the Company and Jamie G. Pierson (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 2, 2012, File No. 000-12255).

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

10.20
General Release and Post-Employment Consulting Agreement, dated as of December 30, 2016, between the Company and Jamie G. Pierson (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on January 4, 2017, File No. 000-12255).

21.1*	Subsidiaries of the Company.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of James L. Welch pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Stephanie D. Fisher pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James L. Welch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Stephanie D. Fisher pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
__________________________
* Indicates documents filed herewith.

†	Confidential portions of this exhibit have been filed separately with the SEC pursuant to a request for confidential treatment.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YRC Worldwide Inc.

Date: February 17, 2017	By: /s/ James L. Welch
James L. Welch
Chief Executive Officer

POWER OF ATTORNEY

Know all people by these presents, that each person whose signature appears below constitutes and appoints James L. Welch his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, hereby confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James L. Welch	Chief Executive Officer	February 17, 2017
James L. Welch

/s/ Stephanie D. Fisher	Acting Chief Financial Officer and	February 17, 2017
Stephanie D. Fisher	Vice President and Controller

/s/ Raymond J. Bromark	Director	February 17, 2017
Raymond J. Bromark

/s/ Douglas A. Carty	Director	February 17, 2017
Douglas A. Carty

/s/ William R. Davidson	Director	February 17, 2017
William R. Davidson

/s/ Matthew Doheny	Director	February 17, 2017
Matthew Doheny

/s/ Robert L. Friedman	Director	February 17, 2017
Robert L. Friedman

/s/ James E. Hoffman	Director	February 17, 2017
James E. Hoffman

/s/ Michael J. Kneeland	Director	February 17, 2017
Michael J. Kneeland

/s/ Patricia M. Nazemetz	Director	February 17, 2017
Patricia M. Nazemetz

/s/ James F. Winestock	Director	February 17, 2017
James F. Winestock