Form 10-Q
period 2017-03-31
YRC Worldwide Inc.
filed 2017-05-04
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2017
Common Stock, $0.01 par value per share	33,530,642 shares

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries
(Amounts in millions except share and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$182.4	$136.7
Restricted amounts held in escrow	28.0	126.7
Accounts receivable, net	493.8	448.7
Prepaid expenses and other	84.7	68.7
Total current assets	788.9	780.8
Property and Equipment:
Cost	2,755.0	2,787.0
Less – accumulated depreciation	(1,909.6)	(1,916.4)
Net property and equipment	845.4	870.6
Intangibles, net	27.2	27.2
Restricted amounts held in escrow	16.0	12.3
Deferred income taxes, net	—	24.9
Other assets	50.4	54.2
Total Assets	$1,727.9	$1,770.0
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$156.7	$160.6
Wages, vacations and employee benefits	205.7	191.0
Deferred income taxes, net	—	24.9
Claims and insurance accruals	115.2	114.9
Other accrued taxes	28.8	27.6
Other current and accrued liabilities	21.5	26.1
Current maturities of long-term debt	17.3	16.8
Total current liabilities	545.2	561.9
Other Liabilities:
Long-term debt, less current portion	972.9	980.3
Deferred income taxes, net	3.1	3.6
Pension and postretirement	357.4	358.2
Claims and other liabilities	287.3	282.2
Commitments and contingencies
Shareholders’ Deficit:
Preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	0.3	0.3
Capital surplus	2,318.3	2,319.2
Accumulated deficit	(2,243.1)	(2,217.8)
Accumulated other comprehensive loss	(420.8)	(425.2)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(438.0)	(416.2)
Total Liabilities and Shareholders’ Deficit	$1,727.9	$1,770.0
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE LOSS
YRC Worldwide Inc. and Subsidiaries
For the Three Months Ended March 31
(Amounts in millions except per share data, shares in thousands)
(Unaudited)

	Three Months
	2017	2016
Operating Revenue	$1,170.6	$1,120.3
Operating Expenses:
Salaries, wages and employee benefits	721.7	698.1
Operating expenses and supplies	216.3	190.2
Purchased transportation	134.5	115.5
Depreciation and amortization	37.1	40.7
Other operating expenses	61.3	62.7
(Gains) losses on property disposals, net	2.7	(0.3)
Total operating expenses	1,173.6	1,106.9
Operating Income (Loss)	(3.0)	13.4
Nonoperating Expenses:
Interest expense	25.4	26.1
Other, net	1.0	1.1
Nonoperating expenses, net	26.4	27.2
Loss before income taxes	(29.4)	(13.8)
Income tax benefit	(4.1)	(1.8)
Net loss	(25.3)	(12.0)
Other comprehensive income (loss), net of tax	4.4	(2.6)
Comprehensive Loss	$(20.9)	$(14.6)

Average Common Shares Outstanding – Basic	32,568	32,264
Average Common Shares Outstanding – Diluted	32,568	32,264

Loss Per Share – Basic	$(0.78)	$(0.37)
Loss Per Share – Diluted	$(0.78)	$(0.37)
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Three Months Ended March 31
(Amounts in millions)
(Unaudited)

	2017	2016
Operating Activities:
Net loss	$(25.3)	$(12.0)
Noncash items included in net loss:
Depreciation and amortization	37.1	40.7
Noncash equity-based compensation and employee benefits expense	5.3	5.2
(Gains) losses on property disposals, net	2.7	(0.3)
Gain on disposal of equity method investment	—	(2.3)
Other noncash items, net	2.9	4.4
Changes in assets and liabilities, net:
Accounts receivable	(45.0)	(35.2)
Accounts payable	(9.2)	(0.8)
Other operating assets	(8.0)	(6.9)
Other operating liabilities	13.6	(3.9)
Net cash used in operating activities	(25.9)	(11.1)
Investing Activities:
Acquisition of property and equipment	(16.3)	(19.8)
Proceeds from disposal of property and equipment	1.5	4.4
Restricted escrow receipts	95.0	27.2
Proceeds from disposal of equity method investment, net	—	14.6
Net cash provided by investing activities	80.2	26.4
Financing Activities:
Repayments of long-term debt	(5.4)	(4.2)
Debt issuance costs	(3.2)	—
Net cash used in financing activities	(8.6)	(4.2)
Net Increase In Cash and Cash Equivalents	45.7	11.1
Cash and Cash Equivalents, Beginning of Period	136.7	173.8
Cash and Cash Equivalents, End of Period	$182.4	$184.9

Supplemental Cash Flow Information:
Interest paid	$(30.4)	$(19.8)
Income tax refund (payment), net	4.4	(1.4)
The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Three Months Ended March 31, 2017
(Amounts in millions)
(Unaudited)

Preferred Stock:
Beginning and ending balance	$—
Common Stock:
Beginning and ending balance	$0.3
Capital Surplus:
Beginning balance	$2,319.2
Equity-based compensation	(0.9)
Ending balance	$2,318.3
Accumulated Deficit:
Beginning balance	$(2,217.8)
Net loss	(25.3)
Ending balance	$(2,243.1)
Accumulated Other Comprehensive Loss:
Beginning balance	$(425.2)
Reclassification of net pension actuarial losses to net income, net of tax	3.9
Foreign currency translation adjustments	0.5
Ending balance	$(420.8)
Treasury Stock, At Cost:
Beginning and ending balance	$(92.7)
Total Shareholders’ Deficit	$(438.0)
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

1. Description of Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide,” the “Company,” “we,” “us” or “our”) is a holding company that, through wholly owned operating subsidiaries, offers its customers a wide range of transportation services. YRC Worldwide has one of the largest, most comprehensive less-than-truckload (“LTL”) networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer expertise in LTL shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence. Our reporting segments include the following:

•
YRC Freight is the reporting segment that focuses on longer haul business opportunities with national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management. This reporting segment includes our LTL subsidiaries YRC Inc. (doing business as, and herein referred to as, “YRC Freight”) and Reimer Express Lines Ltd. (“YRC Reimer”). YRC Reimer is a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States and Canada, YRC Freight also serves parts of Mexico and Puerto Rico.

•
Regional Transportation is the reporting segment for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of USF Holland LLC (“Holland”), New Penn Motor Express, LLC (“New Penn”), and USF Reddaway Inc. (“Reddaway”). These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the United States, Canada, and Puerto Rico.

At March 31, 2017, approximately 78% of our labor force is subject to collective bargaining agreements, which predominantly expire in March 2019.

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

We make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and notes. Actual results could differ from those estimates. We have prepared the Consolidated Financial Statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, we have made all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included in these financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Fair Value of Financial Instruments

The following table summarizes the fair value hierarchy of our financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2017:

		Fair Value Measurement Hierarchy
(in millions)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$28.0	$28.0	$—	$—
Restricted amounts held in escrow-long term	16.0	16.0	—	—
Total assets at fair value	$44.0	$44.0	$—	$—

Restricted amounts held in escrow are invested in money market accounts and are recorded at fair value based on quoted market prices. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments.

Equity Method Investment

On October 23, 2015, the Company entered into a sale and purchase agreement to sell its fifty percent equity interest in its Chinese joint venture, JHJ International Transportation Co., Ltd. (“JHJ”), for a purchase price of $16.3 million, which subsequently closed on March 30, 2016. At closing, we received proceeds of $16.3 million and paid transaction fees of $1.7 million. As of March 30, 2016, the carrying value of the investment was $22.7 million with an offsetting cumulative foreign translation adjustment of $10.4 million, resulting in a net gain on the transaction of $2.3 million. The gain on the transaction is included in “Nonoperating expenses - Other, net” in the accompanying statement of consolidated comprehensive loss for the three months ended March 31, 2016.

Reclassifications Out of Accumulated Other Comprehensive Loss

For the three months ended March 31, 2017 and 2016, we reclassified the amortization of our net pension loss totaling $3.9 million and $3.4 million, respectively, net of tax, from accumulated other comprehensive loss to net loss. This reclassification is a component of net periodic pension cost and is discussed in the “Employee Benefits” footnote to the consolidated financial statements. In addition, for the three months ended March 31, 2016, we also reclassified foreign currency translation adjustments of $10.4 million related to our investment in JHJ from accumulated other comprehensive loss to net loss, as discussed in the “Equity Method Investment” section above.

Impact of Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which defers the effective date of ASU 2014-9, Revenue from Contracts with Customers. The new standard introduces a five-step model to determine when and how revenue is recognized. The premise of the new model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period. Early application is permitted for annual periods beginning January 1, 2017. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect. The Company is in the process of reviewing customer contracts, but we believe our transportation revenue recognized under the new standard will generally approximate revenue under current standards, in that we recognize transportation revenue proportionately as we perform the transportation service for our customer. The Company plans to complete its evaluation in 2017, including an assessment of the new expanded disclosure requirements and a final determination of the transition method we will use to adopt the new standard.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The ASU allows entities to choose either prospective or retrospective transition. The Company adopted the standard in the first quarter of 2017 and elected prospective application; accordingly, historical periods were not adjusted. There was no material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard will become effective for the Company for its annual reporting period beginning January 1, 2019, including interim periods within that reporting period and requires a modified retrospective transition approach. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires companies to present the service cost component of net benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. All other components of net benefit cost are presented outside of any subtotal for operating income, if one is presented. The new standard is effective for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period. Early application is permitted for the first quarter of 2017. Companies are required to present the components of net benefit cost in the income statement retrospectively, while the guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Company will adopt the standard in the first quarter of 2018. The Company does not currently capitalize any portion of net benefit cost. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

3. Debt and Financing

Our outstanding debt as of March 31, 2017 consisted of the following:

As of March 31, 2017 (in millions)	Par Value	Discount	Debt Issuance Costs	Book Value	Stated Interest Rate		Average Effective Interest Rate
Term Loan	$636.9	$(2.4)	$(10.5)	$624.0	8.50%	(a)	8.70%
ABL Facility	—	—	—	—	N/A		N/A
Secured Second A&R CDA	27.2	—	(0.1)	27.1	4.3-18.3%		7.5%
Unsecured Second A&R CDA	73.2	—	(0.4)	72.8	4.3-18.3%		7.5%
Lease financing obligations	267.5	—	(1.2)	266.3	9.0-18.2%		12.0%
Total debt	$1,004.8	$(2.4)	$(12.2)	$990.2
Current maturities of Term Loan	(6.8)	—	—	(6.8)
Current maturities of lease financing obligations	(10.5)	—	—	(10.5)
Long-term debt	$987.5	$(2.4)	$(12.2)	$972.9
(a) Variable interest rate of 1, 3 or 6-month LIBOR, with a floor of 1.0%, plus a fixed margin of 7.50%.

ABL Facility Availability

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective net cash flow from operations. As of March 31, 2017, our availability under our ABL Facility was $61.9 million, which is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $359.2 million of outstanding letters of credit. Of the $61.9 million in availability, we do not expect to access more than $19.6 million (“Managed Accessibility”) based on our springing fixed charge coverage ratio (as set forth in our ABL Facility). Our cash and cash equivalents and Managed Accessibility was $202.0 million as of March 31, 2017.

Credit Facility Covenants

The credit agreement (the “Term Loan Agreement”) governing our term loan facility (the “Term Loan”) has certain financial covenants, as amended on January 31, 2017, that, among other things, restrict certain capital expenditures and require us to comply with a maximum total leverage ratio covenant (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA as defined below).

Our total maximum leverage ratio covenants are as follows:

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
March 31, 2017	3.85 to 1.00	March 31, 2018	3.50 to 1.00
June 30, 2017	3.85 to 1.00	June 30, 2018	3.50 to 1.00
September 30, 2017	3.75 to 1.00	September 30, 2018	3.25 to 1.00
December 31, 2017	3.50 to 1.00	December 31, 2018	3.25 to 1.00

Consolidated Adjusted EBITDA, defined in our Term Loan Agreement as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring professional fees, non-recurring consulting fees, expenses associated with certain lump sum payments to our union employees and the gains or losses from permitted dispositions and discontinued operations. Consolidated Total Debt, as defined in our Term Loan Agreement, is the aggregate principal amount of indebtedness outstanding. Our total leverage ratio for the four consecutive fiscal quarters ending March 31, 2017 was 3.62 to 1.00.

We believe that our results of operations will be sufficient to allow us to comply with the covenants in the Term Loan Agreement, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for at least the next twelve months. To maintain compliance with the maximum total leverage ratio over the tenor of the Term Loan and satisfy our liquidity needs, we would have to achieve operating results that reflect performance comparable to our 2016 Adjusted EBITDA. Means for improving our profitability may include streamlining our support structure, as well as ongoing successful implementation and realization of pricing, productivity and efficiency initiatives, as well as increased volume, some of which are outside of our control.

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	March 31, 2017		December 31, 2016
(in millions)	Book Value	Fair value	Book Value	Fair value
Term Loan	$624.0	$632.4	$627.2	$638.1
Lease financing obligations	266.3	251.5	268.6	259.1
Second A&R CDA	99.9	99.7	101.3	101.8
Total debt	$990.2	$983.6	$997.1	$999.0

The fair values of the Term Loan and the Secured and Unsecured Second Amended and Restated Contribution Deferral Agreement (the “Second A&R CDA”) were estimated based on observable prices (level two inputs for fair value measurements). The fair value of the lease financing obligations is estimated using a publicly-traded secured loan with similar characteristics (level three input for fair value measurement).

Leases

As of March 31, 2017, our operating lease payment obligations through 2030 totaled $316.6 million and are expected to increase as we lease additional revenue equipment. Additionally, for the three months ended March 31, 2017, we entered into new operating leases for revenue equipment totaling $7.1 million in future lease payments, payable over an average lease term of five years.

Our capital expenditures for the three months ended March 31, 2017 and 2016 were $16.3 million and $19.8 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, to refurbish engines for our revenue fleet, and for capitalized costs to improve our technology infrastructure.

4. Employee Benefits

Qualified and Nonqualified Defined Benefit Pension Plans

The following table presents the components of our Company-sponsored pension costs for the three months ended March 31:

	Three Months
(in millions)	2017	2016
Service cost	$1.3	$1.6
Interest cost	12.8	14.0
Expected return on plan assets	(14.8)	(14.1)
Amortization of net pension loss	3.9	3.4
Total periodic pension cost	$3.2	$4.9

We expect to contribute $54.1 million to our Company-sponsored pension plans in 2017 of which we have contributed $0.2 million through March 31, 2017.

5. Income Taxes

Our effective tax rate for the three months ended March 31, 2017 was 13.9%, compared to 13.0% for the three months ended March 31, 2016. The significant items impacting the 2017 rate include a provision for federal alternative minimum tax, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2017. The significant items impacting the 2016 rate include a provision for federal alternative minimum tax, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2016. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At March 31, 2017 and December 31, 2016, substantially all of our net deferred tax assets were subject to a valuation allowance.

6. Shareholders’ Deficit

The following reflects the activity in the shares of our common stock for the three months ended March 31, 2017:

(shares in thousands)	2017
Beginning balance	32,473
Issuance of equity awards	239
Ending balance	32,712

7. Earnings Per Share

Given our net loss position for each of the three months ended March 31, 2017 and March 31, 2016, we do not report dilutive securities for these periods. At March 31, 2017 and 2016, our anti-dilutive unvested shares, options, and stock units are approximately 100,000 and 499,000, respectively.

8. Business Segments

We report financial and descriptive information about our reporting segments on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments. We evaluate segment performance primarily on external revenue, operating income (loss), and operating ratio.

We charge management fees and other corporate service fees to our reporting segments based on the benefits received or an overhead allocation basis. Corporate and other operating losses represent residual operating expenses of the holding company. Corporate identifiable assets primarily consist of cash and cash equivalents and restricted cash. Intersegment revenue primarily relates to transportation services between our segments.

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Corporate/ Eliminations	Consolidated
As of March 31, 2017
Identifiable assets	$1,069.9	$667.5	$(9.5)	$1,727.9
As of December 31, 2016
Identifiable assets	$1,208.7	$642.9	$(81.6)	$1,770.0
Three Months Ended March 31, 2017
External revenue	$728.9	$441.8	$(0.1)	$1,170.6
Operating income (loss)	$(10.5)	$12.2	$(4.7)	$(3.0)
Three Months Ended March 31, 2016
External revenue	$695.7	$424.8	$(0.2)	$1,120.3
Operating income (loss)	$4.1	$12.4	$(3.1)	$13.4

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this report. This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include those preceded by, followed by or characterized by words such as “will,” “expect,” “intend,” “anticipate,” “believe,” “could,” “should,” “may,” “project,” “forecast,” “propose,” “plan,” “designed,” “estimate,” “enable” and similar expressions which speak only as of the date the statement was made. Forward-looking statements are inherently uncertain, are based upon current beliefs, assumptions and expectations of Company management and current market conditions, and are subject to significant business, economic, competitive, regulatory and other risks, uncertainties and contingencies, known and unknown, many of which are beyond our control. Readers are cautioned not to place undue reliance on any forward-looking statements. Our future financial condition and results could differ materially from those predicted in such forward-looking statements because of a number of factors, including (without limitation):

•	general economic factors, including (without limitation) customer demand in the retail and manufacturing sectors;

•	business risks and increasing costs associated with the transportation industry, including increasing equipment, operational and technology costs;

•	competition and competitive pressure on pricing;

•	the risk of labor disruptions or stoppages if our relationship with our employees and unions were to deteriorate;

•	changes in pension expense and funding obligations, subject to interest rate volatility;

•	increasing costs relating to our self-insurance claims expenses;

•	our ability to finance the maintenance, acquisition and replacement of revenue equipment and other necessary capital expenditures;

•
our ability to comply and the cost of compliance with, or liability resulting from violation of, federal, state, local and foreign laws and regulations, including (without limitation) labor laws and laws and regulations regarding the environment;

•	impediments to our operations and business resulting from anti-terrorism measures;

•	the impact of claims and litigation expense to which we are or may become exposed;

•	that we may not realize the expected benefits and costs savings from our performance and operational improvement initiatives;

•	our ability to attract and retain qualified drivers and increasing costs of driver compensation;

•	a significant privacy breach or IT system disruption;

•	risks of operating in foreign countries;

•	our dependence on key employees;

•	seasonality;

•	changes in the cost of fuel or the index upon which we base our fuel surcharge and the effectiveness of our fuel surcharge program in protecting us against fuel price volatility;

•
our ability to generate sufficient liquidity to satisfy our cash needs and future cash commitments, including (without limitation) our obligations related to our indebtedness and lease and pension funding requirements, and our ability to achieve increased cash flows through improvement in operations;

•
limitations on our operations, our financing opportunities, potential strategic transactions, acquisitions or dispositions resulting from restrictive covenants in the documents governing our existing and future indebtedness;

•	our failure to comply with the covenants in the documents governing our existing and future indebtedness;

•	fluctuations in the price of our common stock;

•	dilution from future issuances of our common stock;

•	our intention not to pay dividends on our common stock;

•	that we have the ability to issue preferred stock that may adversely affect the rights of holders of our common stock; and

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
Consolidated Results of Operations — an analysis of our consolidated results of operations for the three months ended March 31, 2017 and 2016.
Reporting Segment Results of Operations — an analysis of our results of operations for the three months ended March 31, 2017 and 2016 for our YRC Freight and Regional Transportation reporting segments.
Certain Non-GAAP Financial Measures — an analysis of selected non-GAAP financial measures for the three months ended March 31, 2017 and 2016 and trailing twelve months ended March 31, 2017 and 2016.
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

•
Operating Revenue: Our operating revenue has two primary components: volume (commonly evaluated using number of shipments and weight per shipment) and yield or price (commonly evaluated on a dollar-per-hundred weight basis and a dollar-per-shipment basis). Yield includes fuel surcharge revenue, which is common in the trucking industry and represents an amount charged to customers that adjusts with changing fuel prices. We base our fuel surcharges on a published national index and adjust them weekly. Rapid material changes in the index or our cost of fuel can positively or negatively impact our revenue and operating income (loss) versus prior periods, as there is a lag in our adjustment of base rates in response to changes in fuel surcharge. We believe that fuel surcharge is an accepted and important component of the overall pricing of our services to our customers. Without an industry accepted fuel surcharge program, our base pricing for our transportation services would require numerous changes. We believe the distinction between base rates and fuel surcharge has blurred over time, and it is impractical to clearly separate all the different factors that influence the price that our customers are willing to pay. In general, under our present fuel surcharge program, we believe rising fuel costs are beneficial to us and falling fuel costs are detrimental to us.

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

◦
Adjusted EBITDA: a non-GAAP measure that reflects EBITDA, and further adjusts for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring professional fees, non-recurring consulting fees, expenses associated with certain lump sum payments to our union employees and gains or losses from permitted dispositions and discontinued operations, among other items, as defined in our credit facilities. Adjusted EBITDA is used for internal management purposes as a financial measure that reflects our core operating performance, to measure compliance with financial covenants in our credit facilities and to determine certain executive bonus compensation.

Our non-GAAP financial measures have the following limitations:

◦	EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or fund principal payments on our outstanding debt;

◦
Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to fund restructuring professional fees, nonrecurring consulting fees, letter of credit fees, service interest, principal payments on our outstanding debt or lump sum payments to our union employees required under the Memorandum of Understanding;

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

Because of these limitations, our non-GAAP measures should not be considered a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and use our non-GAAP measures as secondary measures. For additional information and a reconciliation of our non-GAAP measures and GAAP results, see “Certain Non-GAAP Financial Measures.”

Consolidated Results of Operations

Our consolidated results include the consolidated results of our YRC Freight and Regional Transportation reporting segments as well as any unallocated corporate charges. A more detailed discussion of the operating results of our segments is presented in the “Reporting Segment Results of Operations” section below.

The table below provides summary consolidated financial information for the first quarter of 2017 and 2016:

	First Quarter
(in millions)	2017	2016	Percent Change
Operating revenue	$1,170.6	$1,120.3	4.5%
Operating income (loss)	$(3.0)	$13.4	NM*
Nonoperating expenses, net	$26.4	$27.2	(2.9)%
Net loss	$(25.3)	$(12.0)	110.8%
(*) not meaningful

First Quarter of 2017 Compared to the First Quarter of 2016

Our consolidated operating revenue increased $50.3 million, or 4.5%, during the first quarter of 2017 compared to the same period in 2016. The increase in revenue is primarily attributed to an increase in fuel surcharge revenue and higher volume. This was partially offset by a decline in yield, excluding fuel surcharge, for YRC Freight, when compared to first quarter of 2016.

Total operating expenses increased $66.7 million, or 6.0%, for the first quarter of 2017 compared to the first quarter in 2016, and consisted primarily of an increase in wages and employee benefits, higher fuel costs and higher usage of purchased transportation.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $23.6 million, or 3.4%, primarily due to a $15.5 million increase in employee benefit costs and a $6.8 million increase in wages, both of which are primarily related to contractual rate increases for union employees, combined with an increase in shipping volumes, which required more employee hours to process freight.

Operating expenses and supplies. Operating expenses and supplies increased $26.1 million, or 13.7%, primarily due to a $21.0 million increase in fuel expense, which was largely driven by higher fuel prices on a per gallon basis. Also, operating expenses increased $5.6 million due to higher technology and operating supply costs.

Purchased transportation. Purchased transportation increased $19.0 million, or 16.5%, primarily due to a $7.4 million increase in vehicle rent expense caused by higher usage of operating leases for revenue equipment. Rail purchased transportation increased $6.2 million due to an increase in rail miles and higher rail rates. In addition, local purchased transportation expense increased $3.9 million due to higher volume.

Nonoperating expenses, net. Nonoperating expenses decreased $0.8 million in the first quarter of 2017 compared to the first quarter of 2016 primarily driven by a $2.6 million decrease in foreign currency transaction losses, partially offset by a $2.3 million gain on the disposal of JHJ in the first quarter of 2016, with no corresponding adjustment in the first quarter of 2017.

Our effective tax rate for the first quarter of 2017 and 2016 was 13.9% and 13.0%, respectively. The significant items impacting the 2017 rate include a provision for federal alternative minimum tax, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2017. The significant items impacting the 2016 rate include a provision for federal alternative minimum tax, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2016. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At March 31, 2017 and December 31, 2016, substantially all of our net deferred tax assets were subject to a valuation allowance.

Reporting Segment Results of Operations

We evaluate our operating performance using our YRC Freight and Regional Transportation reporting segments:

•
YRC Freight is the reporting segment that focuses on longer haul business opportunities with national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management. This reporting segment includes our LTL subsidiaries YRC Freight and YRC Reimer. YRC Reimer is a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States and Canada, YRC Freight also serves parts of Mexico and Puerto Rico.

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

YRC Freight Results

YRC Freight represented 62.3% of consolidated operating revenue for the first quarter of 2017, as compared to 62.1% for the first quarter of 2016. The table below provides summary financial information for YRC Freight for the first quarter of 2017 and 2016:

	First Quarter
(in millions)	2017	2016	Percent Change
Operating revenue	$728.9	$695.7	4.8%
Operating income (loss)	$(10.5)	$4.1	NM*
Operating ratio(a)	101.4%	99.4%	(2.0) pp

(a)	pp represents the change in percentage points
(*) not meaningful

First Quarter of 2017 Compared to the First Quarter of 2016

YRC Freight reported operating revenue of $728.9 million in the first quarter of 2017, an increase of $33.2 million, or 4.8%, compared to the same period in 2016. The increase in revenue is primarily attributed to an increase in fuel surcharge revenue and higher volume, partially offset by a decline in yield (excluding fuel surcharge). The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the first quarter of 2017 compared to the first quarter of 2016:

	First Quarter
	2017	2016	Percent Change(b)
Workdays	64.0	63.5

Total picked up revenue (in millions)(a)	$728.2	$695.6	4.7%
Total tonnage (in thousands)	1,547	1,485	4.2%
Total tonnage per day (in thousands)	24.18	23.38	3.4%
Total shipments (in thousands)	2,586	2,514	2.9%
Total shipments per day (in thousands)	40.40	39.58	2.1%
Total picked up revenue per hundred weight	$23.53	$23.42	0.5%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$21.06	$21.42	(1.7)%
Total picked up revenue per shipment	$282	$277	1.8%
Total picked up revenue per shipment (excluding fuel surcharge)	$252	$253	(0.4)%
Total weight per shipment (in pounds)	1,197	1,181	1.3%

	First Quarter
(in millions)	2017	2016
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$728.9	$695.7
Change in revenue deferral and other	(0.7)	(0.1)
Total picked up revenue	$728.2	$695.6
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue
(b) Percent change based on unrounded figures and not the rounded figures presented

Operating loss for YRC Freight was $10.5 million in the first quarter of 2017 compared to operating income of $4.1 million in the first quarter of 2016. The increase in operating loss consisted of a $33.2 million increase in revenue, which was more than offset by a $47.8 million increase in operating expenses. The increase in operating expenses consisted primarily of an increase in wages and employee benefit costs, higher fuel costs and higher usage of purchased transportation.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $14.0 million, or 3.3%, primarily due to a $9.1 million increase in employee benefit costs and a $4.5 million increase in wages, both of which are primarily related to contractual rate increases for union employees, combined with an increase in shipping volumes, which required more employee hours to process freight.

Operating expenses and supplies. Operating expenses and supplies increased $16.7 million, or 13.8%, primarily due to a $12.7 million increase in fuel expense, which was driven by higher fuel prices on a per gallon basis. Also, operating expenses increased by $4.3 million due to higher technology and operating supply costs.

Purchased transportation. Purchased transportation increased $13.4 million, or 15.4%, primarily due to a $6.2 million increase in rail purchased transportation expense caused by an increase in rail miles and higher rail rates, as well as a $3.1 million increase in local purchased transportation expense resulting from increased volume. Vehicle rent expense increased $3.6 million caused by higher usage of operating leases for revenue equipment.

Regional Transportation Results

Regional Transportation represented 37.7% of consolidated operating revenue for the first quarter of 2017, as compared to 37.9% for the first quarter of 2016. The table below provides summary financial information for Regional Transportation for the first quarter of 2017 and 2016:

	First Quarter
(in millions)	2017	2016	Percent Change
Operating revenue	$441.8	$424.8	4.0%
Operating income	$12.2	$12.4	(1.6)%
Operating ratio(a)	97.2%	97.1%	(0.1	) pp

(a)	pp represents the change in percentage points

First Quarter of 2017 Compared to the First Quarter of 2016

Regional Transportation reported operating revenue of $441.8 million for the first quarter of 2017, an increase of $17.0 million, or 4.0%, from the first quarter of 2016. The increase in revenue is primarily attributed to an increase in fuel surcharge revenue. Shipment volume and yield, excluding fuel surcharge, are comparable to prior year. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the first quarter of 2017 compared to the first quarter of 2016:

	First Quarter
	2017	2016	Percent Change(b)
Workdays	64.0	64.5

Total picked up revenue (in millions)(a)	$443.1	$426.7	3.9%
Total tonnage (in thousands)	1,925	1,900	1.3%
Total tonnage per day (in thousands)	30.07	29.46	2.1%
Total shipments (in thousands)	2,545	2,558	(0.5)%
Total shipments per day (in thousands)	39.77	39.65	0.3%
Total picked up revenue per hundred weight	$11.51	$11.23	2.5%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$10.34	$10.31	0.2%
Total picked up revenue per shipment	$174	$167	4.4%
Total picked up revenue per shipment (excluding fuel surcharge)	$156	$153	2.0%
Total weight per shipment (in pounds)	1,512	1,486	1.8%

	First Quarter
(in millions)	2017	2016
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$441.8	$424.8
Change in revenue deferral and other	1.3	1.9
Total picked up revenue	$443.1	$426.7
(a) Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods
(b) Percent change based on unrounded figures and not the rounded figures presented

Operating income for Regional Transportation was $12.2 million for the first quarter of 2017 compared to $12.4 million for the first quarter of 2016. The slight decrease in operating income consisted of an increase in operating revenues of $17.0 million, which was offset by a $17.2 million increase in total operating expenses. The increase in operating expenses consisted primarily of an increase in employee benefit costs, higher fuel costs and higher usage of purchased transportation.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $7.9 million, or 3.0%, primarily due to a $6.6 million increase in employee benefit costs which is primarily a result of contractual rate increases for union employees.

Operating expenses and supplies. Operating expenses and supplies increased $9.4 million, or 12.2%, primarily due to an $8.3 million increase in fuel expense, which was driven by higher fuel prices on a per gallon basis, as well as a slight increase in miles driven.

Purchased transportation. Purchased transportation increased $5.5 million, or 19.1%, primarily due to a $3.8 million increase in vehicle rent expense due to higher usage of operating leases for revenue equipment.

Other operating expenses. Other operating expenses decreased $3.5 million, or 14.0%, due to a $3.8 million decrease in our property damage and liability claims as a result of more favorable development on our prior year claims.

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

Consolidated Adjusted EBITDA

The reconciliation of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA (defined in our Term Loan Agreement as “Consolidated EBITDA”) for the first quarter of 2017 and 2016, and the trailing twelve months ended March 31, 2017 and 2016, is as follows:

	First Quarter		Trailing Twelve Months Ended
(in millions)	2017	2016	March 31, 2017	March 31, 2016
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$(25.3)	$(12.0)	$8.2	$10.3
Interest expense, net	25.2	26.0	102.2	105.7
Income tax expense (benefit)	(4.1)	(1.8)	0.8	(8.3)
Depreciation and amortization	37.1	40.7	156.2	162.8
EBITDA	32.9	52.9	267.4	270.5
Adjustments for Term Loan Agreement:
(Gains) losses on property disposals, net	2.7	(0.3)	(11.6)	0.3
Letter of credit expense	1.7	2.2	7.2	8.8
Restructuring professional fees	2.2	—	2.2	0.2
Nonrecurring consulting fees	—	—	—	2.2
Permitted dispositions and other	0.1	—	3.1	0.2
Equity-based compensation expense	1.4	1.8	6.9	9.8
Amortization of ratification bonus	—	4.6	—	18.3
Non-union pension settlement charge	—	—	—	28.7
Other, net(a)	2.2	1.7	2.6	(1.6)
Adjusted EBITDA	$43.2	$62.9	$277.8	$337.4

(a) As required under our Term Loan Agreement, Other, net shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Segment Adjusted EBITDA

The following represents Adjusted EBITDA by segment for the first quarter of 2017 and 2016:

	First Quarter
(in millions)	2017	2016
Adjusted EBITDA by segment:
YRC Freight	$14.9	$30.1
Regional Transportation	29.4	33.4
Corporate and other	(1.1)	(0.6)
Adjusted EBITDA	$43.2	$62.9

The reconciliation of operating income (loss), by segment, to Adjusted EBITDA for the first quarter of 2017 and 2016, is as follows:

	First Quarter
YRC Freight segment (in millions)	2017	2016
Reconciliation of operating income (loss) to Adjusted EBITDA:
Operating income (loss)	$(10.5)	$4.1
Depreciation and amortization	21.3	22.7
(Gains) losses on property disposals, net	2.1	(0.8)
Letter of credit expense	1.1	1.4
Amortization of ratification bonus	—	3.0
Other, net(a)	0.9	(0.3)
Adjusted EBITDA	$14.9	$30.1

	First Quarter
Regional Transportation segment (in millions)	2017	2016
Reconciliation of operating income to Adjusted EBITDA:
Operating income	$12.2	$12.4
Depreciation and amortization	15.8	18.0
Losses on property disposals, net	0.6	0.5
Letter of credit expense	0.5	0.7
Amortization of ratification bonus	—	1.6
Other, net(a)	0.3	0.2
Adjusted EBITDA	$29.4	$33.4

	First Quarter
Corporate and other (in millions)	2017	2016
Reconciliation of operating loss to Adjusted EBITDA:
Operating loss	$(4.7)	$(3.1)
Letter of credit expense	0.1	0.1
Restructuring professional fees	2.2	—
Permitted dispositions and other	0.1	—
Equity-based compensation expense	1.4	1.8
Other, net(a)	(0.2)	0.6
Adjusted EBITDA	$(1.1)	$(0.6)
 (a) As required under our Term Loan Agreement, Other, net shown in the above tables consists of the impact of certain items to be included in Adjusted EBITDA.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective net cash flow from operations. As of March 31, 2017, our availability under our ABL Facility was $61.9 million, which is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $359.2 million of outstanding letters of credit. Of the $61.9 million in availability, our Managed Accessibility was $19.6 million based on our springing fixed charge coverage ratio (as set forth in our ABL Facility). Our cash and cash equivalents and Managed Accessibility was $202.0 million as of March 31, 2017.

Outside of funding normal operations, our principal uses of cash include making contributions to our single-employer pension plans and various multi-employer pension funds, and meeting our other cash obligations including, but not limited to, paying principal and interest on our funded debt, payments on our equipment leases and funding capital expenditures.

As of March 31, 2017, we had $1,004.8 million in aggregate par value of outstanding indebtedness, the majority of which matures in 2019. We also have future funding obligations for our single-employer pension plans and various multi-employer pension funds. We expect our funding obligations for the remainder of 2017 for our single-employer pension plans and multi-employer pension funds will be $53.9 million and $68.6 million, respectively. In addition, we have, and will continue to have, operating lease obligations. As of March 31, 2017, our operating lease payment obligations through 2030 totaled $316.6 million and are expected to increase as we lease additional revenue equipment. Additionally, for the first quarter of 2017, we entered into new operating leases for revenue equipment totaling $7.1 million in future lease payments, payable over an average lease term of five years.

Our capital expenditures for the first quarter of 2017 and 2016 were $16.3 million and $19.8 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, to refurbish engines for our revenue fleet, and for capitalized costs to improve our technology infrastructure.

As of March 31, 2017, our Standard & Poor’s Corporate Family Rating was “B-” with a stable outlook and Moody’s Investor Service Corporate Family Rating was “B3” with a stable outlook.

Credit Facility Covenants

Our Term Loan Agreement has certain financial covenants that, among other things, restricts certain capital expenditures and requires us to not exceed a maximum total leverage ratio (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA. Refer to the “Debt and Financing” footnote to the consolidated financial statements for an overview of our Term Loan covenants.

We believe that our results of operations will be sufficient to allow us to comply with the covenants in the Term Loan Agreement, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for at least the next twelve months. To maintain compliance with the maximum total leverage ratio over the tenor of the Term Loan and satisfy our liquidity needs, we would have to achieve operating results that reflect performance comparable to our 2016 Adjusted EBITDA. Means for improving our profitability may include streamlining our support structure, as well as ongoing successful implementation and realization of pricing, productivity and efficiency initiatives, as well as increased volume, some of which are outside of our control.

Cash Flows

Operating Cash Flow

Cash flows used in operating activities was $25.9 million and $11.1 million in the first quarter of 2017 and 2016, respectively. The decrease in operating cash flows was primarily attributable to a net loss of $25.3 million in the first quarter of 2017 compared to a net loss of $12.0 million in the first quarter of 2016 and decreased cash inflow from accounts receivable. This was offset by an increase in cash flows attributed to other operating liabilities, primarily related to the timing of vacation and bonus accruals, offset by the timing of interest payments on the Term Loan Agreement.

Investing Cash Flow

Cash flows provided by investing activities was $80.2 million during the first quarter of 2017 compared to $26.4 million during the first quarter of 2016, largely driven by a net receipt of $95.0 million in restricted escrow refunds in 2017 compared to a net receipt of $27.2 million in 2016. Additionally, cash flows in 2016 included $14.6 million in net proceeds from the sale of JHJ.

Financing Cash Flow

Cash flows used in financing activities for the first quarter of 2017 and 2016 was $8.6 million and $4.2 million, respectively, which consists mainly of repayments on our long-term debt. Cash flows used in financing activities for the first quarter of 2017 also included $3.2 million in debt issuance costs related to the Term Loan amendment.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual cash obligations and other commercial commitments as of March 31, 2017.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of March 31, 2017:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ABL Facility(a)	$15.1	$7.1	$8.0	$—	$—
Term Loan(b)	739.1	61.4	677.7	—	—
Lease financing obligations(c)	131.6	42.5	55.7	16.0	17.4
Pension deferral obligations(d)	121.1	7.5	113.6	—	—
Workers’ compensation, property damage and liability claims obligations(e)	367.9	101.1	117.1	52.0	97.7
Operating leases(f)	316.6	103.8	142.7	53.1	17.0
Other contractual obligations(g)	16.6	15.8	0.7	0.1	—
Capital expenditures(h)	14.7	14.7	—	—	—
Total contractual obligations	$1,722.7	$353.9	$1,115.5	$121.2	$132.1

(a)	The ABL Facility includes future payments for the letter of credit and unused line fees and are not included on the Company’s consolidated balance sheets.

(b)	The Term Loan includes principal and interest payments, but excludes unamortized discounts.

(c)
The lease financing obligations include interest payments of $86.9 million and principal payments of $44.7 million. The remaining principal obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

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

		Amount of Commitment Expiration Per Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ABL Facility availability (a)	61.9	$—	$61.9	$—	$—
Letters of credit(b)	359.2	—	359.2	—	—
Surety bonds(c)	126.0	125.8	0.1	0.1	—
Total commercial commitments	$547.1	$125.8	$421.2	$0.1	$—

(a)
Availability under the ABL Facility is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our outstanding letters of credit. Managed Accessibility, as defined, was $19.6 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and fuel price volatility. The risk inherent in our market risk sensitive instruments and positions is the potential loss or increased expense arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of March 31, 2017 and have concluded that our disclosure controls and procedures were effective as of March 31, 2017.

We are in the process of implementing the human resources and payroll modules of a new comprehensive enterprise resource planning (ERP) system across most of our operating companies, expected to be completed by the end of fiscal 2017. The system implementation was designed, in part, to enhance the overall system of internal control over financial reporting through enhanced automation and streamlining business processes across operating companies. Although the processes that constitute our internal control over financial reporting have been affected by the implementation, the Company is performing pre-implementation procedures as part of its assessment of the effectiveness of internal control over financial reporting. We do not believe that the implementation will have a material adverse effect on our internal controls over financial reporting.

Other than as described above, there were no additional changes in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” note to our consolidated financial statements included elsewhere in this report and that discussion is incorporated by reference herein.

Item 1A. Risk Factors

There were no material changes during the quarter to the Risk Factors disclosed in Part I, Item 1A - “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016.

Item 5. Other Information

Annual Meeting Results

We are providing the following disclosure in lieu of providing this information in a current report on Form 8-K pursuant to Item 5.07, “Submission of Matters to a Vote of Security Holders.”
The holders of our outstanding common stock and Series A Voting Preferred Stock voted together as a single class on all proposals at the Annual Meeting held May 2, 2017. Each share of common stock and Series A Voting Preferred Stock was entitled to one vote.
At the Annual Meeting, holders of our common stock and Series A Voting Preferred Stock voted on the following proposals:
Proposal 1
Each nominee under Proposal 1 was elected to the Board of Directors.

Director Nominees	Number of Votes For	Number of Votes Withheld	Broker Non-Votes
Raymond J. Bromark	24,469,512	380,478	4,601,730
Matthew A. Doheny	24,465,212	384,778	4,601,730
Robert L. Friedman	24,499,822	350,168	4,601,730
James E. Hoffman	24,501,085	348,905	4,601,730
Michael J. Kneeland	24,465,821	384,169	4,601,730
Patricia M. Nazemetz	24,452,563	397,427	4,601,730
James L. Welch	24,509,633	340,357	4,601,730
James F. Winestock	24,505,323	344,667	4,601,730

Proposal 2
The appointment of KPMG LLP as our independent registered public accounting firm for 2017 was ratified.

Number of Votes For	Number of Votes Withheld	Number of Votes Abstaining
28,185,873	654,098	611,749

Proposal 3
The advisory vote on named executive officer compensation was approved.

Number of Votes For	Number of Votes Against	Number of Votes Abstaining	Broker Non-Votes
23,677,017	1,084,906	88,067	4,601,730

Proposal 4
The advisory vote to recommend the frequency of the stockholder vote to approve the compensation of our named executive officer was approved to occur every one year.

Every One Year	Every Two Years	Every Three Years	Abstain
21,540,751	15,849	3,251,566	41,824

Item 6. Exhibits

10.1+
General Release and Post-Employment Consulting Agreement between Jamie G. Pierson and YRC Worldwide Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on January 4, 2017, File No. 000-12255).

10.2
Amendment No. 3 to Credit Agreement, by and among the Company, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch as administrative agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on January 31, 2017, File No. 000-12255).

10.3+	YRC Worldwide Inc. Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on February 24, 2017, File No. 000-12255).

31.1*	Certification of James L. Welch filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Stephanie D. Fisher filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James L. Welch furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Stephanie D. Fisher furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

__________________________
* Indicates documents filed herewith.
+ Indicates management contract, compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YRC WORLDWIDE INC.

Date: May 4, 2017	/s/ James L. Welch
James L. Welch
Chief Executive Officer

Date: May 4, 2017	/s/ Stephanie D. Fisher
Stephanie D. Fisher
Acting Chief Financial Officer and Vice President and
Controller