Form 10-Q
period 2017-06-30
YRC Worldwide Inc.
filed 2017-08-03
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2017
Common Stock, $0.01 par value per share	33,532,231 shares

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries
(Amounts in millions except share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$215.2	$136.7
Restricted amounts held in escrow	54.0	126.7
Accounts receivable, net	510.7	448.7
Prepaid expenses and other	77.1	68.7
Total current assets	857.0	780.8
Property and Equipment:
Cost	2,741.7	2,787.0
Less – accumulated depreciation	(1,914.9)	(1,916.4)
Net property and equipment	826.8	870.6
Intangibles, net	27.5	27.2
Restricted amounts held in escrow	—	12.3
Deferred income taxes, net	—	24.9
Other assets	47.8	54.2
Total Assets	$1,759.1	$1,770.0
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$163.5	$160.6
Wages, vacations and employee benefits	220.8	191.0
Deferred income taxes, net	—	24.9
Claims and insurance accruals	116.1	114.9
Other accrued taxes	25.4	27.6
Other current and accrued liabilities	20.6	26.1
Current maturities of long-term debt	17.7	16.8
Total current liabilities	564.1	561.9
Other Liabilities:
Long-term debt, less current portion	970.3	980.3
Deferred income taxes, net	3.1	3.6
Pension and postretirement	342.5	358.2
Claims and other liabilities	289.6	282.2
Commitments and contingencies
Shareholders’ Deficit:
Preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	0.3	0.3
Capital surplus	2,320.8	2,319.2
Accumulated deficit	(2,224.1)	(2,217.8)
Accumulated other comprehensive loss	(414.8)	(425.2)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(410.5)	(416.2)
Total Liabilities and Shareholders’ Deficit	$1,759.1	$1,770.0
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
YRC Worldwide Inc. and Subsidiaries
For the Three Months and Six Months Ended June 30
(Amounts in millions except per share data, shares in thousands)
(Unaudited)

	Three Months		Six Months
	2017	2016	2017	2016
Operating Revenue	$1,260.6	$1,207.6	$2,431.2	$2,327.9
Operating Expenses:
Salaries, wages and employee benefits	739.6	718.7	1,461.3	1,416.8
Operating expenses and supplies	209.7	198.6	426.0	388.8
Purchased transportation	159.6	136.7	294.1	252.2
Depreciation and amortization	37.2	38.5	74.3	79.2
Other operating expenses	65.5	69.0	126.8	131.7
(Gains) losses on property disposals, net	(1.0)	(11.1)	1.7	(11.4)
Total operating expenses	1,210.6	1,150.4	2,384.2	2,257.3
Operating Income	50.0	57.2	47.0	70.6
Nonoperating Expenses:
Interest expense	25.7	26.2	51.1	52.3
Other, net	1.7	(0.8)	2.7	0.3
Nonoperating expenses, net	27.4	25.4	53.8	52.6
Income (loss) before income taxes	22.6	31.8	(6.8)	18.0
Income tax expense (benefit)	3.6	4.7	(0.5)	2.9
Net income (loss)	19.0	27.1	(6.3)	15.1
Other comprehensive income, net of tax	6.0	3.2	10.4	0.6
Comprehensive Income	$25.0	$30.3	$4.1	$15.7

Average Common Shares Outstanding – Basic	32,715	32,459	32,642	32,362
Average Common Shares Outstanding – Diluted	33,322	32,854	32,642	32,814

Income (loss) Per Share – Basic	$0.58	$0.84	$(0.19)	$0.47
Income (loss) Per Share – Diluted	$0.57	$0.83	$(0.19)	$0.46
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Six Months Ended June 30
(Amounts in millions)
(Unaudited)

	2017	2016
Operating Activities:
Net income (loss)	$(6.3)	$15.1
Noncash items included in net income (loss):
Depreciation and amortization	74.3	79.2
Noncash equity-based compensation and employee benefits expense	11.7	11.3
(Gains) losses on property disposals, net	1.7	(11.4)
Gain on disposal of equity method investment	—	(2.3)
Other noncash items, net	6.8	6.4
Changes in assets and liabilities, net:
Accounts receivable	(61.5)	(55.3)
Accounts payable	(0.3)	7.3
Other operating assets	(0.6)	3.2
Other operating liabilities	12.6	(6.0)
Net cash provided by operating activities	38.4	47.5
Investing Activities:
Acquisition of property and equipment	(39.0)	(47.3)
Proceeds from disposal of property and equipment	6.7	21.0
Restricted escrow receipts	95.0	57.1
Restricted escrow deposits	(10.0)	—
Proceeds from disposal of equity method investment, net	—	14.6
Net cash provided by investing activities	52.7	45.4
Financing Activities:
Repayments of long-term debt	(9.4)	(21.4)
Debt issuance costs	(3.2)	(1.8)
Net cash used in financing activities	(12.6)	(23.2)
Net Increase In Cash and Cash Equivalents	78.5	69.7
Cash and Cash Equivalents, Beginning of Period	136.7	173.8
Cash and Cash Equivalents, End of Period	$215.2	$243.5

Supplemental Cash Flow Information:
Interest paid	$(54.1)	$(44.2)
Income tax refund (payment), net	3.0	(3.4)
The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Six Months Ended June 30, 2017
(Amounts in millions)
(Unaudited)

Preferred Stock:
Beginning and ending balance	$—
Common Stock:
Beginning and ending balance	$0.3
Capital Surplus:
Beginning balance	$2,319.2
Equity-based compensation	1.6
Ending balance	$2,320.8
Accumulated Deficit:
Beginning balance	$(2,217.8)
Net loss	(6.3)
Ending balance	$(2,224.1)
Accumulated Other Comprehensive Loss:
Beginning balance	$(425.2)
Reclassification of net pension actuarial losses to net loss, net of tax	7.8
Foreign currency translation adjustments	2.6
Ending balance	$(414.8)
Treasury Stock, At Cost:
Beginning and ending balance	$(92.7)
Total Shareholders’ Deficit	$(410.5)
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

At June 30, 2017, approximately 78% of our labor force is subject to collective bargaining agreements, which predominantly expire in March 2019.

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

Fair Value of Financial Instruments

The following table summarizes the fair value hierarchy of our financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2017:

		Fair Value Measurement Hierarchy
(in millions)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$54.0	$54.0	$—	$—
Total assets at fair value	$54.0	$54.0	$—	$—

Restricted amounts held in escrow are invested in money market accounts and are recorded at fair value based on quoted market prices. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments.

Equity Method Investment

On October 23, 2015, the Company entered into a sale and purchase agreement to sell its fifty percent equity interest in its Chinese joint venture, JHJ International Transportation Co., Ltd. (“JHJ”), for a purchase price of $16.3 million, which subsequently closed on March 30, 2016. At closing, we received proceeds of $16.3 million and paid transaction fees of $1.7 million. As of March 30, 2016, the carrying value of the investment was $22.7 million with an offsetting cumulative foreign translation adjustment of $10.4 million, resulting in a net gain on the transaction of $2.3 million. The gain on the transaction is included in “Nonoperating expenses - Other, net” in the accompanying statement of consolidated comprehensive loss for the three and six months ended June 30, 2016.

Reclassifications Out of Accumulated Other Comprehensive Loss

For the three and six months ended June 30, 2017, we reclassified the amortization of our net pension loss totaling $3.9 million and $7.8 million, respectively, net of tax, from accumulated other comprehensive loss to net income (loss). For the three and six months ended June 30, 2016, we reclassified the amortization of our net pension loss totaling $3.4 million and $6.8 million, respectively, net of tax, from accumulated other comprehensive loss to net income. This reclassification is a component of net periodic pension cost and is discussed in the “Employee Benefits” footnote to the consolidated financial statements. In addition, for the three and six months ended June 30, 2016, we also reclassified foreign currency translation adjustments of $10.4 million related to our investment in JHJ from accumulated other comprehensive loss to net income, as discussed in the “Equity Method Investment” section above.

Impact of Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which defers the effective date of ASU 2014-9, Revenue from Contracts with Customers. The new standard introduces a five-step model to determine when and how revenue is recognized. The premise of the new model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect using a modified retrospective approach. The Company is in the process of reviewing customer contracts, but we believe our transportation revenue recognized under the new standard will generally approximate revenue under current standards, in that we recognize transportation revenue proportionately as we perform the transportation service for our customer. The Company will formalize an assessment, including the impacts of new expanded disclosure requirements, in the second half of 2017 and plans to adopt the new standard in the first quarter of 2018 using the modified retrospective transition approach.

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

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires companies to present the service cost component of net benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. All other components of net benefit cost are presented outside of any subtotal for operating income, if one is presented. The new standard is effective for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period. Early application is permitted for the first quarter of 2017. Companies are required to present the components of net benefit cost in the income statement retrospectively, while the guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Company will adopt the standard in the first quarter of 2018. The Company does not currently capitalize any portion of net benefit cost. For the three and six months ended June 30, 2017, the amount to be reclassified to “Other, net” in nonoperating expenses from “Salaries, wages and employee benefits” in operating expenses is $1.9 million and $3.8 million, respectively, if adopted. Accordingly, the Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

3. Debt and Financing

Our outstanding debt as of June 30, 2017 consisted of the following:

As of June 30, 2017 (in millions)	Par Value	Discount	Debt Issuance Costs	Book Value	Stated Interest Rate		Average Effective Interest Rate
Term Loan	$635.2	$(2.1)	$(9.1)	$624.0	8.50%	(a)	8.70%
ABL Facility	—	—	—	—	N/A		N/A
Secured Second A&R CDA	27.2	—	(0.1)	27.1	4.3-18.3%		7.5%
Unsecured Second A&R CDA	73.2	—	(0.4)	72.8	4.3-18.3%		7.5%
Lease financing obligations	265.2	—	(1.1)	264.1	9.0-18.2%		12.0%
Total debt	$1,000.8	$(2.1)	$(10.7)	$988.0
Current maturities of Term Loan	(6.8)	—	—	(6.8)
Current maturities of lease financing obligations	(10.9)	—	—	(10.9)
Long-term debt	$983.1	$(2.1)	$(10.7)	$970.3

(a)	Variable interest rate of 1, 3 or 6-month LIBOR, with a floor of 1.0%%, plus a fixed margin of 7.50%.

ABL Facility Availability

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective net cash flow from operations. As of June 30, 2017, our availability under our ABL Facility was $82.4 million, which is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $359.7 million of outstanding letters of credit. Of the $82.4 million in availability, we do not expect to access more than $38.2 million (“Managed Accessibility”) based on our springing fixed charge coverage ratio (as set forth in our ABL Facility). Our cash and cash equivalents and Managed Accessibility was $253.4 million as of June 30, 2017.

Term Loan Amendment

On July 26, 2017, the Company entered into Amendment No. 4 (the “Amendment”) to the credit agreement (the “Term Loan Agreement”) governing our term loan facility (the “Term Loan”), which extended the maturity date to July 26, 2022 subject to the extension of the Secured and Unsecured Second Amended and Restated Contribution Deferral Agreement (the “Second A&R CDA”). If the Second A&R CDA is not extended, the maturity date of the Term Loan will spring back to November 1, 2019. The Amendment provides that the outstanding term loans under the Term Loan Agreement are satisfied and discharged in full and that the Company incurs new term loans in the aggregate principal amount of $600 million. The Amendment increased the annual principal payments from 1% to 3% per annum and increased the applicable interest rate, at either the applicable LIBOR (subject to a floor of 1%), plus a margin of 8.50% or an alternative base rate (as defined in the Term Loan Agreement) plus a margin of 6.50%. In connection with the Amendment, the Company paid $35.2 million in principal and incurred $9.7 million in original issuance discount and an estimated $7.5 million in third party costs.

As a result of the extension in the maturity date under the Term Loan, the maturity date of the ABL will extend to June 28, 2021, as provided under Amendment No. 2 to the ABL, provided the Term Loan’s extension is met through the extension of the Second A&R CDA. Otherwise, the maturity date of the ABL is February 13, 2019.

Credit Facility Covenants

The Term Loan Agreement governing our Term Loan has certain financial covenants, as amended on July 26, 2017, that, among other things, restrict certain capital expenditures and require us to comply with a maximum total leverage ratio covenant (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA as defined below).

Our total maximum leverage ratio covenants are as follows:

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
June 30, 2017	3.85 to 1.00	September 30, 2019	3.25 to 1.00
September 30, 2017	3.75 to 1.00	December 31, 2019	3.00 to 1.00
December 31, 2017	3.50 to 1.00	March 31, 2020	3.00 to 1.00
March 31, 2018	3.50 to 1.00	June 30, 2020	3.00 to 1.00
June 30, 2018	3.50 to 1.00	September 30, 2020	2.75 to 1.00
September 30, 2018	3.50 to 1.00	December 31, 2020	2.75 to 1.00
December 31, 2018	3.50 to 1.00	March 31, 2021	2.75 to 1.00
March 31, 2019	3.25 to 1.00	June 30, 2021 and thereafter	2.50 to 1.00
June 30, 2019	3.25 to 1.00

Consolidated Adjusted EBITDA, defined in our Term Loan Agreement as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring professional fees, non-recurring consulting fees, expenses associated with certain lump sum payments to our union employees and the gains or losses from permitted dispositions and discontinued operations. Consolidated Total Debt, as defined in our Term Loan Agreement, is the aggregate principal amount of indebtedness outstanding. Our total leverage ratio for the four consecutive fiscal quarters ending June 30, 2017 was 3.61 to 1.00.

We believe that our results of operations will be sufficient to allow us to comply with the covenants in the Term Loan Agreement, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for at least the next twelve months. To maintain compliance with the maximum total leverage ratio over the tenor of the Term Loan and satisfy our liquidity needs, we would have to achieve operating results that reflect a slight improvement to our 2016 Adjusted EBITDA. Means for improving our profitability may include streamlining our support structure, as well as ongoing successful implementation and realization of pricing, productivity and efficiency initiatives, in addition to increased volume, some of which are outside of our control.

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	June 30, 2017		December 31, 2016
(in millions)	Book Value	Fair value	Book Value	Fair value
Term Loan	$624.0	$622.6	$627.2	$638.1
Lease financing obligations	264.1	233.8	268.6	259.1
Second A&R CDA	99.9	98.4	101.3	101.8
Total debt	$988.0	$954.8	$997.1	$999.0

The fair values of the Term Loan and the Second A&R CDA were estimated based on observable prices (level two inputs for fair value measurements). The fair value of the lease financing obligations is estimated using a publicly-traded secured loan with similar characteristics (level three input for fair value measurement).

Leases

As of June 30, 2017, our operating lease payment obligations through 2030 totaled $298.8 million and are expected to increase as we lease additional revenue equipment. Additionally, for the six months ended June 30, 2017, we entered into new operating leases for revenue equipment totaling $13.2 million in future lease payments, payable over an average lease term of five years.

Our capital expenditures for the six months ended June 30, 2017 and 2016 were $39.0 million and $47.3 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, to refurbish engines for our revenue fleet, and for capitalized costs to improve our technology infrastructure.

4. Employee Benefits

Qualified and Nonqualified Defined Benefit Pension Plans

The following table presents the components of our Company-sponsored pension costs for the three and six months ended June 30:

	Three Months		Six Months
(in millions)	2017	2016	2017	2016
Service cost	$1.3	$1.6	$2.6	$3.2
Interest cost	12.8	14.0	25.6	28.0
Expected return on plan assets	(14.8)	(14.1)	(29.6)	(28.2)
Amortization of net pension loss	3.9	3.4	7.8	6.8
Total periodic pension cost	$3.2	$4.9	$6.4	$9.8

We expect to contribute $54.1 million to our Company-sponsored pension plans in 2017 of which we have contributed $14.4 million through June 30, 2017.

5. Income Taxes

Our effective tax rate for the three and six months ended June 30, 2017 was 15.9% and 7.4%, respectively, compared to 14.8% and 16.1% for the three and six months ended June 30, 2016, respectively. The significant items impacting the 2017 and 2016 rates include a provision for federal alternative minimum tax, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2017 and 2016. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At June 30, 2017 and December 31, 2016, substantially all of our net deferred tax assets were subject to a valuation allowance.

6. Shareholders’ Deficit

The following reflects the activity in the shares of our common stock for the six months ended June 30, 2017:

(shares in thousands)	2017
Beginning balance	32,473
Issuance of equity awards	247
Ending balance	32,720

7. Earnings Per Share

We calculate basic earnings per share by dividing our net earnings by our weighted-average shares outstanding at the end of the period. The calculation for diluted earnings per share adjusts the weighted average shares outstanding for our dilutive unvested shares and stock units using the treasury stock method. Our calculations for basic and dilutive earnings per share for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months		Six Months
(dollars in millions, except per share data, shares and stock units in thousands)	2017	2016	2017	2016
Basic and dilutive net income (loss) available to common shareholders	$19.0	$27.1	$(6.3)	$15.1

Basic weighted average shares outstanding	32,715	32,459	32,642	32,362
Effect of dilutive securities:
Unvested shares and stock units	607	395	—	452
Dilutive weighted average shares outstanding	33,322	32,854	32,642	32,814

Basic earnings per share(a)	$0.58	$0.84	$(0.19)	$0.47
Diluted earnings per share(a)	$0.57	$0.83	$(0.19)	$0.46

(a)	Earnings per share is based on unrounded figures and not the rounded figures presented.

At June 30, 2017 and 2016, our anti-dilutive unvested shares, options, and stock units were approximately 350,000 and 497,000, respectively.

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

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Corporate/ Eliminations	Consolidated
As of June 30, 2017
Identifiable assets	$1,077.1	$658.3	$23.7	$1,759.1
As of December 31, 2016
Identifiable assets	$1,208.7	$642.9	$(81.6)	$1,770.0
Three Months Ended June 30, 2017
External revenue	$789.5	$471.2	$(0.1)	$1,260.6
Operating income (loss)	$28.0	$25.3	$(3.3)	$50.0
Six Months Ended June 30, 2017
External revenue	$1,518.4	$913.0	$(0.2)	$2,431.2
Operating income (loss)	$17.5	$37.5	$(8.0)	$47.0
Three Months Ended June 30, 2016
External revenue	$755.0	$452.8	$(0.2)	$1,207.6
Operating income (loss)	$28.4	$30.6	$(1.8)	$57.2
Six Months Ended June 30, 2016
External revenue	$1,450.7	$877.6	$(0.4)	$2,327.9
Operating income (loss)	$32.5	$43.0	$(4.9)	$70.6

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

10. Subsequent Events

On July 26, 2017, the Company entered into an Amendment to its Term Loan in order to extend the maturity date to July 26, 2022 subject to the extension of the Second A&R CDA. The Amendment increases the annual principal payments and the applicable interest rate, among other things, as further described in the “Debt and Financing” footnote to the consolidated financial statements.

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
Consolidated Results of Operations — an analysis of our consolidated results of operations for the three and six months ended June 30, 2017 and 2016.
Reporting Segment Results of Operations — an analysis of our results of operations for the three and six months ended June 30, 2017 and 2016 for our YRC Freight and Regional Transportation reporting segments.
Certain Non-GAAP Financial Measures — an analysis of selected non-GAAP financial measures for the three and six months ended June 30, 2017 and 2016 and trailing twelve months ended June 30, 2017 and 2016.
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

Because of these limitations, our non-GAAP measures should not be considered a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and use our non-GAAP measures as secondary measures. For additional information and a reconciliation of our non-GAAP measures and GAAP results, see the “Certain Non-GAAP Financial Measures” section below.

Recent Developments
On July 26, 2017, the Company entered into an Amendment to its Term Loan, which extended the maturity date to July 26, 2022 subject to the extension of the Second A&R CDA. The Amendment provides that the outstanding term loans under the Term Loan Agreement are satisfied and discharged in full and that the Company incurs new term loans in the aggregate principal amount of $600M. If the Second A&R CDA is not extended, the maturity date of the Term Loan will spring back to November 1, 2019. The Amendment increased the annual principal payments from 1% to 3% per annum and increased the applicable interest rate, at either the applicable LIBOR (subject to a floor of 1%), plus a margin of 8.50% or an alternative base rate (as defined in the Term Loan Agreement) plus a margin of 6.50%.

As a result of the extension in the maturity date under the Term Loan, the maturity date of the ABL will extend to June 28, 2021, as provided under Amendment No. 2 to the ABL, provided the Term Loan’s extension is met through the extension of the Second A&R CDA. Otherwise, the maturity date of the ABL is February 13, 2019.

Consolidated Results of Operations

Our consolidated results include the consolidated results of our YRC Freight and Regional Transportation reporting segments as well as any unallocated corporate charges. A more detailed discussion of the operating results of our segments is presented in the “Reporting Segment Results of Operations” section below.

The table below provides summary consolidated financial information for the second quarter and first half of 2017 and 2016:

	Second Quarter			First Half
(in millions)	2017	2016	Percent Change	2017	2016	Percent Change
Operating revenue	$1,260.6	$1,207.6	4.4%	$2,431.2	$2,327.9	4.4%
Operating income	$50.0	$57.2	(12.6)%	$47.0	$70.6	(33.4)%
Nonoperating expenses, net	$27.4	$25.4	7.9%	$53.8	$52.6	2.3%
Net income (loss)	$19.0	$27.1	(29.9)%	$(6.3)	$15.1	*NM
(*) not meaningful

Second Quarter of 2017 Compared to the Second Quarter of 2016

Our consolidated operating revenue increased $53.0 million, or 4.4%, during the second quarter of 2017 compared to the same period in 2016. The increase in revenue is primarily attributed to an increase in volume and fuel surcharge revenue, combined with an improvement in yield, excluding fuel surcharge.

Total operating expenses increased $60.2 million, or 5.2%, for the second quarter of 2017 compared to the second quarter of 2016, and consisted primarily of an increase in contractual wages, higher fuel costs, and an increase in purchased transportation expense.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $20.9 million, or 2.9%, primarily due to a $15.1 million increase in wages, which are related to contractual rate increases for union employees, combined with an increase in shipping volumes, which required more employee hours to process freight.

Operating expenses and supplies. Operating expenses and supplies increased $11.1 million, or 5.6%, primarily due to a $7.2 million increase in fuel expense, which was largely driven by higher fuel prices on a per gallon basis.

Purchased transportation. Purchased transportation increased $22.9 million, or 16.8%, primarily due to a $7.8 million increase in rail purchased transportation due to an increase in rail miles and higher rail rates. Local and over-the-road purchased transportation expense increased $6.7 million due to higher volume and vehicle rent expense increased $6.6 million primarily due to higher usage of operating leases for revenue equipment.

Other operating expense. Other operating expense decreased $3.5 million, or 5.1%, primarily due to a reduction in property damage and liability claims expense of $6.3 million due to unfavorable development of prior year claims that negatively impacted the second quarter of 2016.

Gains/losses on property disposals. Net gains on disposals of property were $1.0 million in the second quarter of 2017 compared to $11.1 million in the second quarter of 2016 primarily due to the sale of one property.

Nonoperating expenses, net. Nonoperating expenses, net, increased $2.0 million in the second quarter of 2017 compared to the second quarter of 2016 primarily driven by a $2.9 million increase in foreign currency transaction losses.

Our effective tax rate for the second quarter of 2017 and 2016 was 15.9% and 14.8%, respectively. Significant items impacting the 2017 and 2016 rates include a provision for federal alternative minimum tax, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2017 and 2016. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At June 30, 2017 and December 31, 2016, substantially all of our net deferred tax assets were subject to a valuation allowance.

First Half of 2017 Compared to the First Half of 2016

Our consolidated operating revenue increased $103.3 million, or 4.4% during the first half of 2017 compared to the same period in 2016. The increase in revenue is primarily attributed to an increase in volume and fuel surcharge revenue, while maintaining yield, excluding fuel surcharge, which was essentially flat when compared to prior year.

Total operating expenses for the first half of 2017 increased $126.9 million, or 5.6%, compared to the same period in 2016, and consisted primarily of an increase in contractual wages and employee benefit rates, higher fuel costs, and an increase in purchased transportation expense due to higher usage of local and rail purchased transportation and leased revenue equipment.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $44.5 million, or 3.1%, primarily due to a $21.9 million increase in wages and an $18.2 million increase in employee benefit costs, both of which are mostly related to contractual rate increases for union employees, combined with an increase in shipping volumes, which required more employee hours to process freight.

Operating expenses and supplies. Operating expenses and supplies increased $37.2 million, or 9.6%, primarily due to a $28.2 million increase in fuel expense, which was largely driven by higher fuel prices on a per gallon basis. Also, operating expenses increased $8.5 million due to higher technology and operating supply costs.

Purchased transportation. Purchased transportation increased $41.9 million, or 16.6%, primarily due to a $14.0 million increase in rail purchased transportation due to an increase in rail miles and higher rail rates. In addition, vehicle rent expense increased $14.0 million primarily due to higher usage of operating leases for revenue equipment and local and over-the-road purchased transportation expense increased $9.8 million due to higher volume.

Other operating expense. Other operating expense decreased $4.9 million, or 3.7%, primarily due to a reduction in property damage and liability claims expense of $7.8 million due to unfavorable development of prior year claims that negatively impacted the second quarter of 2016.

Gains/losses on property disposals. Net losses on disposals of property were $1.7 million in the first half of 2017 compared to net gains of $11.4 million in the first half of 2016 primarily due to the sale of one property.

Nonoperating expenses, net. Nonoperating expenses, net, increased $1.2 million in the first half of 2017 compared to the first half of 2016 primarily driven by a $2.3 million gain on the disposal of JHJ in the first half of 2016, with no corresponding adjustment in the first half of 2017.

Our effective tax rate for the first half of 2017 and 2016 was 7.4% and 16.1%, respectively. Significant items impacting the 2017 and 2016 rates include a provision for federal alternative minimum tax, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2017 and 2016.

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

YRC Freight Results

YRC Freight represented 62.6% of consolidated operating revenue for the second quarter of 2017, as compared to 62.5% for the second quarter of 2016. YRC Freight represented 62.5% of consolidated operating revenue for the first half of 2017, as compared to 62.3% for the first half of 2016. The table below provides summary financial information for YRC Freight for the second quarter and first half of 2017 and 2016:

	Second Quarter			First Half
(in millions)	2017	2016	Percent Change	2017	2016	Percent Change
Operating revenue	$789.5	$755.0	4.6%	$1,518.4	$1,450.7	4.7%
Operating income	$28.0	$28.4	(1.4)%	$17.5	$32.5	(46.2)%
Operating ratio(a)	96.5%	96.2%	(0.3) pp	98.8%	97.8%	(1.0) pp

(a)	pp represents the change in percentage points

Second Quarter of 2017 Compared to the Second Quarter of 2016

YRC Freight reported operating revenue of $789.5 million in the second quarter of 2017, an increase of $34.5 million, or 4.6%, compared to the same period in 2016. The increase in revenue is primarily attributed to an increase in volume and fuel surcharge revenue, combined with an improvement in yield, excluding fuel surcharge. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the second quarter of 2017 compared to the second quarter of 2016:

	Second Quarter
	2017	2016	Percent Change(b)
Workdays	63.5	64.0

Total picked up revenue (in millions)(a)	$780.8	$749.6	4.2%
Total tonnage (in thousands)	1,627	1,596	1.9%
Total tonnage per day (in thousands)	25.62	24.94	2.7%
Total shipments (in thousands)	2,767	2,683	3.1%
Total shipments per day (in thousands)	43.58	41.93	3.9%
Total picked up revenue per hundred weight	$24.00	$23.48	2.2%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$21.53	$21.30	1.1%
Total picked up revenue per shipment	$282	$279	1.0%
Total picked up revenue per shipment (excluding fuel surcharge)	$253	$253	(0.1)%
Total weight per shipment (in pounds)	1,176	1,190	(1.2)%

	Second Quarter
(in millions)	2017	2016
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$789.5	$755.0
Change in revenue deferral and other	(8.7)	(5.4)
Total picked up revenue	$780.8	$749.6

(a)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue

(b)	Percent change based on unrounded figures and not the rounded figures presented

Operating income for YRC Freight was $28.0 million in the second quarter of 2017 compared to operating income of $28.4 million in the second quarter of 2016. Operating expenses increased $34.9 million, or 4.8%, primarily due to an increase in contractual wages, higher fuel costs and an increase in purchased transportation expense.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $7.6 million, or 1.7%, primarily due to an $8.6 million increase in wages, which are related to contractual rate increases for union employees, combined with an increase in shipping volumes, which required more employee hours to process freight.

Operating expenses and supplies. Operating expenses and supplies increased $6.7 million, or 5.2%, primarily due to a $4.2 million increase in fuel expense, which was driven by higher fuel prices on a per gallon basis.

Purchased transportation. Purchased transportation increased $18.1 million, or 17.5%, primarily due to a $7.8 million increase in rail purchased transportation due to an increase in rail miles and higher rail rates. Local and over-the-road purchased transportation expense increased $5.1 million due to higher volume and vehicle rent expense increased $3.9 million due to higher usage of operating leases and short-term rentals for revenue equipment.

Other operating expense. Other operating expense decreased $6.1 million, or 13.6%, primarily due to a reduction in property damage and liability claims expense of $7.6 million due to unfavorable development of prior year claims that negatively impacted the second quarter of 2016.

Gains/losses on property disposals. Net gains on disposals of property were $1.4 million in the second quarter of 2017 compared to $11.2 million in the second quarter of 2016 primarily due to the sale of one property.

First Half of 2017 Compared to the First Half of 2016

YRC Freight reported operating revenue of $1,518.4 million in the first half of 2017, an increase of $67.7 million, or 4.7%, compared to the same period in 2016. The increase in revenue is primarily attributed to an increase in volume and fuel surcharge revenue. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the first half of 2017 compared to the first half of 2016:

	First Half
	2017	2016	Percent Change(b)
Workdays	127.5	127.5

Total picked up revenue (in millions)(a)	$1,509.0	$1,445.2	4.4%
Total tonnage (in thousands)	3,174	3,081	3.0%
Total tonnage per day (in thousands)	24.89	24.17	3.0%
Total shipments (in thousands)	5,353	5,197	3.0%
Total shipments per day (in thousands)	41.98	40.76	3.0%
Total picked up revenue per hundred weight	$23.77	$23.45	1.4%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$21.30	$21.36	(0.3)%
Total picked up revenue per shipment	$282	$278	1.4%
Total picked up revenue per shipment (excluding fuel surcharge)	$253	$253	(0.3)%
Total weight per shipment (in pounds)	1,186	1,186	—%

	First Half
(in millions)	2017	2016
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,518.4	$1,450.7
Change in revenue deferral and other	(9.4)	(5.5)
Total picked up revenue	$1,509.0	$1,445.2

(a)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue

(b)	Percent change based on unrounded figures and not the rounded figures presented

Operating income for YRC Freight was $17.5 million in the first half of 2017 compared to $32.5 million in the first half of 2016. Operating expenses increased $82.7 million, or 5.8%, primarily due to an increase in contractual wages and employee benefit costs, higher fuel costs and an increase in purchased transportation expense.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $21.6 million, or 2.5%, primarily due to a $13.2 million increase in wages and an $8.2 million increase in employee benefit costs, both of which are related to contractual rate increases for union employees, combined with an increase in shipping volumes, which required more employee hours to process freight.

Operating expenses and supplies. Operating expenses and supplies increased $23.4 million, or 9.4%, primarily due to a $16.8 million increase in fuel expense, which was largely driven by higher fuel prices on a per gallon basis. Also, operating expenses increased by $5.6 million due to higher technology and operating supply costs.

Purchased transportation. Purchased transportation increased $31.4 million, or 16.6%, primarily due to a $14.0 million increase in rail purchased transportation due to an increase in rail miles and higher rail rates. Local and over-the-road purchased transportation expense increased $7.4 million due to higher volume and vehicle rent expense increased $7.5 million due to higher usage of operating leases and short-term rentals for revenue equipment.

Other operating expense. Other operating expense decreased $4.0 million, or 4.9%, primarily due to a reduction in property damage and liability claims expense of $5.3 million due to unfavorable development of prior year claims that negatively impacted the second quarter of 2016.

Gains/losses on property disposals. Net losses on disposals of property were $0.7 million in the first half of 2017 compared to net gains of $12.0 million in the first half of 2016 primarily due to the sale of one property.

Regional Transportation Results

Regional Transportation represented 37.4% of consolidated operating revenue for the second quarter of 2017, as compared to 37.5% for the second quarter of 2016. Regional Transportation represented 37.5% of consolidated operating revenue for the first half of 2017, as compared to 37.7% for the first half of 2016. The table below provides summary financial information for Regional Transportation for the second quarter and first half of 2017 and 2016:

	Second Quarter			First Half
(in millions)	2017	2016	Percent Change	2017	2016	Percent Change
Operating revenue	$471.2	$452.8	4.1%	$913.0	$877.6	4.0%
Operating income	$25.3	$30.6	(17.3)%	$37.5	$43.0	(12.8)%
Operating ratio(a)	94.6%	93.2%	(1.4) pp	95.9%	95.1%	(0.8) pp

(a)	pp represents the change in percentage points

Second Quarter of 2017 Compared to the Second Quarter of 2016

Regional Transportation reported operating revenue of $471.2 million for the second quarter of 2017, an increase of $18.4 million, or 4.1%, from the second quarter of 2016. The increase in revenue is primarily attributed to an increase in volume and fuel surcharge revenue, while yield, excluding fuel surcharge, is comparable to prior year. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the second quarter of 2017 compared to the second quarter of 2016:

	Second Quarter
	2017	2016	Percent Change(b)
Workdays	63.5	64.0

Total picked up revenue (in millions)(a)	$472.2	$453.4	4.2%
Total tonnage (in thousands)	2,036	1,980	2.8%
Total tonnage per day (in thousands)	32.06	30.94	3.6%
Total shipments (in thousands)	2,725	2,696	1.1%
Total shipments per day (in thousands)	42.92	42.12	1.9%
Total picked up revenue per hundred weight	$11.60	$11.45	1.3%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$10.43	$10.40	0.2%
Total picked up revenue per shipment	$173	$168	3.0%
Total picked up revenue per shipment (excluding fuel surcharge)	$156	$153	1.9%
Total weight per shipment (in pounds)	1,494	1,469	1.7%

	Second Quarter
(in millions)	2017	2016
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$471.2	$452.8
Change in revenue deferral and other	1.0	0.6
Total picked up revenue	$472.2	$453.4

(a)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods

(b)	Percent change based on unrounded figures and not the rounded figures presented

Operating income for Regional Transportation was $25.3 million for the second quarter of 2017 compared to $30.6 million for the second quarter of 2016. Operating expenses increased $23.7 million, or 5.6%, primarily due to an increase in contractual wages and employee benefit costs, higher fuel costs and higher usage of leased revenue equipment.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $10.4 million, or 3.9%, primarily due to a $6.3 million increase in wages and a $5.6 million increase in employee benefit costs, both of which are related to contractual rate increases for union employees, combined with an increase in shipping volumes, which required more employee hours to process freight.

Operating expenses and supplies. Operating expenses and supplies increased $5.9 million, or 7.5%, primarily due to a $3.0 million increase in fuel expense, which was largely driven by higher fuel prices on a per gallon basis.

Purchased transportation. Purchased transportation increased $4.8 million, or 14.2%, primarily due to a $2.7 million increase in vehicle rent expense due to higher usage of operating leases for revenue equipment.

Other operating expenses. Other operating expenses increased $2.5 million, or 10.3%, due to a $1.3 million increase in our property damage and liability claims as a result of unfavorable development on current year claims which negatively impacted second quarter of 2017.

First Half of 2017 Compared to the First Half of 2016

Regional Transportation reported operating revenue of $913.0 million for the first half of 2017, an increase of $35.4 million, or 4.0%, from the first half of 2016. The increase in revenue is primarily attributed to an increase in volume and fuel surcharge revenue, while yield, excluding fuel surcharge, is comparable to prior year. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the first half of 2017 compared to the first half of 2016:

	First Half
	2017	2016	Percent Change(b)
Workdays	127.5	128.5

Total picked up revenue (in millions)(a)	$915.4	$880.0	4.0%
Total tonnage (in thousands)	3,960	3,880	2.1%
Total tonnage per day (in thousands)	31.06	30.20	2.9%
Total shipments (in thousands)	5,270	5,254	0.3%
Total shipments per day (in thousands)	41.34	40.88	1.1%
Total picked up revenue per hundred weight	$11.56	$11.34	1.9%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$10.38	$10.36	0.2%
Total picked up revenue per shipment	$174	$168	3.7%
Total picked up revenue per shipment (excluding fuel surcharge)	$156	$153	2.0%
Total weight per shipment (in pounds)	1,503	1,477	1.7%

	First Half
(in millions)	2017	2016
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$913.0	$877.6
Change in revenue deferral and other	2.4	2.4
Total picked up revenue	$915.4	$880.0

(a)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods

(b)	Percent change based on unrounded figures and not the rounded figures presented

Operating income for Regional Transportation was $37.5 million for the first half of 2017, as compared to $43.0 million for the first half of 2016. Operating expenses increased by a $40.9 million, or 4.9%, primarily due to an increase in contractual wages and employee benefit costs, higher fuel costs and higher usage of leased revenue equipment.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $18.3 million, or 3.4%, primarily due to an $8.3 million increase in wages and a $12.2 million increase in employee benefit costs, both of which are related to contractual rate increases for union employees, combined with an increase in shipping volumes, which required more employee hours to process freight.

Operating expenses and supplies. Operating expenses and supplies increased $15.3 million, or 9.8%, primarily due to an $11.3 million increase in fuel expense, which was largely driven by higher fuel prices on a per gallon basis.

Purchased transportation. Purchased transportation increased $10.3 million, or 16.4%, primarily due to a $6.5 million increase in vehicle rent expense due to higher usage of operating leases for revenue equipment and $2.4 million increase in local purchased transportation expense due to higher volume.

Other operating expenses. Other operating expenses decreased $1.0 million, or 2.0%, due to a $2.5 million decrease in our property damage and liability claims as a result of more favorable development on our prior year claims in 2017.

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

Consolidated Adjusted EBITDA

The reconciliation of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA (defined in our Term Loan Agreement as “Consolidated EBITDA”) for the second quarter and first half of 2017 and 2016, and the trailing twelve months ended June 30, 2017 and 2016, is as follows:

	Second Quarter		First Half		Trailing Twelve Months Ended
(in millions)	2017	2016	2017	2016	June 30, 2017	June 30, 2016
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$19.0	$27.1	$(6.3)	$15.1	$0.1	$11.4
Interest expense, net	25.6	26.1	50.8	52.1	101.7	103.9
Income tax expense (benefit)	3.6	4.7	(0.5)	2.9	(0.3)	(5.9)
Depreciation and amortization	37.2	38.5	74.3	79.2	154.9	160.0
EBITDA	85.4	96.4	118.3	149.3	256.4	269.4
Adjustments for Term Loan Agreement:
(Gains) losses on property disposals, net	(1.0)	(11.1)	1.7	(11.4)	(1.5)	(10.1)
Letter of credit expense	1.7	2.1	3.4	4.3	6.8	8.7
Restructuring professional fees	—	—	2.2	—	2.2	0.2
Nonrecurring consulting fees	—	—	—	—	—	(0.8)
Permitted dispositions and other	0.7	(0.4)	0.8	(0.4)	4.2	(0.3)
Equity-based compensation expense	2.6	2.7	4.0	4.5	6.8	9.3
Amortization of ratification bonus	—	—	—	4.6	—	13.7
Non-union pension settlement charge	—	—	—	—	—	28.7
Other, net(a)	1.7	1.7	3.9	3.4	2.6	0.6
Adjusted EBITDA	$91.1	$91.4	$134.3	$154.3	$277.5	$319.4

(a)	As required under our Term Loan Agreement, Other, net shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Segment Adjusted EBITDA

The following represents Adjusted EBITDA by segment for the second quarter and first half of 2017 and 2016:

	Second Quarter		First Half
(in millions)	2017	2016	2017	2016
Adjusted EBITDA by segment:
YRC Freight	$48.3	$43.9	$63.2	$74.0
Regional Transportation	42.2	47.7	71.6	81.1
Corporate and other	0.6	(0.2)	(0.5)	(0.8)
Adjusted EBITDA	$91.1	$91.4	$134.3	$154.3

The reconciliation of operating income (loss), by segment, to Adjusted EBITDA for the second quarter and first half of 2017 and 2016, is as follows:

	Second Quarter		First Half
YRC Freight segment (in millions)	2017	2016	2017	2016
Reconciliation of operating income to Adjusted EBITDA:
Operating income	$28.0	$28.4	$17.5	$32.5
Depreciation and amortization	21.2	22.3	42.5	45.0
(Gains) losses on property disposals, net	(1.4)	(11.2)	0.7	(12.0)
Letter of credit expense	1.1	1.4	2.2	2.8
Amortization of ratification bonus	—	—	—	3.0
Other, net(a)	(0.6)	3.0	0.3	2.7
Adjusted EBITDA	$48.3	$43.9	$63.2	$74.0

	Second Quarter		First Half
Regional Transportation segment (in millions)	2017	2016	2017	2016
Reconciliation of operating income to Adjusted EBITDA:
Operating income	$25.3	$30.6	$37.5	$43.0
Depreciation and amortization	16.0	16.2	31.8	34.2
Losses on property disposals, net	0.4	0.1	1.0	0.6
Letter of credit expense	0.6	0.7	1.1	1.4
Amortization of ratification bonus	—	—	—	1.6
Other, net(a)	(0.1)	0.1	0.2	0.3
Adjusted EBITDA	$42.2	$47.7	$71.6	$81.1

	Second Quarter		First Half
Corporate and other (in millions)	2017	2016	2017	2016
Reconciliation of operating loss to Adjusted EBITDA:
Operating loss	$(3.3)	$(1.8)	$(8.0)	$(4.9)
Letter of credit expense	—	—	0.1	0.1
Restructuring professional fees	—	—	2.2	—
Permitted dispositions and other	0.7	(0.4)	0.8	(0.4)
Equity-based compensation expense	2.6	2.7	4.0	4.5
Other, net(a)	0.6	(0.7)	0.4	(0.1)
Adjusted EBITDA	$0.6	$(0.2)	$(0.5)	$(0.8)

(a)	As required under our Term Loan Agreement, Other, net shown in the above tables consists of the impact of certain items to be included in Adjusted EBITDA.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective net cash flow from operations. As of June 30, 2017, our availability under our ABL Facility was $82.4 million, which is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $359.7 million of outstanding letters of credit. Of the $82.4 million in availability, our Managed Accessibility was $38.2 million based on our springing fixed charge coverage ratio (as set forth in our ABL Facility). Our cash and cash equivalents and Managed Accessibility was $253.4 million as of June 30, 2017.

Outside of funding normal operations, our principal uses of cash include making contributions to our single-employer pension plans and various multi-employer pension funds, and meeting our other cash obligations including, but not limited to, paying principal and interest on our funded debt, payments on our equipment leases and funding capital expenditures.

As of June 30, 2017, we had $1,000.8 million in aggregate par value of outstanding indebtedness, the majority of which matures in 2019. We also have future funding obligations for our single-employer pension plans and various multi-employer pension funds. We expect our funding obligations for the remainder of 2017 for our single-employer pension plans and multi-employer pension funds will be $39.7 million and $46.8 million, respectively. In addition, we have, and will continue to have, operating lease obligations. As of June 30, 2017, our operating lease payment obligations through 2030 totaled $298.8 million and are expected to increase as we lease additional revenue equipment. Additionally, for the first half of 2017, we entered into new operating leases for revenue equipment totaling $13.2 million in future lease payments, payable over an average lease term of five years.

Our capital expenditures for the first half of 2017 and 2016 were $39.0 million and $47.3 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, to refurbish engines for our revenue fleet, and for capitalized costs to improve our technology infrastructure.

As of June 30, 2017, our Standard & Poor’s Corporate Family Rating was “B-” with a stable outlook and Moody’s Investor Service Corporate Family Rating was “B3” with a stable outlook. In connection with the Term Loan Amendment on July 26, 2017, Moody’s Investor Service updated the Company’s outlook to positive and affirmed the rating of “B3.”

Credit Facility Covenants

Our Term Loan Agreement has certain financial covenants that, among other things, restricts certain capital expenditures and requires us to not exceed a maximum total leverage ratio (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA. These covenants were modified as part of the Term Loan Amendment on July 26, 2017, which is more fully described in the “Debt and Financing” footnote to the consolidated financial statements.

We believe that our results of operations will be sufficient to allow us to comply with the covenants in the Term Loan Agreement, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for at least the next twelve months. To maintain compliance with the maximum total leverage ratio over the tenor of the Term Loan and satisfy our liquidity needs, we would have to achieve operating results that reflect a slight improvement to our 2016 Adjusted EBITDA. Means for improving our profitability may include streamlining our support structure, as well as ongoing successful implementation and realization of pricing, productivity and efficiency initiatives, in addition to increased volume, some of which are outside of our control. During the first half of 2017, the Company strategically identified opportunities to streamline overhead costs and reduce operational inefficiencies and those cost reductions continue to be expected through the remainder of 2017.

Cash Flows

Operating Cash Flow

Cash flows provided by operating activities were $38.4 million during the first half of 2017, compared to $47.5 million during the first half of 2016, respectively. The decrease in operating cash flows was primarily attributable to a net loss of $6.3 million million in the first half of 2017 compared to net income of $15.1 million in the first half of 2016, in addition to the $11.4 million gain on property disposals recognized in the first half of 2016, compared to a $1.7 million loss in the first half of 2017.

Investing Cash Flow

Cash flows provided by investing activities was $52.7 million during the first half of 2017 compared to $45.4 million during the first half of 2016, largely driven by a net receipt of $85.0 million in restricted escrow refunds in 2017 compared to a net receipt of $57.1 million in 2016. Offsetting this increase, net proceeds from the disposal of property decreased $14.3 million during the first half of 2017 compared to the first half of 2016, and cash flows in 2016 included $14.6 million in net proceeds from the sale of JHJ.

Financing Cash Flow

Cash flows used in financing activities for the first half of 2017 and 2016 was $12.6 million and $23.2 million, respectively, which consists primarily of repayments on our long-term debt.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual cash obligations and other commercial commitments as of June 30, 2017.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of June 30, 2017:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ABL Facility(a)	$30.2	$7.1	$14.3	$8.8	$—
Term Loan(b)	917.2	107.5	149.5	142.1	518.1
Lease financing obligations(c)	121.2	42.7	47.9	14.9	15.7
Pension deferral obligations(d)	119.3	7.5	111.8	—	—
Workers’ compensation, property damage and liability claims obligations(e)	365.9	99.1	117.1	52.0	97.7
Operating leases(f)	298.8	101.8	136.1	46.1	14.8
Other contractual obligations(g)	16.5	15.7	0.7	0.1	—
Capital expenditures and other (h)	45.2	45.2	—	—	—
Total contractual obligations	$1,914.3	$426.6	$577.4	$264.0	$646.3

(a)
The ABL Facility, which has been updated to reflect the Term Loan Amendment on July 26, 2017, includes future payments for the letter of credit and unused line fees and are not included on the Company’s consolidated balance sheets.

(b)
The Term Loan, which has been updated to reflect the Term Loan Amendment on July 26, 2017, includes principal and interest payments, but excludes unamortized discounts. The extended maturity date to July 26, 2022 is subject to the extension of the Second A&R CDA.

(c)
The lease financing obligations include interest payments of $78.8 million and principal payments of $42.4 million. The remaining principal obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

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

(g)	Other contractual obligations includes future service agreements and certain maintenance agreements and are not included on the Company’s consolidated balance sheets.

(h)	Capital expenditure obligations primarily includes noncancelable purchase and lease orders for revenue equipment not yet delivered and are not included in the Company’s consolidated balance sheets.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

		Amount of Commitment Expiration Per Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ABL Facility availability (a)	$82.4	$—	$—	$82.4	$—
Letters of credit(b)	359.7	—	—	359.7	—
Surety bonds(c)	126.4	126.4	—	—	—
Total commercial commitments	$568.5	$126.4	$—	$442.1	$—

(a)
Availability under the ABL Facility is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our outstanding letters of credit. Managed Accessibility was $38.2 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and fuel price volatility. The risk inherent in our market risk-sensitive instruments and positions is the potential loss or increased expense arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk-sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of June 30, 2017 and have concluded that our disclosure controls and procedures were effective as of June 30, 2017.

We are in the process of implementing the human resources and payroll modules of a new comprehensive enterprise resource planning (ERP) system across most of our operating companies, with a phased-in implementation approach, in which the first phase goes live January 1, 2018. The system implementation was designed, in part, to enhance the overall system of internal control over financial reporting through enhanced automation and streamlining business processes across operating companies. Although the processes that constitute our internal control over financial reporting have been affected by the implementation, the Company is performing pre-implementation procedures as part of its assessment of the effectiveness of internal control over financial reporting. We do not believe that the implementation will have a material adverse effect on our internal controls over financial reporting.

Other than as described above, there were no additional changes in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” note to our consolidated financial statements included with this quarterly report on Form 10-Q, and that discussion is incorporated by reference herein.

Item 1A. Risk Factors

There were no material changes during the quarter to the Risk Factors disclosed in Part I, Item 1A - “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016.
Item 5. Other Information

Item 6. Exhibits

21.1*	Subsidiaries of the Company.

31.1*	Certification of James L. Welch filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Stephanie D. Fisher filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James L. Welch furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Stephanie D. Fisher furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
__________________________
* Indicates documents filed herewith.
+ Indicates management contract, compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YRC WORLDWIDE INC.

Date: August 3, 2017	/s/ James L. Welch
James L. Welch
Chief Executive Officer

Date: August 3, 2017	/s/ Stephanie D. Fisher
Stephanie D. Fisher
Chief Financial Officer