Form 10-Q
period 2017-09-30
YRC Worldwide Inc.
filed 2017-11-02
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2017
Common Stock, $0.01 par value per share	33,518,313 shares

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries
(Amounts in millions except share and per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$160.8	$136.7
Restricted amounts held in escrow	54.0	126.7
Accounts receivable, net	528.5	448.7
Prepaid expenses and other	66.6	68.7
Total current assets	809.9	780.8
Property and Equipment:
Cost	2,751.7	2,787.0
Less – accumulated depreciation	(1,932.6)	(1,916.4)
Net property and equipment	819.1	870.6
Intangibles, net	27.8	27.2
Restricted amounts held in escrow	—	12.3
Deferred income taxes, net	—	24.9
Other assets	44.8	54.2
Total Assets	$1,701.6	$1,770.0
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$175.0	$160.6
Wages, vacations and employee benefits	212.1	191.0
Deferred income taxes, net	—	24.9
Claims and insurance accruals	116.0	114.9
Other accrued taxes	27.6	27.6
Other current and accrued liabilities	24.2	26.1
Current maturities of long-term debt	28.5	16.8
Total current liabilities	583.4	561.9
Other Liabilities:
Long-term debt, less current portion	913.0	980.3
Deferred income taxes, net	3.1	3.6
Pension and postretirement	316.3	358.2
Claims and other liabilities	289.5	282.2
Commitments and contingencies
Shareholders’ Deficit:
Preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	0.3	0.3
Capital surplus	2,322.1	2,319.2
Accumulated deficit	(2,221.1)	(2,217.8)
Accumulated other comprehensive loss	(412.3)	(425.2)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(403.7)	(416.2)
Total Liabilities and Shareholders’ Deficit	$1,701.6	$1,770.0
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
YRC Worldwide Inc. and Subsidiaries
For the Three Months and Nine Months Ended September 30
(Amounts in millions except per share data, shares in thousands)
(Unaudited)

	Three Months		Nine Months
	2017	2016	2017	2016
Operating Revenue	$1,251.2	$1,221.3	$3,682.4	$3,549.2
Operating Expenses:
Salaries, wages and employee benefits	726.8	715.8	2,188.1	2,132.6
Operating expenses and supplies	216.6	206.9	642.6	595.7
Purchased transportation	169.1	156.8	463.2	409.0
Depreciation and amortization	36.7	40.3	111.0	119.5
Other operating expenses	60.6	62.5	187.4	194.2
(Gains) losses on property disposals, net	1.3	0.2	3.0	(11.2)
Total operating expenses	1,211.1	1,182.5	3,595.3	3,439.8
Operating Income	40.1	38.8	87.1	109.4
Nonoperating Expenses:
Interest expense	25.9	25.6	77.0	77.9
Other, net	10.3	(1.2)	13.0	(0.9)
Nonoperating expenses, net	36.2	24.4	90.0	77.0
Income (loss) before income taxes	3.9	14.4	(2.9)	32.4
Income tax expense	0.9	0.5	0.4	3.4
Net income (loss)	3.0	13.9	(3.3)	29.0
Other comprehensive income, net of tax	2.5	2.3	12.9	2.9
Comprehensive Income	$5.5	$16.2	$9.6	$31.9

Average Common Shares Outstanding – Basic	32,723	32,466	32,550	32,398
Average Common Shares Outstanding – Diluted	33,592	33,194	32,550	32,915

Income (loss) Per Share – Basic	$0.09	$0.43	$(0.10)	$0.89
Income (loss) Per Share – Diluted	$0.09	$0.42	$(0.10)	$0.88
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Nine Months Ended September 30
(Amounts in millions)
(Unaudited)

	2017	2016
Operating Activities:
Net income (loss)	$(3.3)	$29.0
Noncash items included in net income (loss):
Depreciation and amortization	111.0	119.5
Noncash equity-based compensation and employee benefits expense	16.9	16.2
Deferred income tax benefit	(4.8)	—
(Gains) losses on property disposals, net	3.0	(11.2)
Gain on disposal of equity method investment	—	(2.3)
Other noncash items, net	12.5	7.6
Changes in assets and liabilities, net:
Accounts receivable	(78.8)	(49.7)
Accounts payable	12.9	0.8
Other operating assets	11.4	4.1
Other operating liabilities	(16.6)	(28.0)
Net cash provided by operating activities	64.2	86.0
Investing Activities:
Acquisition of property and equipment	(70.8)	(75.4)
Proceeds from disposal of property and equipment	8.2	26.5
Restricted escrow receipts	95.0	112.1
Restricted escrow deposits	(10.0)	(32.9)
Proceeds from disposal of equity method investment, net	—	14.6
Net cash provided by investing activities	22.4	44.9
Financing Activities:
Repayments of long-term debt	(48.2)	(26.5)
Debt issuance costs	(14.3)	(1.8)
Net cash used in financing activities	(62.5)	(28.3)
Net Increase In Cash and Cash Equivalents	24.1	102.6
Cash and Cash Equivalents, Beginning of Period	136.7	173.8
Cash and Cash Equivalents, End of Period	$160.8	$276.4

Supplemental Cash Flow Information:
Interest paid	$(78.7)	$(68.5)
Income tax refund (payment), net	3.2	(4.1)
The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Nine Months Ended September 30, 2017
(Amounts in millions)
(Unaudited)

Preferred Stock:
Beginning and ending balance	$—
Common Stock:
Beginning and ending balance	$0.3
Capital Surplus:
Beginning balance	$2,319.2
Equity-based compensation	2.9
Ending balance	$2,322.1
Accumulated Deficit:
Beginning balance	$(2,217.8)
Net loss	(3.3)
Ending balance	$(2,221.1)
Accumulated Other Comprehensive Loss:
Beginning balance	$(425.2)
Reclassification of prior net pension actuarial losses, net of tax	6.9
Foreign currency translation adjustments	6.0
Ending balance	$(412.3)
Treasury Stock, At Cost:
Beginning and ending balance	$(92.7)
Total Shareholders’ Deficit	$(403.7)
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

•
Regional Transportation is the reporting segment for our transportation service providers focused on business opportunities in the regional and next-day delivery markets. Regional Transportation is comprised of USF Holland LLC (“Holland”), New Penn Motor Express LLC (“New Penn”), and USF Reddaway Inc. (“Reddaway”). These companies each provide regional, next-day ground services in their respective regions through a network of facilities located across the United States, Canada, and Puerto Rico.

At September 30, 2017, approximately 78% of our labor force is subject to collective bargaining agreements, which predominantly expire in March 2019.

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

Fair Value of Financial Instruments

The following table summarizes the fair value hierarchy of our financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2017:

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

Equity Method Investment

On October 23, 2015, the Company entered into a sale and purchase agreement to sell its fifty percent equity interest in its Chinese joint venture, JHJ International Transportation Co., Ltd. (“JHJ”), for a purchase price of $16.3 million, which subsequently closed on March 30, 2016. At closing, we received proceeds of $16.3 million and paid transaction fees of $1.7 million. As of March 30, 2016, the carrying value of the investment was $22.7 million with an offsetting cumulative foreign translation adjustment of $10.4 million, resulting in a net gain on the transaction of $2.3 million. The gain on the transaction is included in “Nonoperating expenses - Other, net” in the accompanying statement of consolidated comprehensive loss for the three and nine months ended September 30, 2016.

Reclassifications Out of Accumulated Other Comprehensive Loss

For the three and nine months ended September 30, 2017, we reclassified the amortization of our prior net pension losses, net of tax, totaling $(0.9) million and $6.9 million, respectively, from accumulated other comprehensive loss to net income (loss). For the three and nine months ended September 30, 2016, we reclassified the amortization of our prior net pension losses, net of tax, totaling $3.5 million and $10.3 million, respectively, from accumulated other comprehensive loss to net income. This reclassification is a component of net periodic pension cost and is discussed in the “Employee Benefits” footnote to the consolidated financial statements. In addition, for the three and nine months ended September 30, 2016, we also reclassified foreign currency translation adjustments of $10.4 million related to our investment in JHJ from accumulated other comprehensive loss to net income, as discussed in the “Equity Method Investment” section above.

Impact of Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which defers the effective date of ASU 2014-9, Revenue from Contracts with Customers. The new standard introduces a five-step model to determine when and how revenue is recognized. The premise of the new model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect using a modified retrospective approach. The Company has completed the process of reviewing customer contracts and we believe the model in which our transportation revenue is recognized under the new standard will not be materially impacted. The Company will formalize an assessment, including the impacts of new expanded disclosure requirements and the impacts on the Company’s internal control over financial reporting, in the fourth quarter of 2017 and will adopt the new standard in the first quarter of 2018 using the modified retrospective transition approach.

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

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires companies to present the service cost component of net benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. All other components of net benefit cost are presented outside of any subtotal for operating income, if one is presented. The new standard is effective for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period with retrospective application. Early application is permitted for the first quarter of 2017. The Company will adopt the standard in the first quarter of 2018. For the three and nine months ended September 30, 2017, the amount to be reclassified to “Other, net” in nonoperating expenses from “Salaries, wages and employee benefits” in operating expenses is $1.9 million and $5.7 million, respectively, if adopted. Accordingly, the Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

3. Debt and Financing

Our outstanding debt as of September 30, 2017 consisted of the following:

As of September 30, 2017 (in millions)	Par Value	Discount	Debt Issuance Costs	Book Value	Stated Interest Rate		Average Effective Interest Rate
Term Loan	$599.1	$(11.0)	$(8.5)	$579.6	9.7%	(a)	10.1%
ABL Facility	—	—	—	—	N/A		N/A
Secured Second A&R CDA	26.9	—	(0.1)	26.8	4.3-18.3%		7.5%
Unsecured Second A&R CDA	73.2	—	(0.3)	72.9	4.3-18.3%		7.5%
Lease financing obligations	263.2	—	(1.0)	262.2	9.0-18.2%		12.0%
Total debt	$962.4	$(11.0)	$(9.9)	$941.5
Current maturities of Term Loan	(17.0)	—	—	(17.0)
Current maturities of lease financing obligations	(11.5)	—	—	(11.5)
Long-term debt	$933.9	$(11.0)	$(9.9)	$913.0

(a)	Variable interest rate of 1, 3 or 6-month LIBOR, with a floor of 1.0%, plus a fixed margin of 8.50%.

ABL Facility Availability

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our asset-based loan facility (the
“ABL Facility”) and any prospective net cash flow from operations. As of September 30, 2017, our availability under our ABL Facility was $94.0 million, which is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $356.0 million of outstanding letters of credit. Of the $94.0 million in availability, we do not expect to access more than $49.0 million (“Managed Accessibility”) based on our springing fixed charge coverage ratio (as set forth in our ABL Facility). Our cash and cash equivalents and Managed Accessibility was $209.8 million as of September 30, 2017.

Term Loan Amendment

On July 26, 2017, the Company entered into Amendment No. 4 (the “Amendment”) to the credit agreement (the “Term Loan Agreement”) governing our term loan facility (the “Term Loan”), which extended the maturity date to July 26, 2022 subject to the extension of the Secured and Unsecured Second Amended and Restated Contribution Deferral Agreement (the “Second A&R CDA”) on or before November 1, 2019 to a date that is at least 91 days after the final maturity date of the Term Loan.
If the Second A&R CDA is not extended, the maturity date of the Term Loan will spring back to November 1, 2019. The Amendment provided that the outstanding term loans under the Term Loan Agreement are satisfied and discharged in full and that the Company incurred new term loans in the aggregate principal amount of $600 million. The Amendment increased the annual principal payments from 1% to 3% per annum and increased the applicable interest rate, at either the applicable LIBOR (subject to a floor of 1%), plus a margin of 8.50% or an alternative base rate (as defined in the Term Loan Agreement) plus a margin of 6.50%. In connection with the Amendment, the Company paid $35.2 million in principal and incurred $9.7 million in original issuance discount and an estimated $8.1 million in transaction costs for third party fees.

The Amendment resulted in a partial extinguishment of $1.5 million in capitalized original issuance discount and unamortized deferred debt issuance costs relating to the existing Term Loan. The $9.7 million in original issuance discount relating to the Amendment was capitalized and will be amortized through interest expense over the life of the Term Loan. Of the $8.1 million in transaction fees, $6.7 million was expensed as debt issuance costs in proportion to the Term Loan that was modified in the third quarter (presented within “Other, net” on the statement of consolidated comprehensive income) and the remaining $1.4 million was capitalized and will be amortized over the life of the Term Loan.

As a result of the extension in the maturity date under the Term Loan, the maturity date of the ABL will extend to June 28, 2021, as provided under Amendment No. 2 to the ABL, provided the final condition to the Term Loan’s extension is met upon the extension of the Second A&R CDA. Otherwise, the maturity date of the ABL is February 13, 2019.

Credit Facility Covenants

The Term Loan Agreement governing our Term Loan has certain financial covenants, as amended on July 26, 2017, that, among other things, restrict certain capital expenditures and require us to comply with a maximum total leverage ratio covenant (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA as defined below).

Our total maximum leverage ratio covenants are as follows:

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
September 30, 2017	3.75 to 1.00	September 30, 2019	3.25 to 1.00
December 31, 2017	3.50 to 1.00	December 31, 2019	3.00 to 1.00
March 31, 2018	3.50 to 1.00	March 31, 2020	3.00 to 1.00
June 30, 2018	3.50 to 1.00	June 30, 2020	3.00 to 1.00
September 30, 2018	3.50 to 1.00	September 30, 2020	2.75 to 1.00
December 31, 2018	3.50 to 1.00	December 31, 2020	2.75 to 1.00
March 31, 2019	3.25 to 1.00	March 31, 2021	2.75 to 1.00
June 30, 2019	3.25 to 1.00	June 30, 2021 and thereafter	2.50 to 1.00

Consolidated Adjusted EBITDA, defined in our Term Loan Agreement as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring professional fees and other transaction costs related to issuances of debt, non-recurring consulting fees, expenses associated with certain lump sum payments to our union employees and the gains or losses from permitted dispositions and discontinued operations. Consolidated Total Debt, as defined in our Term Loan Agreement, is the aggregate principal amount of indebtedness outstanding. Our total leverage ratio for the four consecutive fiscal quarters ending September 30, 2017 was 3.52 to 1.00.

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

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	September 30, 2017		December 31, 2016
(in millions)	Book Value	Fair value	Book Value	Fair value
Term Loan	$579.6	$590.8	$627.2	$638.1
Lease financing obligations	262.2	212.3	268.6	259.1
Second A&R CDA	99.7	98.7	101.3	101.8
Total debt	$941.5	$901.8	$997.1	$999.0

The fair values of the Term Loan and the Second A&R CDA were estimated based on observable prices (level two inputs for fair value measurements). The fair value of the lease financing obligations is estimated using a publicly-traded secured loan with similar characteristics (level three input for fair value measurement).

Leases

As of September 30, 2017, our operating lease payment obligations through 2030 totaled $282.5 million and are expected to increase as we lease additional revenue equipment. Additionally, for the nine months ended September 30, 2017, we entered into new operating leases for revenue equipment totaling $26.2 million in future lease payments, payable over an average lease term of five years.

Our capital expenditures for the nine months ended September 30, 2017 and 2016 were $70.8 million and $75.4 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, to refurbish engines for our revenue fleet, and for capitalized costs to improve our technology infrastructure.

4. Employee Benefits

Qualified and Nonqualified Defined Benefit Pension Plans

The following table presents the components of our Company-sponsored pension costs for the three and nine months ended September 30:

	Three Months		Nine Months
(in millions)	2017	2016	2017	2016
Service cost	$1.3	$1.6	$3.9	$4.8
Interest cost	12.8	14.0	38.4	42.0
Expected return on plan assets	(14.8)	(14.2)	(44.4)	(42.4)
Amortization of prior net pension loss	3.9	3.5	11.7	10.3
Total periodic pension cost	$3.2	$4.9	$9.6	$14.7

We expect to contribute $54.1 million to our Company-sponsored pension plans in 2017 of which we have contributed $39.9 million through September 30, 2017.

5. Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2017 was 23.1% and (13.8)%, respectively, compared to 3.5% and 10.5% for the three and nine months ended September 30, 2016, respectively. The significant items impacting the 2017 rates include a benefit recognized due to the application of ASC 740, Income Taxes (“ASC 740”), guidance regarding intra-period tax allocation, a net state and foreign tax provision, foreign withholding taxes related to a dividend from a foreign subsidiary, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2017. The significant items impacting the 2016 rates include a provision for federal alternative minimum tax, a refund from a prior year amended return, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2016. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At September 30, 2017 and December 31, 2016, substantially all of our net deferred tax assets were subject to a valuation allowance.

6. Shareholders’ Deficit

The following reflects the activity in the shares of our common stock for the nine months ended September 30, 2017:

(shares in thousands)	2017
Beginning balance	32,473
Issuance of equity awards	253
Ending balance	32,726

7. Earnings (Loss) Per Share

We calculate basic earnings (loss) per share by dividing our net earnings (loss) by our weighted-average shares outstanding at the end of the period. The calculation for diluted earnings per share adjusts the weighted average shares outstanding for our dilutive unvested shares and stock units using the treasury stock method. Our calculations for basic and dilutive earnings (loss) per share for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months		Nine Months
(dollars in millions, except per share data, shares and stock units in thousands)	2017	2016	2017	2016
Basic and dilutive net income (loss) available to common shareholders	$3.0	$13.9	$(3.3)	$29.0

Basic weighted average shares outstanding	32,723	32,466	32,550	32,398
Effect of dilutive securities:
Unvested shares and stock units	869	728	—	517
Dilutive weighted average shares outstanding	33,592	33,194	32,550	32,915

Basic earnings (loss) per share(a)	$0.09	$0.43	$(0.10)	$0.89
Diluted earnings (loss) per share(a)	$0.09	$0.42	$(0.10)	$0.88

(a)	Earnings (loss) per share is based on unrounded figures and not the rounded figures presented.

At September 30, 2017 and 2016, our anti-dilutive unvested shares, options, and stock units were approximately 80,000 and 213,000, respectively.

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

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Corporate/ Eliminations	Consolidated
As of September 30, 2017
Identifiable assets	$1,075.3	$711.6	$(85.3)	$1,701.6
As of December 31, 2016
Identifiable assets	$1,208.7	$642.9	$(81.6)	$1,770.0
Three Months Ended September 30, 2017
External revenue	$787.8	$463.5	$(0.1)	$1,251.2
Operating income (loss)	$20.3	$21.5	$(1.7)	$40.1
Nine Months Ended September 30, 2017
External revenue	$2,306.2	$1,376.5	$(0.3)	$3,682.4
Operating income (loss)	$37.8	$59.0	$(9.7)	$87.1
Three Months Ended September 30, 2016
External revenue	$777.9	$443.7	$(0.3)	$1,221.3
Operating income (loss)	$20.8	$21.9	$(3.9)	$38.8
Nine Months Ended September 30, 2016
External revenue	$2,228.6	$1,321.3	$(0.7)	$3,549.2
Operating income (loss)	$53.3	$64.9	$(8.8)	$109.4

9. Commitments, Contingencies and Uncertainties

California Labor Law Change

In October 2015, California adopted new rules governing the payment of piece-rate compensation. New California Labor Code section 226.2 sets forth requirements for the payment of a separate hourly wage for “nonproductive” time worked by piece-rate employees, and separate payment for compensable rest and recovery periods to those employees. The Company continues to assess the impact of this new law and ongoing compliance measures. We believe the possible loss or range of loss is not material to our consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this report. This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include those preceded by, followed by or characterized by words such as “will,” “expect,” “intend,” “anticipate,” “believe,” “could,” “should,” “may,” “project,” “forecast,” “propose,” “plan,” “designed,” “estimate,” “enable” and similar expressions which speak only as of the date the statement was made. Forward-looking statements are inherently uncertain, are based upon current beliefs, assumptions and expectations of Company management and current market conditions, and are subject to significant business, economic, competitive, regulatory and other risks, uncertainties and contingencies, known and unknown, many of which are beyond our control. Readers are cautioned not to place undue reliance on any forward-looking statements. Our future financial condition and results could differ materially from those predicted in such forward-looking statements because of a number of factors, including (without limitation):

•	general economic factors, including (without limitation) customer demand in the retail and manufacturing sectors;

•	business risks and increasing costs associated with the transportation industry, including increasing equipment, operational and technology costs and disruption from natural disasters;

•	competition and competitive pressure on pricing;

•	the risk of labor disruptions or stoppages if our relationship with our employees and unions were to deteriorate;

•	changes in pension expense and funding obligations, subject to interest rate volatility;

•	increasing costs relating to our self-insurance claims expenses;

•	our ability to finance the maintenance, acquisition and replacement of revenue equipment and other necessary capital expenditures;

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
Consolidated Results of Operations — an analysis of our consolidated results of operations for the three and nine months ended September 30, 2017 and 2016.
Reporting Segment Results of Operations — an analysis of our results of operations for the three and nine months ended September 30, 2017 and 2016 for our YRC Freight and Regional Transportation reporting segments.
Certain Non-GAAP Financial Measures — an analysis of selected non-GAAP financial measures for the three and nine months ended September 30, 2017 and 2016 and trailing twelve months ended September 30, 2017 and 2016.
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

◦
Adjusted EBITDA: a non-GAAP measure that reflects EBITDA, and further adjusts for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring professional fees and other transaction costs related to issuances of debt, non-recurring consulting fees, expenses associated with certain lump sum payments to our union employees and gains or losses from permitted dispositions and discontinued operations, among other items, as defined in our credit facilities. Adjusted EBITDA is used for internal management purposes as a financial measure that reflects our core operating performance, to measure compliance with financial covenants in our credit facilities and to determine certain executive bonus compensation.

We believe our presentation of EBITDA and Adjusted EBITDA is useful to investors and other users as these measures represent key supplemental information our management uses to compare and evaluate our core underlying business results both on a consolidated basis and across our business segments, particularly in light of our leverage position and the capital-intensive nature of our business. Further, EBITDA is a measure that is commonly used by other companies in our industry and provides a comparison for investors to evaluate the performance of the companies in the industry.  Additionally, Adjusted EBITDA helps investors to understand how the company is tracking against our financial covenants in our term loan credit agreement as this measure is calculated as prescribed in our term loan credit agreement and serves as a driving component of key financial covenants.

Our non-GAAP financial measures have the following limitations:

◦	EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or fund principal payments on our outstanding debt;

◦
Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to fund restructuring professional fees and other transaction costs related to issuances of debt, non-recurring consulting fees, letter of credit fees, service interest, principal payments on our outstanding debt or lump sum payments to our union employees required under the Memorandum of Understanding;

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

The table below provides summary consolidated financial information for the third quarter and first three quarters of 2017 and 2016:

	Third Quarter			First Three Quarters
(in millions)	2017	2016	Percent Change	2017	2016	Percent Change
Operating revenue	$1,251.2	$1,221.3	2.4%	$3,682.4	$3,549.2	3.8%
Operating income	$40.1	$38.8	3.4%	$87.1	$109.4	(20.4)%
Nonoperating expenses, net	$36.2	$24.4	48.4%	$90.0	$77.0	16.9%
Net income (loss)	$3.0	$13.9	(78.4)%	$(3.3)	$29.0	*NM
(*) not meaningful

Third Quarter of 2017 Compared to the Third Quarter of 2016

Our consolidated operating revenue increased $29.9 million, or 2.4%, during the third quarter of 2017 compared to the same period in 2016. The increase in revenue is primarily attributed to an increase in fuel surcharge revenue and yield, combined with an improvement in volume at our Regional Transportation segment.

Total operating expenses increased $28.6 million, or 2.4%, for the third quarter of 2017 compared to the third quarter of 2016, and consisted primarily of an increase in contractual wages and employee benefit costs, higher fuel costs, and an increase in purchased transportation expense.

In spite of the increase in revenues, our third quarter 2017 results were negatively impacted by the hurricanes in late August and September. Our volume and tonnage were unfavorably impacted, primarily at YRC Freight and Holland, due to closures at our customer operations, as well as the closure or reduced operations at certain of our own terminals. Due to delayed deliveries and disruption within the network, our operating expenses were also negatively impacted, driven by the reduction in labor productivity, higher local purchased transportation costs, and an increase in costs to relocate revenue equipment, among other items.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $11.0 million, or 1.5%, primarily due to a $7.7 million increase in wages and an $8.2 million increase in employee benefit costs, which are primarily related to contractual rate increases for union employees, partially offset by a $4.0 million decrease in bonus compensation.

Operating expenses and supplies. Operating expenses and supplies increased $9.7 million, or 4.7%, primarily due to a $6.5 million increase in fuel expense, which was largely driven by higher fuel prices on a per gallon basis and a $4.8 million increase in technology and operating supply costs.

Purchased transportation. Purchased transportation increased $12.3 million, or 7.8%, primarily due to a $7.5 million increase in vehicle rent expense due to equipment shortages and higher usage of operating leases for revenue equipment, a $4.1 million increase in local purchased transportation due to increased volume and hurricane-related impacts, and a $2.5 million increase in rail purchased transportation due to an increase in rail miles.

Other operating expense. Other operating expense decreased $1.9 million, or 3.0%, primarily due to a reduction in property damage and liability claims expense of $1.5 million due to favorable development of current year claims.

Gains/losses on property disposals. Net losses on disposals of property were $1.3 million in the third quarter of 2017 compared to $0.2 million in the third quarter of 2016 primarily due to losses on the sale of revenue equipment.

Nonoperating expenses, net. Nonoperating expenses, net, increased $11.8 million in the third quarter of 2017 compared to the third quarter of 2016 primarily driven by $6.7 million in transaction costs related to the Term Loan Amendment, which is more fully described in the “Debt and Financing” footnote to the consolidated financial statements, and a $3.4 million increase in foreign currency transaction losses.

Our effective tax rate for the third quarter of 2017 and 2016 was 23.1% and 3.5%, respectively. Significant items impacting the 2017 rate include a benefit recognized due to application of ASC 740 guidance regarding intra-period tax allocation, a net state and foreign tax provision, foreign withholding taxes related to a dividend from a foreign subsidiary, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2017. The significant items impacting the 2016 rate include a provision for federal alternative minimum tax, a refund from a prior year amended return, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2016. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At September 30, 2017 and December 31, 2016, substantially all of our net deferred tax assets were subject to a valuation allowance.

First Three Quarters of 2017 Compared to the First Three Quarters of 2016

Our consolidated operating revenue increased $133.2 million, or 3.8%, during the first three quarters of 2017 compared to the same period in 2016. The increase in revenue is primarily attributed to an increase in volume, fuel surcharge revenue, and yield, excluding fuel surcharge.

Total operating expenses for the first three quarters of 2017 increased $155.5 million, or 4.5%, compared to the same period in 2016, and consisted primarily of an increase in contractual wages and employee benefit costs, higher fuel costs, and an increase in purchased transportation expense.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $55.5 million, or 2.6%, primarily due to a $29.6 million increase in wages and a $26.4 million increase in employee benefit costs, which are primarily related to contractual rate increases for union employees, combined with an increase in shipping volumes, which required more employee hours to process freight.

Operating expenses and supplies. Operating expenses and supplies increased $46.9 million, or 7.9%, primarily due to a $34.6 million increase in fuel expense, which was largely driven by higher fuel prices on a per gallon basis. Also, operating expenses increased $13.3 million due to higher technology and operating supply costs.

Purchased transportation. Purchased transportation increased $54.2 million, or 13.3%, primarily due to a $26.1 million increase in vehicle rent expense due to higher usage of leased revenue equipment and equipment shortages, a $16.5 million increase in rail purchased transportation due to an increase in rail miles and higher rail rates which were impacted by increased fuel surcharges, and a $12.1 million increase in the use of local purchased transportation due to higher usage of third-party providers.

Other operating expense. Other operating expense decreased $6.8 million, or 3.5%, primarily due to a reduction in property damage and liability claims expense of $9.3 million due to unfavorable development of prior year claims that negatively impacted 2016.

Gains/losses on property disposals. Net losses on disposals of property were $3.0 million in the first three quarters of 2017 compared to net gains of $11.2 million in the first three quarters of 2016 primarily due to the sale of excess real properties.

Nonoperating expenses, net. Nonoperating expenses, net, increased $12.9 million in the first three quarters of 2017 compared to the first three quarters of 2016 primarily driven by a primarily driven by $6.7 million in transaction costs related to the Term Loan Amendment and a $3.7 million increase in foreign currency transaction losses in 2017. A $2.3 million gain on the disposal of JHJ was recorded in the first three quarters of 2016, with no corresponding gain in the first three quarters of 2017.

Our effective tax rate for the first three quarters of 2017 and 2016 was (13.8)% and 10.5%, respectively. The significant items impacting the 2017 rate include a benefit recognized due to application of ASC 740 guidance regarding intra-period tax allocation, a net state and foreign tax provision, foreign withholding taxes related to a dividend from a foreign subsidiary, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2017. The significant items impacting the 2016 rate include a provision for federal alternative minimum tax, a refund from a prior year amended return, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2016.

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

YRC Freight Results

YRC Freight represented 63.0% of consolidated operating revenue for the third quarter of 2017, as compared to 63.7% for the third quarter of 2016. YRC Freight represented 62.6% of consolidated operating revenue for the first three quarters of 2017, as compared to 62.8% for the first three quarters of 2016. The table below provides summary financial information for YRC Freight for the third quarter and first three quarters of 2017 and 2016:

	Third Quarter			First Three Quarters
(in millions)	2017	2016	Percent Change	2017	2016	Percent Change
Operating revenue	$787.8	$777.9	1.3%	$2,306.2	$2,228.6	3.5%
Operating income	$20.3	$20.8	(2.4)%	$37.8	$53.3	(29.1)%
Operating ratio(a)	97.4%	97.3%	(0.1) pp	98.4%	97.6%	(0.8) pp

(a)	pp represents the change in percentage points

Third Quarter of 2017 Compared to the Third Quarter of 2016

YRC Freight reported operating revenue of $787.8 million in the third quarter of 2017, an increase of $9.9 million, or 1.3%, compared to the same period in 2016. The increase in revenue is primarily attributed to an increase in fuel surcharge revenue, combined with an improvement in yield, excluding fuel surcharge. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the third quarter of 2017 compared to the third quarter of 2016:

	Third Quarter
	2017	2016	Percent Change(b)
Workdays	62.5	64.0

Total picked up revenue (in millions)(a)	$776.3	$763.6	1.7%
Total tonnage (in thousands)	1,592	1,620	(1.7)%
Total tonnage per day (in thousands)	25.47	25.31	0.7%
Total shipments (in thousands)	2,623	2,678	(2.1)%
Total shipments per day (in thousands)	41.96	41.84	0.3%
Total picked up revenue per hundred weight	$24.38	$23.57	3.4%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$21.81	$21.31	2.4%
Total picked up revenue per shipment	$296	$285	3.8%
Total picked up revenue per shipment (excluding fuel surcharge)	$265	$258	2.8%
Total weight per shipment (in pounds)	1,214	1,210	0.4%

	Third Quarter
(in millions)	2017	2016
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$787.8	$777.9
Change in revenue deferral and other	(11.5)	(14.3)
Total picked up revenue	$776.3	$763.6

(a)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue

(b)	Percent change based on unrounded figures and not the rounded figures presented

Operating income for YRC Freight was $20.3 million in the third quarter of 2017 compared to operating income of $20.8 million in the third quarter of 2016. Operating expenses increased $10.4 million, or 1.4%, primarily due to an increase in contractual wages and employee benefit costs, higher fuel costs and an increase in purchased transportation expense.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $1.2 million, or 0.3%, primarily due to a $1.5 million increase in employee benefits, which are primarily related to contractual rate increases for union employees.

Operating expenses and supplies. Operating expenses and supplies increased $3.3 million, or 2.5%, primarily due to a $2.1 million increase in fuel expense, which was driven by higher fuel prices on a per gallon basis.

Purchased transportation. Purchased transportation increased $7.9 million, or 6.6%, primarily due to a $4.8 million increase in vehicle rent expense due primarily to equipment shortages, a $2.5 million increase in rail purchased transportation due to an increase in rail miles, and a $1.8 million increase in local purchased transportation due to increased volume and hurricane-related impacts.

First Three Quarters of 2017 Compared to the First Three Quarters of 2016

YRC Freight reported operating revenue of $2,306.2 million in the first three quarters of 2017, an increase of $77.6 million, or 3.5%, compared to the same period in 2016. The increase in revenue is primarily attributed to an increase in volume, fuel surcharge revenue, and yield, excluding fuel surcharge revenue. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the first three quarters of 2017 compared to the first three quarters of 2016:

	First Three Quarters
	2017	2016	Percent Change(b)
Workdays	190.0	191.5

Total picked up revenue (in millions)(a)	$2,285.3	$2,208.9	3.5%
Total tonnage (in thousands)	4,766	4,701	1.4%
Total tonnage per day (in thousands)	25.08	24.55	2.2%
Total shipments (in thousands)	7,976	7,875	1.3%
Total shipments per day (in thousands)	41.98	41.12	2.1%
Total picked up revenue per hundred weight	$23.97	$23.49	2.0%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$21.47	$21.34	0.6%
Total picked up revenue per shipment	$287	$280	2.2%
Total picked up revenue per shipment (excluding fuel surcharge)	$257	$255	0.7%
Total weight per shipment (in pounds)	1,195	1,194	0.1%

	First Three Quarters
(in millions)	2017	2016
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$2,306.2	$2,228.6
Change in revenue deferral and other	(20.9)	(19.7)
Total picked up revenue	$2,285.3	$2,208.9

(a)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue

(b)	Percent change based on unrounded figures and not the rounded figures presented

Operating income for YRC Freight was $37.8 million in the first three quarters of 2017 compared to $53.3 million in the first three quarters of 2016. Operating expenses increased $93.1 million, or 4.3%, primarily due to an increase in contractual wages and employee benefit costs, higher fuel costs, an increase in purchased transportation expense, and an increase in loss on property disposal expense.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $22.8 million, or 1.8%, primarily due to a $13.8 million increase in wages and an $9.7 million increase in employee benefit costs, which are primarily related to contractual rate increases for union employees, combined with an increase in shipping volumes, which required more employee hours to process freight.

Operating expenses and supplies. Operating expenses and supplies increased $26.7 million, or 7.0%, primarily due to a $19.0 million increase in fuel expense, which was largely driven by higher fuel prices on a per gallon basis. Also, operating expenses increased by $8.5 million due to higher technology and operating supply costs.

Purchased transportation. Purchased transportation increased $39.4 million, or 12.7%, primarily due to a $16.5 million increase in rail purchased transportation due to an increase in rail miles and higher rail rates which were impacted by increased fuel surcharges. Vehicle rent expense increased $12.3 million due to higher usage of operating leases and short-term rental expense due to equipment shortages, and local and over-the-road purchased transportation expense increased $8.9 million due to higher usage of third-party providers.

Other operating expense. Other operating expense decreased $5.2 million, or 4.3%, primarily due to a reduction in property damage and liability claims expense of $5.2 million due to unfavorable development of prior year claims that negatively impacted the second quarter of 2016.

Gains/losses on property disposals. Net losses on disposals of property were $1.7 million in the first three quarters of 2017 compared to net gains of $12.0 million in the first three quarters of 2016, primarily due to the sale of excess real properties.

Regional Transportation Results

Regional Transportation represented 37.0% of consolidated operating revenue for the third quarter of 2017, as compared to 36.3% for the third quarter of 2016. Regional Transportation represented 37.4% of consolidated operating revenue for the first three quarters of 2017, as compared to 37.2% for the first three quarters of 2016. The table below provides summary financial information for Regional Transportation for the third quarter and first three quarters of 2017 and 2016:

	Third Quarter			First Three Quarters
(in millions)	2017	2016	Percent Change	2017	2016	Percent Change
Operating revenue	$463.5	$443.7	4.5%	$1,376.5	$1,321.3	4.2%
Operating income	$21.5	$21.9	(1.8)%	$59.0	$64.9	(9.1)%
Operating ratio(a)	95.4%	95.1%	(0.3) pp	95.7%	95.1%	(0.6) pp

(a)	pp represents the change in percentage points

Third Quarter of 2017 Compared to the Third Quarter of 2016

Regional Transportation reported operating revenue of $463.5 million for the third quarter of 2017, an increase of $19.8 million, or 4.5%, from the third quarter of 2016. The increase in revenue is primarily attributed to an increase in volume and fuel surcharge revenue, while yield, excluding fuel surcharge, is comparable to prior year. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the third quarter of 2017 compared to the third quarter of 2016:

	Third Quarter
	2017	2016	Percent Change(b)
Workdays	62.5	63.0

Total picked up revenue (in millions)(a)	$463.4	$443.6	4.5%
Total tonnage (in thousands)	1,975	1,914	3.2%
Total tonnage per day (in thousands)	31.60	30.38	4.0%
Total shipments (in thousands)	2,631	2,622	0.3%
Total shipments per day (in thousands)	42.10	41.62	1.1%
Total picked up revenue per hundred weight	$11.73	$11.59	1.2%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$10.52	$10.49	0.3%
Total picked up revenue per shipment	$176	$169	4.1%
Total picked up revenue per shipment (excluding fuel surcharge)	$158	$153	3.2%
Total weight per shipment (in pounds)	1,501	1,460	2.8%

	Third Quarter
(in millions)	2017	2016
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$463.5	$443.7
Change in revenue deferral and other	(0.1)	(0.1)
Total picked up revenue	$463.4	$443.6

(a)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods

(b)	Percent change based on unrounded figures and not the rounded figures presented

Operating income for Regional Transportation was $21.5 million for the third quarter of 2017 compared to $21.9 million for the third quarter of 2016. Operating expenses increased $20.2 million, or 4.8%, primarily due to an increase in contractual wages and employee benefit costs, higher fuel costs and higher usage of purchased transportation.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $12.2 million, or 4.6%, primarily due to a $6.9 million increase in wages and a $6.9 million increase in employee benefit costs, which are primarily related to contractual rate increases for union employees, combined with an increase in shipping volumes, which required more employee hours to process freight.

Operating expenses and supplies. Operating expenses and supplies increased $6.4 million, or 7.9%, primarily due to a $4.3 million increase in fuel expense, which was largely driven by higher fuel prices on a per gallon basis.

Purchased transportation. Purchased transportation increased $4.2 million, or 11.7%, primarily due to a $2.7 million increase in vehicle rent expense due to higher usage of operating leases for revenue equipment, and a $2.3 million increase in local purchased transportation expense due to increased volume.

Other operating expenses. Other operating expenses decreased $0.7 million, or 2.9%, due to a $1.7 million decrease in our property damage and liability claims as a result of favorable development on current year claims which positively impacted the third quarter of 2017 and unfavorable development of prior year claims that negatively impacted the third quarter of 2016, which was partially offset by increased cargo claims.

First Three Quarters of 2017 Compared to the First Three Quarters of 2016

Regional Transportation reported operating revenue of $1,376.5 million for the first three quarters of 2017, an increase of $55.2 million, or 4.2%, from the first three quarters of 2016. The increase in revenue is primarily attributed to an increase in volume and fuel surcharge revenue, while yield, excluding fuel surcharge, is comparable to prior year. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the first three quarters of 2017 compared to the first three quarters of 2016:

	First Three Quarters
	2017	2016	Percent Change(b)
Workdays	190.0	191.5

Total picked up revenue (in millions)(a)	$1,378.8	$1,323.6	4.2%
Total tonnage (in thousands)	5,935	5,794	2.4%
Total tonnage per day (in thousands)	31.24	30.26	3.2%
Total shipments (in thousands)	7,902	7,876	0.3%
Total shipments per day (in thousands)	41.59	41.13	1.1%
Total picked up revenue per hundred weight	$11.61	$11.42	1.7%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$10.43	$10.40	0.3%
Total picked up revenue per shipment	$174	$168	3.8%
Total picked up revenue per shipment (excluding fuel surcharge)	$157	$153	2.4%
Total weight per shipment (in pounds)	1,502	1,471	2.1%

	First Three Quarters
(in millions)	2017	2016
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,376.5	$1,321.3
Change in revenue deferral and other	2.3	2.3
Total picked up revenue	$1,378.8	$1,323.6

(a)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods

(b)	Percent change based on unrounded figures and not the rounded figures presented

Operating income for Regional Transportation was $59.0 million for the first three quarters of 2017, as compared to $64.9 million for the first three quarters of 2016. Operating expenses increased by a $61.1 million, or 4.9%, primarily due to an increase in contractual wages and employee benefit costs, higher fuel costs and higher usage of purchased transportation.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $30.5 million, or 3.8%, primarily due to a $15.2 million increase in wages and a $19.0 million increase in employee benefit costs, which are primarily related to contractual rate increases for union employees, combined with an increase in shipping volumes, which required more employee hours to process freight.

Operating expenses and supplies. Operating expenses and supplies increased $21.7 million, or 9.1%, primarily due to a $15.7 million increase in fuel expense, which was largely driven by higher fuel prices on a per gallon basis.

Purchased transportation. Purchased transportation increased $14.5 million, or 14.7%, primarily due to a $13.8 million increase in vehicle rent expense due to higher usage of operating leases for revenue equipment.

Other operating expenses. Other operating expenses decreased $1.7 million, or 2.3%, due to a $4.1 million decrease in our property damage and liability claims as a result of favorable development on current year claims which positively impacted the first three quarters of 2017 and unfavorable development of prior year claims that negatively impacted the first three quarters of 2016. This was partially offset by a $1.4 million increase in operating taxes, primarily due to more fuel gallons purchased, and a $1.1 million increase in cargo claims expense.

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

Consolidated Adjusted EBITDA

The reconciliation of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA (defined in our Term Loan Agreement as “Consolidated EBITDA”) for the third quarter and first three quarters of 2017 and 2016, and the trailing twelve months ended September 30, 2017 and 2016, is as follows:

	Third Quarter		First Three Quarters		Trailing Twelve Months Ended
(in millions)	2017	2016	2017	2016	September 30, 2017	September 30, 2016
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$3.0	$13.9	$(3.3)	$29.0	$(10.8)	$5.5
Interest expense, net	25.9	25.5	76.7	77.6	102.1	103.8
Income tax expense (benefit)	0.9	0.5	0.4	3.4	0.1	(12.1)
Depreciation and amortization	36.7	40.3	111.0	119.5	151.3	159.6
EBITDA	66.5	80.2	184.8	229.5	242.7	256.8
Adjustments for Term Loan Agreement:
(Gains) losses on property disposals, net	1.3	0.2	3.0	(11.2)	(0.4)	(10.8)
Letter of credit expense	1.7	1.7	5.1	6.0	6.8	8.2
Restructuring professional fees	—	—	2.2	—	2.2	—
Transaction costs related to issuances of debt	6.7	—	6.7	—	6.7	—
Permitted dispositions and other	0.3	2.2	1.1	1.8	2.3	1.9
Equity-based compensation expense	1.3	1.5	5.3	6.0	6.6	8.0
Amortization of ratification bonus	—	—	—	4.6	—	9.1
Non-union pension settlement charge	—	—	—	—	—	28.7
Other, net(a)	3.6	(0.3)	7.5	3.1	6.5	3.9
Adjusted EBITDA	$81.4	$85.5	$215.7	$239.8	$273.4	$305.8

(a)	As required under our Term Loan Agreement, Other, net shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Segment Adjusted EBITDA

The following represents Adjusted EBITDA by segment for the third quarter and first three quarters of 2017 and 2016:

	Third Quarter		First Three Quarters
(in millions)	2017	2016	2017	2016
Adjusted EBITDA by segment:
YRC Freight	$42.6	$45.3	$105.8	$119.3
Regional Transportation	38.7	40.2	110.3	121.3
Corporate and other	0.1	—	(0.4)	(0.8)
Adjusted EBITDA	$81.4	$85.5	$215.7	$239.8

The reconciliation of operating income (loss), by segment, to Adjusted EBITDA for the third quarter and first three quarters of 2017 and 2016, is as follows:

	Third Quarter		First Three Quarters
YRC Freight segment (in millions)	2017	2016	2017	2016
Reconciliation of operating income to Adjusted EBITDA:
Operating income	$20.3	$20.8	$37.8	$53.3
Depreciation and amortization	21.1	22.9	63.6	67.9
(Gains) losses on property disposals, net	1.0	—	1.7	(12.0)
Letter of credit expense	1.1	1.1	3.3	3.9
Amortization of ratification bonus	—	—	—	3.0
Other, net(a)	(0.9)	0.5	(0.6)	3.2
Adjusted EBITDA	$42.6	$45.3	$105.8	$119.3

	Third Quarter		First Three Quarters
Regional Transportation segment (in millions)	2017	2016	2017	2016
Reconciliation of operating income to Adjusted EBITDA:
Operating income	$21.5	$21.9	$59.0	$64.9
Depreciation and amortization	15.6	17.4	47.4	51.6
Losses on property disposals, net	0.3	0.3	1.3	0.9
Letter of credit expense	0.5	0.6	1.6	2.0
Amortization of ratification bonus	—	—	—	1.6
Other, net(a)	0.8	—	1.0	0.3
Adjusted EBITDA	$38.7	$40.2	$110.3	$121.3

	Third Quarter		First Three Quarters
Corporate and other (in millions)	2017	2016	2017	2016
Reconciliation of operating loss to Adjusted EBITDA:
Operating loss	$(1.7)	$(3.9)	$(9.7)	$(8.8)
Gains on property disposals, net	—	(0.1)	—	(0.1)
Letter of credit expense	0.1	—	0.2	0.1
Restructuring professional fees	—	—	2.2	—
Permitted dispositions and other	0.3	2.2	1.1	1.8
Equity-based compensation expense	1.3	1.5	5.3	6.0
Other, net(a)	0.1	0.3	0.5	0.2
Adjusted EBITDA	$0.1	$—	$(0.4)	$(0.8)

(a)	As required under our Term Loan Agreement, Other, net shown in the above tables consists of the impact of certain items to be included in Adjusted EBITDA.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective cash flow from operations. As of September 30, 2017, our availability under our ABL Facility was $94.0 million, which is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $356.0 million of outstanding letters of credit. Of the $94.0 million in availability, our Managed Accessibility was $49.0 million based on our springing fixed charge coverage ratio (as set forth in our ABL Facility). Our cash and cash equivalents and Managed Accessibility was $209.8 million as of September 30, 2017.

Outside of funding normal operations, our principal uses of cash include making contributions to our single-employer pension plans and various multi-employer pension funds and meeting our other cash obligations including, but not limited to, paying principal and interest on our funded debt, making payments on our equipment leases, and funding capital expenditures.

As of September 30, 2017, we had $962.4 million in aggregate par value of outstanding indebtedness, the majority of which matures in 3-5 years. We also have future funding obligations for our single-employer pension plans and various multi-employer pension funds. We expect our funding obligations for the remainder of 2017 for our single-employer pension plans and multi-employer pension funds will be $14.2 million and $23.8 million, respectively. In addition, we have, and will continue to have, operating lease obligations. As of September 30, 2017, our operating lease payment obligations through 2030 totaled $282.5 million and are expected to increase as we lease additional revenue equipment. Additionally, for the first three quarters of 2017, we entered into new operating leases for revenue equipment totaling $26.2 million in future lease payments, payable over an average lease term of five years.

Our capital expenditures for the first three quarters of 2017 and 2016 were $70.8 million and $75.4 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, to refurbish engines for our revenue fleet, and for capitalized costs to improve our technology infrastructure.

As of September 30, 2017, our Standard & Poor’s Corporate Family Rating was “B-” with a stable outlook and Moody’s Investor Service Corporate Family Rating was “B3” with a positive outlook.

Credit Facility Covenants

Our Term Loan Agreement has certain financial covenants that, among other things, restricts certain capital expenditures and requires us to not exceed a maximum total leverage ratio (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA). These covenants were modified as part of the Term Loan Amendment on July 26, 2017, which is more fully described in the “Debt and Financing” footnote to the consolidated financial statements. At September 30, 2017, we were in compliance with all such covenants.

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

Cash Flows

Operating Cash Flow

Cash flows provided by operating activities were $64.2 million during the first three quarters of 2017, compared to $86.0 million during the first three quarters of 2016. The decrease in operating cash flows was primarily attributable to a $29.1 million increase in accounts receivable, impacted by growth in operating revenue and an increase to days sales outstanding, a $23.5 million decrease in cash from net income (adjusted for non-cash operating items), partially offset by a $30.8 million decrease to other working capital accounts primarily related to the timing of payments.

Investing Cash Flow

Cash flows provided by investing activities was $22.4 million during the first three quarters of 2017 compared to $44.9 million during the first three quarters of 2016, largely driven by a net receipt of $85.0 million in restricted escrow refunds in 2017 compared to a net receipt of $79.2 million in 2016. Offsetting this increase, net proceeds from the disposal of property decreased $18.3 million during the first three quarters of 2017 as compared to the first three quarters of 2016, and cash flows in 2016 included $14.6 million in net proceeds from the sale of JHJ with no similar cash flow in 2017.

Financing Cash Flow

Cash flows used in financing activities for the first three quarters of 2017 and 2016 was $62.5 million and $28.3 million, respectively, which consists primarily of repayments on our long-term debt as well as the payment of debt issuance costs in 2017.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual cash obligations and other commercial commitments as of September 30, 2017.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of September 30, 2017:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ABL Facility(a)	$28.4	$7.1	$14.3	$7.0	$—
Term Loan(b)	865.8	75.6	148.5	641.7	—
Lease financing obligations(c)	110.8	42.9	39.7	14.1	14.1
Pension deferral obligations(d)	117.1	7.6	109.5	—	—
Workers’ compensation, property damage and liability claims obligations(e)	365.8	99.0	117.1	52.0	97.7
Operating leases(f)	282.5	99.7	127.2	41.7	13.9
Other contractual obligations(g)	17.6	17.0	0.6	—	—
Capital expenditures and other (h)	101.2	101.2	—	—	—
Total contractual obligations	$1,889.2	$450.1	$556.9	$756.5	$125.7

(a)	The ABL Facility includes future payments for the letter of credit and unused line fees and are not included on the Company’s consolidated balance sheets.

(b)	The Term Loan includes principal and interest payments, but excludes unamortized discounts. The extended maturity date to July 26, 2022 is subject to the extension of the Second A&R CDA.

(c)
The lease financing obligations include interest payments of $70.9 million and principal payments of $39.9 million. The remaining principal obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

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

		Amount of Commitment Expiration Per Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ABL Facility availability (a)	$94.0	$—	$—	$94.0	$—
Letters of credit(b)	356.0	—	—	356.0	—
Surety bonds(c)	128.7	115.2	13.5	—	—
Total commercial commitments	$578.7	$115.2	$13.5	$450.0	$—

(a)
Availability under the ABL Facility is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our outstanding letters of credit. Managed Accessibility was $49.0 million.

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

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of September 30, 2017 and have concluded that our disclosure controls and procedures were effective as of September 30, 2017.

We are in the process of implementing the human resources and payroll modules of a new comprehensive enterprise resource planning (ERP) system across most of our operating companies, with a phased-in implementation approach, in which the first phase goes live January 1, 2018. The system implementation was designed, in part, to enhance the overall system of internal control over financial reporting through enhanced automation and streamlining business processes across operating companies. Although the processes that constitute our internal control over financial reporting will be affected by the implementation, the Company is performing pre-implementation procedures as part of its assessment of the effectiveness of internal control over financial reporting. We do not believe that the implementation will have a material adverse effect on our internal controls over financial reporting.

Other than as described above, there were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6. Exhibits

10.1
Amendment No. 4 and Refinancing Amendment to Credit Agreement by and among the Company, certain of its subsidiaries, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 26, 2017, File No. 000-12255).

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

YRC WORLDWIDE INC.

Date: November 2, 2017	/s/ James L. Welch
James L. Welch
Chief Executive Officer

Date: November 2, 2017	/s/ Stephanie D. Fisher
Stephanie D. Fisher
Chief Financial Officer