Form 10-K
period 2017-12-31
YRC Worldwide Inc.
filed 2018-02-15
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes  ☐    No  ☒

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $363.8 million based on the closing price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 9, 2018
Common Stock, $0.01 par value per share	33,510,860 shares

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

Note on Forward-Looking Statements

This entire report, including (among other items) Item 1, “Business,” Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other documents incorporated herein by reference includes forward-looking statements (each a “forward-looking statement”) within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those preceded by, followed by or including the words “will,” “may,” “should,” “expect,” “intend,” “anticipate,” “believe,” “project,” “forecast,” “propose,” “plan,” “designed,” “estimate,” “enable” and similar expressions. Those forward-looking statements speak only as of the date of this report. We disclaim any obligation to update those statements, except as applicable law may require us to do so, and we caution you not to rely unduly on them. We have based those forward-looking statements on our current expectations and assumptions about future events, which may prove to be inaccurate. While our management considers those expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory (including environmental), legal and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those we discuss in this report under the section entitled “Risk Factors” in Item 1A and the section entitled “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other reports we file with the Securities and Exchange Commission (the “SEC”).  The factors we discuss in this report are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report also could have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potentially important factor arises. We advise our existing and potential security holders that they should (1) be aware that important factors to which we do not refer in this report could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

PART I

Item 1. Business

General Description of the Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide,” the “Company,” “we,” “us” or “our”) is a holding company that, through its operating subsidiaries, offers its customers a wide range of transportation services. We have one of the largest, most comprehensive less-than-truckload (“LTL”) networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer expertise in LTL shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence. Our reporting segments include the following:

•
YRC Freight is the reporting segment that focuses on longer haul business opportunities with national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management. This reporting segment includes, YRC Inc. (doing business as, and hereinafter referred to as, “YRC Freight”), our LTL subsidiary, and Reimer Express Lines Ltd. (“YRC Reimer”), a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States and Canada, YRC Freight also serves parts of Mexico and Puerto Rico.

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

Incorporated in Delaware in 1983 and headquartered in Overland Park, Kansas, we employed approximately 32,000 people as of December 31, 2017. The mailing address of our headquarters is 10990 Roe Avenue, Overland Park, Kansas 66211, and our telephone number is (913) 696-6100. Our website is www.yrcw.com. Through the “SEC Filings” link on our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All of these filings may be viewed or printed from our website free of charge.

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

YRC Freight serves manufacturing, wholesale, retail and government customers throughout North America. YRC Freight’s approximate 19,000 employees are dedicated to operating its extensive network which supports approximately 10.5 million shipments annually. YRC Freight shipments have an average shipment size of approximately1,200 pounds and travel an average distance of roughly 1,300 miles. Operations research and engineering teams coordinate the equipment, routing, sequencing and timing necessary to efficiently transport shipments through our distribution network. On December 31, 2017, YRC Freight’s revenue fleet was comprised of approximately 7,600 tractors, including approximately 5,900 owned tractors and 1,700 leased tractors, and approximately 30,900 trailers, including approximately 23,800 owned trailers and 7,100 leased trailers. The YRC Freight network includes 260 strategically located service facilities including 125 owned facilities with approximately 8,300 doors and 135 leased facilities with approximately 6,000 doors.

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

•
Guaranteed Standard: services moving on our Standard network, with guaranteed on-time delivery by a specific day or within a multi-day window.  Our guaranteed multiple-day window service is designed to meet retail industry needs to reduce chargeback fees.

•	Accelerated: a faster option to our Standard service that moves through YRC Freight’s faster network to increase our customers’ speed to market.

•
Time-Critical: for expedited and specialized shipments including emergency and window deliveries via ground or air anywhere in North America with shipment arrival timed to the hour or day, proactive notification and a 100% on-time guarantee.

•
Logistics Solutions: includes a variety of services to meet industry and customer-specific needs with offerings such as Custom Projects, Consolidation and Distribution, Reverse Logistics, Residential White Glove, and Exhibit Services.

•	yrcfreight.com: a secure e-commerce website offering online resources for supply chain visibility and shipment management in real time.

YRC Freight includes the operations of its wholly owned Canadian subsidiary, YRC Reimer. Founded in 1952, YRC Reimer offers Canadian shippers a selection of direct connections within Canada and throughout North America. YRC Reimer’s operating network and information systems are completely integrated with those of YRC Freight, enabling YRC Reimer to provide seamless cross-border services between Canada, Mexico and the United States and markets overseas.

YRC Freight represented 63% of our consolidated operating revenue in 2017, 2016 and 2015.

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

•	Guaranteed and expedited delivery: including day-definite, hour-definite and time-definite capabilities.

•	Interregional delivery: combining our best-in-class regional networks, Regional Transportation provides reliable, high-value services between our regional operations.

•	Cross-border delivery: through strategic partnerships, the Regional Transportation companies provide full-service capabilities between the United States, Canada, and Puerto Rico.

•	hollandregional.com, newpenn.com, and reddawayregional.com: our e-commerce websites offering secure and customized online resources to manage transportation activity.

The approximate 12,000 employees of our Regional Transportation companies serve and support manufacturing, wholesale, retail and government customers throughout North America and transport approximately 10.4 million shipments annually. Regional Transportation shipments have an average shipment size of approximately 1,500 pounds and travel an average distance of roughly 400 miles. As of December 31, 2017, the Regional Transportation network includes 124 service facilities including 62 owned facilities with approximately 3,950 doors and 62 leased facilities with approximately 2,800 doors. The Regional Transportation revenue fleet includes approximately 6,500 tractors including approximately 4,700 owned and 1,800 leased and approximately 13,700 trailers including approximately 10,500 owned and 3,200 leased.

The Regional Transportation companies accounted for 37% of our consolidated operating revenue in 2017, 2016 and 2015.

Parent Company

YRC Worldwide, headquartered in Overland Park, Kansas, has approximately 400 employees. The parent company provides centrally-managed support to our operating companies that spans a variety of functions, including components of finance, legal, risk management, sales, and security.

Each of our shared services organizations charges the operating companies for their services, either based upon usage or on an overhead allocation basis.

Competition

Our companies operate in a highly competitive environment. Our competitors include global, integrated freight transportation services providers; global freight forwarders; national freight services providers (including intermodal providers); regional or interregional carriers; third party logistics providers; and small, intraregional transportation companies. The entire trucking industry also faces emerging competition from online technology firms that specialize in load-matching services and large customers that may use their significant scale advantages to offer transportation solutions to their suppliers and customers.

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

LTL transportation providers consolidate numerous shipments (generally ranging from 100 to 20,000 pounds) from varying businesses at service centers within close proximity to where those shipments originated. Utilizing expansive networks of pickup and delivery operations around local service centers, shipments are moved between origin and destination using distribution centers when necessary, where consolidation and deconsolidation of shipments occur. Depending on the distance shipped, shared load providers are often classified into one of four sub-groups:

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

YRC Freight provides services in all four sub-groups in North America. Holland, New Penn and Reddaway compete in the regional, interregional and national transportation marketplace. Each brand competes against a number of providers in these markets, from small firms with one or two vehicles to global competitors with thousands of physical assets. While we have competitors with a similar multi-dimensional approach, there are few in the traditional LTL segment with as comprehensive an offering in those categories as our family of companies provides.
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
Several technology firms have introduced, or are in the process of introducing, load-matching technologies for heavyweight freight. Whereas these firms operate similar to a third-party logistics firm, they allow any carrier to bid on specific shipment opportunities. Successfully winning a bid opportunity could be based on a truck’s proximity to the pick-up location, price, or other factors. Just as in the 3PL scenario, we view these as potential opportunities as well as a competitive risk.
Large shippers with significant scale and advanced technologies could offer transportation management services to their suppliers and customers. These companies often operate their own private fleets and can merge asset and non-asset based transportation solutions to create a market-facing offer.
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
Our companies are subject to regulatory and legislative changes, which can affect our economics and those of our competitors. Some regulatory changes could potentially impact the pool of available drivers. Various federal and state agencies regulate us and our operations are also subject to various federal, foreign, state, provincial and local environmental laws and regulations dealing with transportation, storage, presence, use, disposal and handling of hazardous materials, emissions related to the use of petroleum-based fuels, fuel efficiency, discharge of storm-water and underground fuel storage tanks. Our drivers and facility employees are protected by occupational safety and health regulations and our drivers are subject to hours of service regulations. Some regulatory changes could potentially impact the pool of available drivers. We are also subject to security regulations intended to combat terrorism imposed by the U.S. Department of Homeland Security and other federal and state agencies. See the Risk Factors section related to our compliance with laws and regulations in Item 1A of this report.
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
Our operating companies store fuel for use in our revenue equipment in approximately 246 underground storage tanks (“USTs”) located throughout the United States. Maintenance of such USTs is regulated at the federal and, in some cases, state level. The USTs are required to have leak detection systems and are required to be extracted upon our exiting the property.
During 2017, we spent approximately $8.7 million to comply with U.S. federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, “Environmental Regulations”). In 2018, we expect to spend approximately $8.8 million to comply with the Environmental Regulations. Based upon current information, we believe that our compliance with Environmental Regulations will not have a material adverse effect upon our capital expenditures, results of operations and competitive position because we have either made adequate reserves for such compliance expenditures or the cost for such compliance is expected to be small in comparison with our overall expenses.
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

The former Yellow Transportation (now a part of YRC Freight) has been alleged to be a PRP for two locations: Angeles Chemical Co., Santa Fe Springs, CA and Alburn Incinerator, Inc., Chicago, IL, which is included in the Lake Calumet Cluster Site. With respect to these sites, there is little, if any evidence that YRC Freight contributed to any contamination and these allegations are not believed to present material exposure. The former Roadway Express (now a part of YRC Freight) has been alleged to be a PRP for three locations: Ward Transformer, Raleigh, NC, Roosevelt Irrigation District, Phoenix, AZ and Berry's Creek, Carlstadt, NJ. There is scant evidence connecting YRC Freight with either the Ward Transformer site or to the Roosevelt Irrigation District’s contaminated groundwater wells and any potential exposure is believed to be immaterial. The EPA has notified YRC Freight and 140 other potential parties of their possible responsibility at the Berry's Creek site where YRC Freight operates a service center.

The EPA has issued YRC Worldwide a Request for Information (“RFI”) regarding current and former Yellow Transportation and Roadway Express (now YRC Freight) facilities adjacent to or in close proximity of Newtown Creek, NY and its tributaries. None of YRC Worldwide’s operating companies have been named as a PRP in this matter, but YRC Freight has entered into a tolling agreement with the Newtown Creek Group (“NCG”). The NCG is comprised of five companies and the City of New York who, per Consent Order, have agreed to perform a Remedial Investigation (RI) and Feasibility Study (FS) under the supervision of the EPA. The EPA’s website regarding this matter provides status updates of site investigations and study.

USF RedStar LLC a non-operating subsidiary, has been alleged to be a PRP at three locations: Booth Oil, N. Tonawanda, NY and two separate landfills in Byron, NY, and Moira, NY. Holland has been alleged to be a PRP in an RFI for one location, Horton Sales Piedmont Site, Greenville County, SC. Although the outcome of any legal matter is subject to uncertainties, based on our current knowledge, we believe the potential combined costs at all of the above sites will not be significant.

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
We are subject to business risks and increasing costs associated with the transportation industry that are largely out of our control, any of which could adversely affect our business, financial condition and results of operations. The factors contributing to these risks and costs include weather, excess capacity in the transportation industry, fuel prices, interest rates, license and registration fees, insurance premiums, self-insurance levels, letters of credit required to support outstanding claims, and increasing equipment and operational costs, as well as the other factors discussed in this risk factor section. Further, the future availability and support available for our current technology may make it necessary for us to upgrade or change these systems, which may be costly and could disrupt or reduce the efficiency of our operations.
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

•	Our customers may negotiate rates or contracts that minimize or eliminate our ability to offset fuel prices through fuel surcharges;

•	Many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved transportation service providers, and in some instances, we may not be selected;

•	Many customers periodically accept bids from multiple carriers for their shipping needs, which may depress prices or result in the loss of some business to competitors;

•	The trend towards consolidation in the ground transportation industry may create other large carriers with greater financial resources and other competitive advantages relating to their size;

•	Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments;

•	Competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and prices; and

•	As a union carrier, we may have a competitive disadvantage compared to non-union carriers with lower costs and greater operating flexibility.

If our relationship with our employees and unions were to deteriorate, we may be faced with labor disruptions or stoppages, which could have a material adverse effect on our business, financial condition and results of operations and place us at a disadvantage relative to non-union competitors.
Each of our operating subsidiaries has employees who are represented by the International Brotherhood of Teamsters (“IBT”). These employees represent 78% of our workforce at December 31, 2017. Salaries, wages and employee benefits for both union and non-union employees compose over half of our operating costs.
Each of our YRC Freight, New Penn, and Holland subsidiaries employ most of their unionized employees under the terms of a common national master freight agreement with the IBT, as supplemented by additional regional supplements and local agreements, a significant majority of which will expire on March 31, 2019. Failure to renew or enter into a new collective bargaining agreement could significantly impact our ability to staff our business and, thus, have a material adverse effect on our operations. The IBT also represents a number of employees at Reddaway and YRC Reimer under more localized agreements, which have wages, benefit contributions and other terms and conditions that better fit the cost structure and operating models of these business units. Our subsidiaries are regularly subject to grievances, arbitration proceedings and other claims concerning alleged past and current non-compliance with applicable labor law and collective bargaining agreements.
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
Our subsidiaries began making contributions to most of the multi-employer pension funds (the “funds”) beginning June 1, 2011 at the rate of 25% of the contribution rate in effect on July 1, 2009. Any fund that did not allow our subsidiaries to begin making contributions at a reduced rate elected to either (i) apply the amount of the contributions toward paying down previously deferred contributions under our Contribution Deferral Agreement, or (ii) have the amount of the contributions placed in escrow until such time when the fund is able to accept re-entry at the reduced rate.
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
Based on information obtained from public filings and from plan administrators and trustees, we believe our portion of the contingent liability in the case of a full withdrawal from or termination of all of the multi-employer pension plans would be an estimated $9 billion on a pre-tax basis. If we were subject to withdrawal liability with respect to a plan, the Employment Retirement Income Security Act of 1974, as amended (“ERISA”), provides that a withdrawing employer can pay the obligation in a lump sum or over time based upon an annual payment that is the highest contribution rate to the relevant plan multiplied by the average of the three highest consecutive years measured in contribution base units, which, in some cases, could be up to 20 years. Even so, our applicable subsidiaries have no current intention of taking any action that would subject us to payment of material withdrawal obligations; however, we cannot provide any assurance that such obligations will not arise in the future which would have a material adverse effect on our business, financial condition, liquidity and results of operations.
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
Our self-insured retention limits can make our insurance and claims expense higher and/or more volatile. We accrue for the costs of the uninsured portion of pending claims, based on the nature and severity of individual claims and historical claims development trends. Estimating the number and severity of claims, as well as related judgment or settlement amounts is inherently difficult. This, along with legal expenses, incurred but not reported claims, and other uncertainties can cause unfavorable differences between actual self-insurance costs and our reserve estimates.
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
Our business is capital intensive. Our capital expenditures focus primarily on revenue equipment replacement, land and structures and investments in information technology. Our capital expenditures for the years ended December 31, 2017 and 2016 were $103.3 million and $100.6 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, to refurbish engines for our revenue fleet, and capitalized costs for our network facilities and technology infrastructure. We will need to continue to update our fleet periodically. If we are unable to generate sufficient cash from operations to fund our capital requirements, we may have to limit our growth, utilize our existing liquidity, or enter into additional financing arrangements, including leasing arrangements, or operate our revenue equipment (including tractors and trailers) for longer periods resulting in increased maintenance costs, any of which could reduce our operating income. If our cash from operations and existing financing arrangements are not sufficient to fund our capital expenditure requirements, we may not be able to obtain additional financing at all or on terms acceptable to us. In addition, our credit facilities contain provisions that limit our level of annual capital expenditures.
We operate in an industry subject to extensive government regulations, and costs of compliance with, or liability for violation of, existing or future regulations could significantly increase our costs of doing business.
The U.S. Departments of Transportation and Homeland Security and various federal, state, local and foreign agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and permits to conduct transportation business. Our drivers are also subject to hours-of-service rules from the Federal Motor Carrier Safety Administration (“FMCSA”). In the future, we may become subject to new or more restrictive regulations that the FMCSA, Departments of Transportation and Homeland Security, the Occupational Safety and Health Administration, the Environmental Protection Agency or other authorities impose, including regulations relating to engine exhaust emissions, the hours of service that our drivers may provide in any one-time period, security and other matters. Compliance with these regulations could substantially impair productivity and increase our costs.
In December 2010, the FMCSA established the Compliance Safety Accountability (“CSA”) motor carrier oversight program under which drivers and fleets are evaluated based on certain safety-related standards. Carriers’ safety and fitness ratings under CSA include the on-road safety performance of the carriers’ drivers. The FMCSA has also implemented changes to the hours of service (“HOS”) regulations which govern the work hours of commercial drivers and most recently, adopted a rule that requires commercial drivers who currently use paper log books to maintain hours-of-service records with electronic logging devices (“ELDs”) by December 2017 and commercial drivers who use automatic on-board recording devices (“AOBRDs”) to record HOS to use ELDs by December 2019. The vast majority of our companies’ fleets utilize AOBRDs, and we are currently in the process of updating our fleet to meet the ELD requirement deadline of December 2019. At any given time, there are also other proposals for safety-related standards that are pending legislative or administrative approval or adoption. If additional or more stringent standards are adopted, such may result in a reduction of the pool of qualified drivers available for employment by us. If we experience safety and fitness violations, our fleet could be ranked poorly as compared to our peers, and our safety and fitness scores could be adversely impacted. A reduction in our safety and fitness scores or those of our drivers could also reduce our competitiveness in relation to other companies that have higher scores. Additionally, competition for qualified drivers with favorable safety ratings may increase and thus result in increases in driver-related compensation costs.
Like many trucking companies, we compensate our drivers based primarily on mileage rate and activity-based formulas.  California adopted legislation that sets forth requirements for the payment of a separate hourly wage for “nonproductive” time worked by piece-rate employees, and separate payment for compensable rest and recovery periods to those employees.  Specifically, the new legislation, which became effective January 1, 2016, codified three basic statutory requirements for the payment of employees on a piece-rate basis: (i) employees must be separately compensated for the time during which they take rest and recovery breaks; (ii) employees must be separately compensated for “other nonproductive time,” which is defined as “time under the employer’s control, exclusive of rest and recovery periods, that is not directly related to the activity being compensated on a piece-rate basis;” and (iii) that this “other nonproduction time” time must be compensated at an hourly rate no less than the applicable minimum wage. The application of this legislation to the Company and its operations could increase our operating costs, including labor costs and legal exposure.

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
We have been and continue to be involved in legal proceedings, claims and other litigation that arise in the ordinary course of business. Litigation may be related to labor and employment, competitive matters, property damage and liability claims, safety and contract compliance, environmental liability, our past financial restructurings and other matters. We discuss legal proceedings in the “Commitments, Contingencies, and Uncertainties” footnote to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Some or all of our expenditures to defend, settle or litigate these matters may not be covered by insurance or could impact our cost and ability to obtain insurance in the future. Litigation can be expensive, lengthy and disruptive to normal business operations, including to our management due to the increased time and resources required to respond to and address the litigation. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome of any particular matter or any future legal proceedings could have a material adverse effect on our business, financial condition, liquidity or results of operations. In the future, we could incur judgments or enter into settlements of claims that could harm our financial position, liquidity and results of operations.

We may not realize the expected benefits and cost savings from operational changes and performance improvement initiatives.
From time to time, we initiate operational changes and process improvements to reduce costs and improve financial performance. These changes and initiatives typically include evaluating management talent, reducing overhead costs, closing facilities, making upgrades to our technology, eliminating non-core assets and unnecessary activities and implementing changes of operations under our labor agreements. There is no assurance that any changes and improvements will be successful, that their implementation may not have an adverse impact on our operating results or that we will not have to initiate additional changes and improvements in order to achieve the projected benefits and cost savings.
Difficulties attracting and retaining qualified drivers could result in increases in driver compensation and purchased transportation costs and could adversely affect our profitability and our ability to maintain or grow our fleet.
Should our shipping volumes increase, we may need to attract new qualified drivers and may face difficulty doing so. Like many in the trucking industry, it is important to our business that we retain the necessary number of qualified drivers to operate efficiently. Regulatory requirements, including the CSA program of the FMCSA, have reduced the number of eligible employee drivers and independent contractors and may continue to do so in the future. Future Company driver shortages may result in less than optimal use of rail and over-the-road purchased transportation, which may result in higher costs to the Company and which use is limited under our Memorandum of Understanding (“MOU”) with the IBT. The compensation we offer our drivers is subject to market conditions, and we may find it necessary to increase driver compensation in future periods if we must attract new drivers. In addition, we and our industry suffer from a high driver turnover rate. Driver turnover requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment. If we are unable to continue to retain drivers and attract new drivers when needed, we could be required to adjust our compensation packages, increase our use of purchased transportation, let tractors sit idle, or operate with fewer tractors and face difficulty meeting customer demands, any of which would adversely affect our growth and profitability.
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
We conduct a portion of our operations in Canada and, to a lesser extent, Mexico. Our revenue from foreign sources totaled $99.3 million, $101.0 million, and $116.5 million in 2017, 2016 and 2015, respectively, and our long-lived assets located in foreign countries totaled $5.3 million, $5.2 million and $6.5 million at December 31, 2017, 2016, and 2015, respectively. As a participating carrier in the Customs and Trade Partnership Against Terrorism (“C-TPAT”) program, we and our contractors are able to cross into these countries more efficiently, thereby avoiding substantial delays. If we should lose the ability to participate in the C-TPAT program, we could experience significant border delays which could have a negative impact on our ability to remain competitive and operate efficiently in those countries.  In addition, our foreign operations are subject to certain risks inherent in doing business in jurisdictions outside of the United States, including:

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

As is common in the trucking industry, our revenues are subject to seasonal variations. During late fourth quarter and early first quarter each year, we expect operating expenses as a percent of revenue to increase and operating cash flows as a percent of revenue to decrease as compared to the rest of the year. The seasonal impact is primarily due to inclement weather, seasonally lower levels of shipments, and the seasonal timing of expenditures. We anticipate these seasonal trends will continue to impact our financial results and liquidity.

Changes in fuel prices and shortages of fuel can have a material adverse effect on the results of operations and profitability.
To lessen the effect of fluctuating fuel prices on our margins, we utilize a fuel surcharge program with our customers. These programs are common in the trucking industry and involve adjusting amounts charged to customers as fuel prices fluctuate. In the short term, under our present fuel surcharge program, rising fuel costs generally benefit us while falling fuel costs have a negative impact on our results of operations, though these effects are typically moderated over time. However, rapid material changes in the index upon which we base our program or our cost of fuel could significantly impact our revenue and operating income, resulting in a material adverse effect on our financial condition.

In addition, fuel shortages and petroleum product rationing could have a material adverse impact on our operations and profitability.

Financial and Liquidity Risks

Our failure to comply with the covenants in the documents governing our existing and future indebtedness could materially adversely affect our financial condition and liquidity.

The documents governing our indebtedness contain financial covenants, affirmative covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. In particular, our agreement (the “Term Loan Agreement”) for our $600 million term loan facility (“Term Loan”) has certain financial covenants that, among other things, restrict certain capital expenditures and require us to not exceed a maximum total leverage ratio. These covenants were last modified as part of the Term Loan amendment on July 26, 2017. For the four consecutive fiscal quarters ending December 31, 2017, our maximum total leverage ratio was 3.50 to 1.00, and our actual total leverage ratio during this period 3.38 to 1.00. The maximum total leverage ratio under the Term Loan remains at 3.50 to 1.00 throughout 2018 and then begins decreasing, first to 3.25 for the four consecutive fiscal quarters ending March 31, 2019. For additional information, see the “Debt and Financing” footnote to the consolidated financial statements.

Our current internal projections reflect that our maximum total leverage ratio will be below the ratio of 3.50 to 1.00 for the remainder of 2018. Our ability to satisfy our liquidity needs and meet future stepped-up covenants beyond the next twelve months is dependent upon our ability to achieve operating results that reflect improvement over our 2017 results.

If going forward we are unsuccessful in meeting our financial covenants, we will need to seek an amendment or waiver from our lenders, or take other remedial measures; otherwise, we will be in default under our credit facilities, which would enable lenders thereunder to accelerate the repayment of amounts outstanding and exercise remedies with respect to the collateral. If our lenders under our credit facilities demand payment, we will not have sufficient cash to repay such indebtedness. In addition, a default under our credit facilities or the lenders exercising their remedies thereunder could trigger cross-default provisions in our other indebtedness and certain other operating agreements. Our ability to amend our credit facilities or otherwise obtain waivers from our lenders depends on matters that are outside of our control and there can be no assurance that we will be successful in that regard. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity.

Our indebtedness and cash interest payment obligations, lease obligations and pension funding obligations, as well as our liquidity position, could adversely affect our financial flexibility and our competitive position.

As of December 31, 2017, we had $926.1 million in aggregate principal amount of outstanding indebtedness. We also have, and will continue to have, substantial lease obligations. We currently plan to procure a portion of our new revenue equipment using operating leases in 2018 and beyond. As of December 31, 2017, our expected minimum cash payments for our operating leases for 2018 are $116.5 million, and our total operating lease obligations payable through 2030 are $352.5 million. We expect our funding obligations in 2018 under our single-employer pension plans and the multi-employer pension funds will be approximately $130.0 million. Our indebtedness, lease obligations and pension funding obligations could continue to have an impact on our business. Our principal sources of liquidity are cash and cash equivalents, available borrowings under our asset-based loan facility (“ABL Facility”) and any prospective cash flow from operations. As of December 31, 2017, our availability under our ABL facility was $68.9 million and our managed accessibility was $26.7 million. (“Managed Accessibility”) is the measure of availability management uses based on the ABL requirement to maintain availability in an amount at least equal to or above 10% of the collateral line cap if the fixed charge coverage ratio falls below 1.10. Our cash and cash equivalents and managed accessibility totaled $118.3 million at December 31, 2017.

For example, these obligations and liquidity limitations could:

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
In the future, we may issue additional shares of our Common Stock to raise capital or in connection with a restructuring or refinancing of our indebtedness. In addition, shares of our Common Stock are reserved for issuance, exercise of outstanding stock options and vesting of outstanding share units. As of December 31, 2017, we had outstanding options to purchase an aggregate of approximately 33,000 shares of Common Stock, outstanding vested restricted stock and share units and performance based share units representing the right to receive a total of approximately 1.4 million shares of Common Stock upon vesting, and an aggregate of approximately 1.9 million shares of our Common Stock was reserved for future issuance under our Amended and Restated 2011 Incentive and Equity Award Plan (the “Amended 2011 Plan”). We have registered under the Securities Act all of the shares of Common Stock that we may issue upon the exercise of our outstanding options and the vesting of outstanding share units and on account of future awards made under the Amended 2011 Plan. All of these registered shares generally can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our Common Stock.
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
We do not anticipate that we will pay any dividends on shares of our Common Stock in the foreseeable future. We intend to retain any future earnings to fund operations, invest in new revenue equipment, to service debt and other obligations, such as lease and pension funding requirements, and to use for other corporate needs. Further, our credit facilities limit our ability to pay cash dividends.
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
Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2017, we operated a total of 384 transportation service facilities located in 50 states, Puerto Rico and Canada. Of this total, we own 187 and we lease 197, generally with lease terms ranging from one month to ten years with right of renewal options. The number of customer freight servicing doors totaled approximately 21,050, of which approximately 12,250 are at owned facilities and approximately 8,800 are at leased facilities. The transportation service centers vary in size ranging from one to three doors at small local facilities to 425 doors at the largest consolidation and distribution facility. In addition, we and our subsidiaries own and occupy a general office building in Lebanon, Pennsylvania. We also lease and occupy general office buildings in Holland, Michigan, Overland Park, Kansas, Sioux Falls, South Dakota, Tualatin, Oregon and Winnipeg, Manitoba. Our owned transportation service facilities and office buildings serve as collateral under our credit agreements.

Our facilities and equipment are adequate to meet current business requirements in 2018. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of expectations regarding capital spending in 2018.

Top 10 YRCW Service Facilities by Number of Doors at December 31, 2017

Location	Doors	Owned/Leased	Segment
Chicago Height, IL	426	Owned	YRC Freight
Carlisle, PA	408	Owned	YRC Freight
Kernersville, NC	349	Owned	YRC Freight
Bloomington, CA	325	Leased	YRC Freight
Maybrook, NY	304	Owned	YRC Freight
Charlotte, NC	274	Leased	YRC Freight
Irving, TX	261	Owned	YRC Freight
Marietta, GA	227	Leased	YRC Freight
Cincinnati,OH	216	Owned	YRC Freight
Piedmont, SC	214	Owned	YRC Freight

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

Name	Age	Position(s) Held
James L. Welch	63
Chief Executive Officer of the Company (since July 2011); Dynamex Inc. (transportation and logistics services): President and Chief Executive Officer (2008 - 2011); JHT Holdings (truck transportation): Interim Chief Executive Officer (2007 - 2008); Yellow Transportation (subsidiary of our Company): President and Chief Executive Officer (2000 - 2007), and various other positions (1978 - 2000); Current Director: SkyWest Inc. (regional airline); Former Director: Dynamex Inc., Spirit AeroSystems Holdings Inc. (commercial airplane assemblies and components), Roadrunner Transportation (transportation and logistics services), and Erickson Air Crane, Inc. (heavy lift helicopter company).

Darren D. Hawkins	48
President and Chief Operating Officer of the Company (since January 2018), President (February 2014-December 2017), Senior Vice President - Sales and Marketing (January 2013-February 2014) of YRC Freight; Director of Operations (December 2011-January 2013) and Director of Sales (January 2009-December 2011) for Con-Way Freight, a subsidiary of Con-Way, Inc.; various positions of increasing responsibility with Yellow Transportation, Inc. (former subsidiary of the Company) (1991-2009). Member of the American Transportation Research Institute Board of Directors (2018).

Stephanie D. Fisher	41
Chief Financial Officer of the Company (since May 2017); Acting Chief Financial Officer (January 2017-May 2017); Vice President and Controller of the Company (May 2012-May 2017); Director - Financial Reporting and various positions in the Company’s Corporate Accounting department (2004-2012).

Justin Hall	38
Chief Customer Officer of the Company (since June 2016); President of Logistics Planning Services (transportation management and logistics software) (2006-2016); Principal of LP Projects International, LLC (2003-2016).

James A. Fry	56
Vice President, General Counsel and Corporate Secretary of the Company (since April 2015); Swift Transportation Company: Executive Vice President and General Counsel (2010-2015), Corporate Counsel (2008-2010); General Counsel of Global Aircraft Solutions, Inc. (2003-2008).

Jason T. Ringgenberg	52
Chief Information Officer of the Company (since March 2017); Sr. Vice President and Chief Information Officer for YRC Freight (subsidiary of the Company) (April 2014-March 2017); various positions of increasing responsibility with Accenture, most recently Managing Director of North American Freight (June 1992-April 2014).

Mark D. Boehmer	57	Vice President and Treasurer of the Company (since July 2013); Vice President and Treasurer of Sealy Corporation (bedding manufacturer) (2003-2013).

Brianne L. Simoneau	39	Vice President and Controller of the Company (since May 2017); Director, Financial Reporting (April 2015-May 2017); Controller for Freightquote.com (March 2009-April 2015).

Thomas J. O’Connor	57
President of YRC Freight (since January 2018); President of USF Reddaway Inc. (January 2007-December 2017); President of USF Bestway (subsidiary of the Company) (2005-2007); Vice President - Western Division and officer of Roadway Express, Inc. (subsidiary of the Company) (1999-2005), District Manager (1995-1999) and various management positions of increasing responsibility (1982-1995) of Roadway Express, Inc. (subsidiary of the Company).

Scott D. Ware	57
President (since May 2012), Vice President Operations & Linehaul (2009-2012) and Vice President Linehaul (2007-2009) of USF Holland (subsidiary of the Company); Director of Linehaul of SAIA Inc. (2002-2007); Director of Linehaul of JEVIC (2000-2002); various industry management roles with Preston, Overnite, Con-Way and Spartan Express (1985-2000).

Loren Robert (“Bob”) Stone	56	President, (since January 2018); Vice President, Operations of USF Reddaway Inc. (December 2004-January 2018), various other positions with USF Reddaway Inc. and other affiliates of the Company.

Howard C. Moshier	51
President, New Penn Motor Express LLC (subsidiary of the Company) (since September 2017); Senior Vice President, Operations and Equipment Services for YRC Freight (subsidiary of the Company) (December 2016-August 2017); Senior Vice President, Operations for YRC Freight (August 2014-December 2016); Division Vice President (March 2014-August 2014); Area Director of Operations for YRC Freight (2008-2014); Director, Regional Operations for Roadway Express (2005-2008); various positions of increasing responsibility with Roadway Express, Inc. (subsidiary of the Company) (1988-2005).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 9, 2018, 363 stockholders of record held YRC Worldwide common stock. Trading activity averaged 708,192 shares per day during 2017, up from 706,869 per day in 2016. The NASDAQ Global Select Market quotes prices for our common stock under the symbol “YRCW.”

Quarterly Financial Information (unaudited)

	2017
(in millions, except per share and share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(b)
Operating revenue	$1,170.6	$1,260.6	$1,251.2	$1,208.6
(Gains) losses on property disposals, net	2.7	(1.0)	1.3	(3.6)
Operating income (loss)	(3.0)	50.0	40.1	11.3
Net income (loss)	(25.3)	19.0	3.0	(7.5)
Diluted income (loss) per share(a)	(0.78)	0.57	0.09	(0.23)
Market price of common stock per share:
High	15.79	11.35	14.08	15.09
Low	10.36	7.36	10.94	10.63

	2016
(in millions, except per share and share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$1,120.3	$1,207.6	$1,221.3	$1,148.3
(Gains) losses on property disposals, net	(0.3)	(11.1)	0.2	(3.4)
Operating income	13.4	57.2	38.8	14.9
Net income (loss)	(12.0)	27.1	13.9	(7.5)
Diluted income (loss) per share(a)	(0.37)	0.83	0.42	(0.23)
Market price of common stock per share:
High	14.37	10.52	12.75	16.97
Low	6.25	7.91	8.56	7.98

(a) Diluted income (loss) per share amounts were computed independently for each of the quarters presented. The sum of the quarters may differ from the total annual amount primarily due to change in the number of outstanding shares in the year and the impact of the if-converted method used to calculate earnings per share.
(b) During the fourth quarter of 2017, operating income and net loss included a non-union pension settlement charge of $7.6 million.

Purchases of Equity Securities by the Issuer

We did not repurchase any shares of our Common Stock in 2017, 2016 or 2015. The Term Loan Agreement does not permit us to purchase shares of our Common Stock outside of limited exceptions.

Dividends

We did not declare any cash dividends on our Common Stock in 2017, 2016 or 2015. Our Term Loan Agreement limits our ability to declare dividends on any of our outstanding common stock.

Common Stock Performance

Set forth below is a line graph comparing the quarterly percentage change in the cumulative total stockholder return of the Company’s common stock against the cumulative total return of the S&P Composite-500 Stock Index and the Dow Jones Transportation Average Stock Index for the period of five years commencing December 31, 2012 and ending December 31, 2017.

The graph that was presented in 2016 Form 10-K reflected inaccurate information for the period March 31, 2015 through December 31, 2016. The data presented for that time period, for both the Company and the selected indices, represented the stockholder return activity for the period beginning December 31, 2011 through September 30, 2013.

Item 6. Selected Financial Data

Our selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” included in this Form10-K.

(dollars in millions, except per share data. shares in thousands)	2017	2016	2015	2014	2013
For the Year
Operating revenue	$4,891.0	$4,697.5	$4,832.4	$5,068.8	$4,865.4
Operating income	98.4	124.3	93.0	45.5	28.4
Net income (loss)	(10.8)	21.5	0.7	(67.7)	(83.6)
Amortization of beneficial conversion feature on preferred stock	—	—	—	(18.1)	—
Net income (loss) attributable to common shareholders	(10.8)	21.5	0.7	(85.8)	(83.6)
Acquisition of property and equipment	(103.3)	(100.6)	(108.0)	(69.2)	(66.9)
Proceeds from disposal of property and equipment	8.8	35.1	17.5	20.8	9.8
Net cash provided by operating activities	60.7	103.8	147.6	28.5	12.1
Net cash used in investing activities	(9.6)	(67.7)	(121.4)	(41.6)	(23.5)
Net cash provided by (used in) financing activities	(96.2)	(73.2)	(23.5)	7.9	(21.0)

At Year-End
Total assets (a)	$1,585.5	$1,770.0	$1,879.4	$1,965.1	$2,046.4
Total debt (a)	906.1	997.1	1,062.4	1,090.0	1,344.9
Total shareholders’ deficit	(353.5)	(416.2)	(379.4)	(474.3)	(597.4)

Per Share Measurements
Basic per share data:
Net income (loss)	(0.33)	0.66	0.02	(3.00)	(8.96)
Average common shares outstanding	32,685	32,416	31,736	28,592	9,332
Diluted per share data:
Net income (loss)	(0.33)	0.65	0.02	(3.00)	(8.96)
Average common shares outstanding	32,685	33,040	32,592	28,592	9,332

Other Data
Number of employees (b)	32,000	32,000	32,000	33,000	32,000
Operating ratio:(c)
YRC Freight	98.7%	98.2%	99.4%	100.0%	101.0%
Regional Transportation	96.3%	95.3%	95.2%	96.4%	95.4%
Consolidated	98.0%	97.4%	98.1%	99.1%	99.4%

(a)
Due to the adoption of Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest, “Total assets” and “Total debt” were updated to reflect the reclassification of unamortized debt issuance costs.

(b)	Rounded to the nearest thousand.

(c)
Operating ratio is calculated as (i) 100 percent (ii) minus the result of dividing operating income by operating revenue or (iii) plus the result of dividing operating loss by operating revenue and expressed as a percentage.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “MD&A”, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. See the introductory section immediately prior to “Part I” and Risk Factors in “Item 1A” of this report regarding these statements.

Overview
This MD&A includes the following sections:

Our Business: a brief description of our business and a discussion of how we assess our operating results
Consolidated Results of Operations: an analysis of our consolidated results of operations for the years ended December 31, 2017, 2016 and 2015
Reporting Segment Results of Operations: an analysis of our results of operations for the years ended December 31, 2017, 2016 and 2015 for our two reporting segments: YRC Freight and Regional Transportation
Certain Non-GAAP Financial Measures: an analysis of our results using certain non-GAAP financial measures, for the years ended December 31, 2017, 2016 and 2015
Liquidity and Capital Resources: a discussion of our major sources and uses of cash as well as an analysis of our cash flows and aggregate contractual obligations and commercial commitments

Our Business
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

◦
Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to fund restructuring professional fees and other transaction costs related to debt, nonrecurring consulting fees, letter of credit fees, service interest or principal payments on our outstanding debt or fund our lump sum payments to our union employees required under the MOU;

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

Consolidated Results of Operations
Our consolidated results for 2017, 2016 and 2015 include the consolidated results of our reporting segments and unallocated corporate charges. A more detailed discussion of the operating results of our reporting segments is presented in the “Reporting Segment Results of Operations” section below.
The table below provides summary consolidated financial information for the three years ended December 31:

				Percent Change
(in millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Operating revenue	$4,891.0	$4,697.5	$4,832.4	4.1%		(2.8)%
Operating income	98.4	124.3	93.0	(20.8)%		33.7%
Nonoperating expenses, net	116.5	99.7	97.4	16.9%		2.4%
Net income (loss)	(10.8)	21.5	0.7	NM	(a)	NM	(a)

(a)	Not Meaningful

2017 Compared to 2016

Our consolidated operating revenue increased $193.5 million, or 4.1%, for the year ended December 31, 2017 compared to 2016. The increase in revenue was largely attributed to increased fuel surcharge revenue and improved yield (excluding fuel surcharge).

Operating expenses increased $219.4 million, or 4.8%, for the year ended December 31, 2017 compared to 2016, due to an increase in salaries, wages and employee benefits, an increase in purchased transportation expense, higher fuel costs, and a decrease in gains on property disposals.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $81.7 million, or 2.9%, primarily due to a $44.8 million increase in wages and a $41.3 million increase in employee benefit costs, which are primarily related to contractual rate increases for union employees, combined with an increase in shipping volumes, which required more employee hours to process freight. Employee benefit costs also included the impact of a non-union pension settlement charge of $7.6 million recognized in the fourth quarter of 2017 due to the amount of lump sum benefit payments distributed from plan assets during the year.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $68.4 million, or 8.6%, primarily due to a $51.8 million increase in fuel expenses driven by higher fuel prices on a per gallon basis. The increase in operating expenses was also due to an increase of $5.9 million in legal expenses primarily related to adverse legal developments at the Regional segment.

Purchased transportation. Purchased transportation increased $73.9 million, or 13.3%, primarily due to a $28.1 million increase in vehicle rent expense, which consists of a $16.1 million increase in long-term rental expense due to higher usage of operating leases for revenue equipment and an $11.9 million increase in short-term rental expense resulting from equipment shortages. Additionally, rail purchased transportation expense increased $20.0 million primarily due to an increase in rail miles and higher rail rates, which is principally related to higher fuel surcharges, and local purchased transportation expense increased $15.1 million primarily due to higher usage of third-party providers resulting from equipment shortages as well as increased rates per mile.

Other operating expenses. Other operating expenses decreased $6.5 million, or 2.6%, primarily due to a decrease of $8.4 million in our liability claims expense primarily due to favorable developments on our prior year outstanding claims.

Gains/losses on property disposals. Net gains on disposals of property were $0.6 million in 2017 compared to net gains of $14.6 million in 2016. The gains in 2016 were primarily related to the sale of real properties.

Nonoperating expenses, net. Nonoperating expenses increased $16.8 million for the year ended December 31, 2017 compared to 2016 primarily due to $8.1 million in transaction costs related to debt amendments, a $4.9 million increase in foreign currency transaction losses, and a $2.8 million joint venture gain from JHJ in 2016 with no corresponding gain in 2017.

Our effective tax rate for the years ended December 31, 2017 and 2016 was 40.3% and 12.6%, respectively. Significant items impacting the 2017 rate include a benefit recognized due to application of ASC 740, Income Taxes (“ASC 740”), rules regarding intra-period tax allocation, a state provision, a foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance at December 31, 2017. We recognize valuation allowances on deferred tax assets, if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision or in equity if directly related to other comprehensive income (loss) in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. Accordingly, as of December 31, 2017 and 2016, we have a full valuation against our net deferred tax assets, exclusive of a deferred tax liability related to a foreign jurisdiction.

In July 2011, July 2013, and January 2014, we experienced significant changes in the ownership of our stock, as measured for Federal income tax purposes. These changes triggered the application of Section 382 of the Internal Revenue Code, as amended (the “Code”), which will likely have no substantial impact on the use of tax net operating loss carryovers (“NOLs”) generated through January 31, 2014 and prior to offset future taxable income. While Section 382 changes may adversely affect cash flow, they have no impact on our current financial statements. The deferred tax assets resulting from the existing NOLs to which a Section 382 change applies are already fully offset by a valuation allowance.

The Tax Cuts and Jobs Act (“The Tax Act”) was signed by the President on December 22, 2017. The Tax Act, among other provisions, reduces the corporate income tax rate effective January 1, 2018 from the current rate of 35% to a new rate of 21%.

The Company is still evaluating the impacts of The Tax Act, particularly as official guidance is issued by the US Treasury Department and the Internal Revenue Service. For 2017, the only impacts were the inclusion of the taxable income related to the deemed dividend of the cumulative deferred earnings and profits from controlled foreign corporations and the reduction in the value of the Company’s net deferred tax assets (before valuation allowance) for the decrease in the federal tax rate. Other relevant significant changes for 2017 and after include 1) the option to immediately expense, rather than depreciate, initially 100% of the purchase cost (declining over multiple years to 20%) of certain depreciable assets; 2) the mandate that all revenue be recognized for tax purposes no later than when recognized for purposes of audited financial statements; 3) a substantial limit on the deduction for interest expense; 4) a restriction on the deduction for Net Operating Losses (NOLs) generated post 2017; and 5) the annual inclusion in U.S. taxable income of certain foreign earnings designated as “Global Intangible Low-Taxed Income” (“GILTI”). The immediate expensing option will provide no benefit until the Company’s existing NOLs are fully utilized. The other changes listed above, in addition to the 2017 deemed dividend of foreign earnings, will divert the utilization of existing NOLs that would otherwise have been available to offset future income from operations.

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

Salaries, wages and employee benefits. Salaries, wages and employee benefits decreased $45.1 million, or 1.6%, due to a $35.2 million decrease in salaries and wages, resulting from a decrease in shipping volumes, which required fewer employee hours to process freight, and a reduction in incentive compensation expense. Workers’ compensation decreased $6.3 million primarily due to a reduction in new claim frequency driven by safety initiatives and favorable development of outstanding claims. Additionally, employee benefit costs decreased by $2.1 million, which included the impact of a non-union pension settlement charge of $28.7 million recognized in the fourth quarter of 2015 as a result of pension settlements from lump sum payouts during the year, partially offset by higher overall employee benefits for both non-union and union employees. The increase in union and non-union employee benefit costs was due to contractual rate increases and higher usage, respectively.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies decreased $79.3 million, or 9.0%, primarily due to a $60.9 million decrease in fuel expenses driven by lower fuel prices on a per gallon basis, as well as fewer miles driven. Additionally, vehicle maintenance expense decreased by $15.3 million due to lower maintenance costs per mile and fewer miles driven.

Purchased transportation. Purchased transportation decreased $7.5 million, or 1.3%, primarily due to a $29.1 million decrease in rail transportation expense, driven by a reduction in rail miles and lower rail rates, which was primarily related to lower fuel surcharges charged by our providers. This was offset by an increase of $16.2 million in vehicle rent expense due to higher usage of operating leases for revenue equipment.

Other operating expenses. Other operating expenses decreased $13.9 million, or 5.2%, primarily due to a decrease of $11.2 million in our liability claims expense primarily due to lower frequency and severity in the current year and favorable development on prior year outstanding claims.

Gains/losses on property disposals. Net gains on disposals of property were $14.6 million in 2016 compared to net losses of $1.9 million in 2015. The gains in 2016 were primarily related to the sale of real properties.

Nonoperating expenses, net. Nonoperating expenses increased $2.3 million for the year ended December 31, 2016 compared to 2015 primarily due to an $8.4 million increase in foreign currency transaction losses, offset by a decrease in interest expense of $4.2 million.

Our effective tax rate for the years ended December 31, 2016 and 2015 was 12.6% and 115.9%, respectively. Significant items impacting the 2016 rate included a refund from a prior year amended return, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance at December 31, 2016. Significant items impacting the 2015 rate included a benefit recognized due to application of ASC 740 rules regarding intra-period tax allocation, a state tax provision, a foreign tax provision, certain permanent items, a decrease in the reserve for uncertain tax positions and an increase in the valuation allowance established for the net deferred tax asset balance at December 31, 2015. We recognize valuation allowances on deferred tax assets, if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision or in equity if directly related to other comprehensive income (loss) in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. Accordingly, as of December 31, 2016 and 2015, we have a full valuation allowance against our net deferred tax assets, exclusive of a deferred tax liability related to a foreign jurisdiction.

Reporting Segment Results of Operations

We evaluate our business using our two reporting segments:

•
YRC Freight is the reporting segment that focuses on longer haul business opportunities with national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management. This reporting segment includes YRC Freight, our LTL subsidiary, and YRC Reimer, a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States and Canada, YRC Freight also serves parts of Mexico and Puerto Rico.

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

YRC Freight Results

YRC Freight represented 63% of our consolidated operating revenue in 2017, 2016 and 2015. The table below provides summary financial information for YRC Freight for the years ended December 31:

				Percent Change
(in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Operating revenue	$3,067.9	$2,958.9	$3,055.7	3.7%	(3.2)%
Operating income	41.4	53.2	18.0	(22.2)%	NM	(b)
Operating ratio(a)	98.7%	98.2%	99.4%	(0.5)pp	1.2pp

(a)	pp represents the change in percentage points

(b)	Not Meaningful

2017 Compared to 2016

YRC Freight reported operating revenue of $3,067.9 million in 2017, an increase of $109.0 million, or 3.7%, compared to 2016. The increase in revenue was largely driven by an increase in fuel surcharge revenue, in volume, and improved yield (excluding fuel surcharge). The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the years ended December 31:

	2017	2016	Percent Change(b)
Workdays	251.5	252.5

Total picked up revenue (in millions)(a)	$3,033.0	$2,922.7	3.8%
Total tonnage (in thousands)	6,291	6,221	1.1%
Total tonnage per workday (in thousands)	25.01	24.64	1.5%
Total shipments (in thousands)	10,465	10,368	0.9%
Total shipments per workday (in thousands)	41.61	41.06	1.3%
Total picked up revenue per hundred weight	$24.11	$23.49	2.6%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$21.53	$21.30	1.1%
Total picked up revenue per shipment	$290	$282	2.8%
Total picked up revenue per shipment (excluding fuel surcharge)	$259	$256	1.3%
Total weight per shipment (in pounds)	1,202	1,200	0.2%

(in millions)	2017	2016
(a)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$3,067.9	$2,958.9
Change in revenue deferral and other	(34.9)	(36.2)
Total picked up revenue	$3,033.0	$2,922.7
(a) Does not equal financial statement revenue due to revenue adjustments for shipments in transit and the impact of other revenue.
(b) Percent change based on unrounded figures and not rounded figures presented.
Operating income for YRC Freight was $41.4 million for the year ended December 31, 2017, a decrease of $11.8 million from the same period in 2016, consisting of a $109.0 million increase in revenue and a $120.8 million increase in operating expenses. The increase in operating expense is primarily due to an increase in contractual wages and employee benefit costs, higher fuel costs, an increase in purchased transportation expense, and a decrease in gains on property disposals.
Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $33.6 million, or 1.9%, primarily due to an $18.8 million increase in wages and an $19.5 million increase in employee benefit costs, which are primarily related to contractual rate increases for union employees, combined with an increase in shipping volumes, which required more employee hours to process freight. Additionally, employee benefit costs includes the impact of a non-union pension settlement charge of $7.6 million recognized in the fourth quarter of 2017 due to the amount of lump sum benefit payments distributed from plan assets during the year. Partially offsetting these increases was a decrease in salaries of $5.2 million due to headcount reductions.
Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $35.4 million, or 7.0%, primarily due to a $28.7 million increase in fuel expenses driven by higher fuel prices on a per gallon basis. Also, operating expenses increased by $7.6 million primarily due to a $2.4 million increase in hardware and software expenses.
Purchased Transportation. Purchased transportation increased $55.1 million, or 13.1%, primarily due to a $19.9 million increase in rail purchased transportation due to an increase in rail miles and higher rail rates which were impacted by increased fuel surcharges. Vehicle rent expense increased $17.3 million due to an $11.0 million increase in short-term rental expense resulting from equipment shortages as well as a $6.3 million increase in long-term lease expense driven by higher usage of operating leases for revenue equipment. Local purchased transportation expense increased $9.0 million due to higher usage of third-party providers resulting from equipment shortages as well as increased rates per mile.
Gains/losses on property disposals. Net gains on disposals of property were $2.2 million in 2017 compared to net gains of $15.7 million in 2016, primarily due to the sale of real properties.

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
Salaries, wages and employee benefits. Salaries, wages and employee benefits decreased $42.5 million, or 2.4%, due to a $21.5 million decrease in salaries and wages, which was primarily driven by a decrease in shipping volumes, which required fewer employee hours to process freight. Workers’ compensation expenses decreased $4.9 million due to a reduction in new claim frequency driven by safety initiatives and favorable development of prior year claims. Additionally, employee benefits costs decreased by $16.1 million, which included the impact of a non-union pension settlement charge of $28.7 million recognized in the fourth quarter of 2015 as a result of pension settlements from lump sum payouts during the year, partially offset by higher overall employee benefit costs for both union and non-union employees. The increase in union and non-union employee benefit costs was due to contractual rate increases and higher usage, respectively.
Fuel, operating expenses and supplies. Fuel, operating expenses and supplies decreased $55.7 million, or 9.9%, primarily due to a $34.8 million decrease in fuel expenses driven by lower fuel prices on a per gallon basis, as well as fewer miles driven. Additionally, vehicle maintenance expense decreased by $13.7 million due to lower maintenance costs per mile and fewer miles driven and nonrecurring consulting fees decreased $5.1 million.
Purchased Transportation. Purchased transportation decreased $16.8 million, or 3.8%, primarily due to a $29.1 million decrease in rail purchased transportation expense due to a reduction in rail miles and lower rail rates, which was principally related to lower fuel surcharges charged by our providers. This was offset by an increase of $9.7 million in local purchased transportation expense, in addition to a $2.6 million increase in vehicle rent expense, which was due to higher usage of operating leases for revenue equipment.

Gains/losses on property disposals. Net gains on disposals of property were $15.7 million in 2016 compared to net losses of $1.9 million in 2015. The gains in 2016 were primarily related to the sale of real properties.

Regional Transportation Results

Regional Transportation represented 37% of consolidated operating revenue in 2017, 2016 and 2015. The table below provides summary financial information for Regional Transportation for the years ended December 31:

				Percent Change
(in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Operating revenue	$1,823.4	$1,739.3	$1,776.9	4.8%	(2.1)%
Operating income	67.9	81.3	85.4	(16.5)%	(4.8)%
Operating ratio(a)	96.3%	95.3%	95.2%	(1.0)pp	(0.1)pp

(a)	pp represents the change in percentage points

2017 Compared to 2016

Regional Transportation reported operating revenue of $1,823.4 million for 2017, representing an increase of $84.1 million, or 4.8%, from 2016. The increase in revenue was largely driven by an increase in fuel surcharge revenue and an increase in volume. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the years ended December 31:

	2017	2016	Percent Change(b)
Workdays	251.5	252.0

Total picked up revenue (in millions)(a)	$1,824.8	$1,740.7	4.8%
Total tonnage (in thousands)	7,827	7,585	3.2%
Total tonnage per workday (in thousands)	31.12	30.10	3.4%
Total shipments (in thousands)	10,370	10,291	0.8%
Total shipments per workday (in thousands)	41.23	40.84	1.0%
Total picked up revenue per hundred weight	$11.66	$11.47	1.6%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$10.44	$10.42	0.1%
Total picked up revenue per shipment	$176	$169	4.0%
Total picked up revenue per shipment (excluding fuel surcharge)	$158	$154	2.5%
Total weight per shipment (in pounds)	1,510	1,474	2.4%

(in millions)	2017	2016
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,823.4	$1,739.3
Change in revenue deferral and other	1.4	1.4
Total picked up revenue	$1,824.8	$1,740.7
(a) Does not equal financial statement revenue due to revenue adjustments for shipments in transit.
(b) Percent change based on unrounded figures and not rounded figures presented.

Operating income for Regional Transportation was $67.9 million for the year ended December 31, 2017, a decrease of $13.4 million from the same period in 2016, which consisted of an $84.1 million increase in revenue and a $97.5 million increase in operating expenses. The increase in operating expense is primarily due to an increase in contractual wages and employee benefit costs, higher fuel costs, and an increase in purchased transportation expense.
Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $45.5 million, or 4.4%, primarily due to a $25.2 million increase in wages and a $23.9 million increase in employee benefit costs, which are primarily related to contractual rate increases for union employees, combined with an increase in shipping volumes, which required more employee hours to process freight.
Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $35.1 million, or 11.0%, primarily due to a $23.2 million increase in fuel expense, which was largely driven by higher fuel prices on a per gallon basis, and a $5.9 million increase in legal expenses resulting from adverse developments.
Purchased Transportation. Purchased transportation increased $18.3 million, or 13.9%, primarily due to a $10.8 million increase in vehicle rent expense resulting from higher usage of operating leases for revenue equipment and an increase of $6.1 million in local purchased transportation due to higher usage of third party providers.
Other operating expenses. Other operating expenses increased $4.7 million, or 5.3%, primarily due to an increase of $2.8 million increase in cargo claims expense and a $1.9 million increase in operating taxes, primarily due to more fuel gallons purchased.

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

	2016	2015	Percent Change(b)
Workdays	252.0	251.0

Total picked up revenue (in millions)(a)	$1,740.7	$1,776.5	(2.0)%
Total tonnage (in thousands)	7,585	7,708	(1.6)%
Total tonnage per workday (in thousands)	30.10	30.71	(2.0)%
Total shipments (in thousands)	10,291	10,375	(0.8)%
Total shipments per workday (in thousands)	40.84	41.33	(1.2)%
Total picked up revenue per hundred weight	$11.47	$11.52	(0.4)%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$10.42	$10.26	1.6%
Total picked up revenue per shipment	$169	$171	(1.2)%
Total picked up revenue/shipment (excluding fuel surcharge)	$154	$152	0.8%
Total weight per shipment (in pounds)	1,474	1,486	(0.8)%

(in millions)	2016	2015
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,739.3	$1,776.9
Change in revenue deferral and other	1.4	(0.4)
Total picked up revenue	$1,740.7	$1,776.5
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
Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $5.4 million, or 0.5%, primarily due to an increase of $11.4 million in union and non-union employee benefit costs due to contractual rate increases and higher usage, respectively, offset by a net decrease of $4.6 million in salaries and wages. The decrease in salaries and wages was principally related to a Regional Transportation segment profit sharing bonus that was paid to eligible union employees in 2015, with no similar bonus paid in 2016, offset by an overall increase in annual wage rates.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies decreased $30.8 million, or 8.8%, primarily due to a $26.1 million decrease in fuel expenses driven by lower fuel prices on a per gallon basis, as well as fewer miles driven.
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

Consolidated Adjusted EBITDA

The reconciliation of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA (defined in our Term Loan Agreement as “Consolidated EBITDA”) for the years ended December 31, 2017, 2016 and 2015 is as follows:

(in millions)	2017	2016	2015
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$(10.8)	$21.5	$0.7
Interest expense, net	102.4	103.0	107.1
Income tax expense (benefit)	(7.3)	3.1	(5.1)
Depreciation and amortization	147.7	159.8	163.7
EBITDA	232.0	287.4	266.4
Adjustments for Term Loan Agreement:
(Gains) losses on property disposals, net	(0.6)	(14.6)	1.9
Letter of credit expense	6.8	7.7	8.8
Restructuring professional fees	2.2	—	0.2
Transaction costs related to issuances of debt	8.1	—	—
Nonrecurring consulting fees	—	—	5.1
Permitted dispositions and other	1.2	3.0	0.4
Equity-based compensation expense	6.5	7.3	8.5
Amortization of ratification bonus	—	4.6	18.9
Non-union pension settlement charge	7.6	—	28.7
Other, net(a)	10.4	2.1	(5.6)
Adjusted EBITDA	$274.2	$297.5	$333.3

(a)	As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Segment Adjusted EBITDA

The following represents Adjusted EBITDA by segment for the years ended December 31, 2017, 2016 and 2015:

(in millions)	2017	2016	2015
Adjusted EBITDA by segment:
YRC Freight	$137.8	$140.1	$167.2
Regional Transportation	136.4	156.5	165.9
Corporate and other	—	0.9	0.2
Adjusted EBITDA	$274.2	$297.5	$333.3

The reconciliation of operating income, by segment, to Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015 is as follows:

YRC Freight segment (in millions)	2017	2016	2015
Reconciliation of operating income to Adjusted EBITDA:
Operating income	$41.4	$53.2	$18.0
Depreciation and amortization	84.8	90.3	93.1
(Gains) losses on property disposals, net	(2.2)	(15.7)	1.9
Letter of credit expense	4.3	5.0	6.1
Nonrecurring consulting fees	—	—	5.1
Amortization of ratification bonus	—	3.0	12.2
Non-union pension settlement charge	7.6	—	28.7
Other, net(a)	1.9	4.3	2.1
Adjusted EBITDA	$137.8	$140.1	$167.2

(a)	As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Regional Transportation segment (in millions)	2017	2016	2015
Reconciliation of operating income to Adjusted EBITDA:
Operating income	$67.9	$81.3	$85.4
Depreciation and amortization	62.9	69.5	70.7
Losses on property disposals, net	1.6	1.1	0.2
Letter of credit expense	2.2	2.5	2.1
Amortization of ratification bonus	—	1.6	6.7
Other, net(a)	1.8	0.5	0.8
Adjusted EBITDA	$136.4	$156.5	$165.9

(a)	As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Corporate (in millions)	2017	2016	2015
Reconciliation of operating loss to Adjusted EBITDA:
Operating loss	$(10.9)	$(10.2)	$(10.4)
Depreciation and amortization	—	—	(0.1)
Gains on property disposals, net	—	—	(0.2)
Letter of credit expense	0.3	0.2	0.6
Restructuring professional fees	2.2	—	0.2
Permitted dispositions and other	1.2	3.0	0.4
Equity-based compensation expense	6.5	7.3	8.5
Other, net(a)	0.7	0.6	1.2
Adjusted EBITDA	$—	$0.9	$0.2

(a)	As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective net cash flow from operations. As of December 31, 2017, our availability under our ABL Facility was $68.9 million, which is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $352.6 million of outstanding letters of credit. Our Managed Accessibility was $26.7 million, which is the measure of availability management uses based on the ABL requirement to maintain availability in an amount at least equal to or above 10% of the collateral line cap if the fixed charge coverage ratio falls below 1.10. Our cash and cash equivalents and Managed Accessibility was $118.3 million as of December 31, 2017.

As of December 31, 2016, our availability under our ABL Facility was $89.0 million. Of the $89.0 million in availability, Managed Accessibility was $44.4 million. Our cash and cash equivalents and Managed Accessibility was $181.1 million as of December 31, 2016.

Outside of funding normal operations, our principal uses of cash include making contributions to our single-employer pension plans and various multi-employer pension funds, and meeting our other cash obligations, including, but not limited to, paying principal and interest on our funded debt, payments on equipment leases and funding capital expenditures.

As of December 31, 2017, our Standard & Poor’s Corporate Family Rating was “B-”with a stable outlook and Moody’s Investor Service Corporate Family Rating was “B3” with a positive outlook.

Credit Facility Covenants

The Term Loan Agreement governing our Term Loan has certain financial covenants, as amended on July 26, 2017, that, among other things, restrict certain capital expenditures and require us to comply with a maximum total leverage ratio covenant (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA as defined below).

Our total maximum leverage ratio covenants are as follows:

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
December 31, 2017	3.50 to 1.00	December 31, 2019	3.00 to 1.00
March 31, 2018	3.50 to 1.00	March 31, 2020	3.00 to 1.00
June 30, 2018	3.50 to 1.00	June 30, 2020	3.00 to 1.00
September 30, 2018	3.50 to 1.00	September 30, 2020	2.75 to 1.00
December 31, 2018	3.50 to 1.00	December 31, 2020	2.75 to 1.00
March 31, 2019	3.25 to 1.00	March 31, 2021	2.75 to 1.00
June 30, 2019	3.25 to 1.00	June 30, 2021 and thereafter	2.50 to 1.00
September 30, 2019	3.25 to 1.00

Refer to our “Debt and Financing” footnote of our consolidated financial statements for a description of Consolidated Adjusted EBITDA, defined in our Term Loan Agreement as “Consolidated EBITDA.” Consolidated Total Debt, as defined in our Term Loan Agreement, is the principal amount of indebtedness outstanding. Our total leverage ratio for the four quarters ending December 31, 2017 was 3.38 to 1.00.

We believe that our results of operations will be sufficient to allow us to comply with the covenants in the Term Loan Agreement. Given our recent amendment to extend our Second A&R CDA, we have improved our overall financial position as our nearest term maturity is now beyond 2020. We expect that our cash and cash equivalents, improvements in operating results and availability under our ABL Facility will be sufficient to allow us to fund our normal operations, increase working capital to support our planned revenue growth, and fund capital expenditures (and long-term leases, where applicable) for at least the next twelve months. Our ability to satisfy our liquidity needs and meet future stepped-up covenants beyond the next twelve months is dependent upon our ability to achieve operating results that reflect improvement over our 2017 results. Means for improving our profitability may include ongoing successful implementation and realization of pricing actions, combined with a balanced strategy for volume, productivity and efficiency initiatives, continued reinvestment in revenue equipment and technology, reduced usage of third party local purchased transportation providers, and successful hiring and retention of drivers, some of which are outside of our control.

Cash Flow

Operating Cash Flow

Cash flow from operations decreased by $43.1 million to $60.7 million for the year ended December 31, 2017 compared to $103.8 million for the year ended December 31, 2016. The decrease in operating cash flows is primarily related to a $27.5 million decrease in cash flow from net income (loss) and a $14.9 million decrease in cash flow related to working capital.

Cash flow from operations decreased by $37.7 million to $103.8 million for the year ended December 31, 2016 compared to $147.6 million for the year ended December 31, 2015. The decrease in operating cash flow is primarily related to a $61.7 million decrease in cash flow from accounts receivable, offset by a $20.8 million year-over-year improvement in net income.

Investing Cash Flow

Investing cash flows used $9.6 million of cash in 2017 compared to $67.7 million in 2016, primarily due to the net receipt of $84.9 million in restricted escrow refunds in 2017 compared to a net payment of $16.8 million in 2016. Offsetting this increase, net proceeds from the disposal of property and equipment decreased $26.3 million, and cash flows in 2016 included $14.6 million in net proceeds from the sale of JHJ with no similar cash flow in 2017. See a detailed discussion of 2017 and 2016 capital expenditures below in “Capital Expenditures” for further information.

Investing cash flows used $67.7 million in 2016 compared to $121.4 million of cash in 2015, primarily due to an increase of $17.6 million in proceeds from the disposal of property and equipment resulting from significant property sales in 2016 and proceeds of $14.6 million related to the sale of JHJ. This was offset by an increase of $16.3 million in net amounts deposited into our restricted escrow account. See a detailed discussion of 2016 and 2015 capital expenditures below in “Capital Expenditures” for further information.

Financing Cash Flow

Net cash used in financing activities for 2017 was $96.2 million, which consists primarily of $79.3 million in repayments of our long-term debt, of which $61.9 million was in addition to regularly scheduled principal payments, as well as $14.5 million in debt issuance costs incurred during the year related to our financing transactions.

Net cash used in financing activities for 2016 was $73.2 million, of which $70.7 million consisted of repayments of our long-term debt.

Net cash used in financing activities for 2015 was $23.5 million, which consists solely in repayments of our long-term debt.

Capital Expenditures

Our capital expenditures focus primarily on the replacement of revenue equipment, improvements to structures, and investments in information technology. Our business is capital intensive with significant investments in tractors, trailers, refurbished engines, and service center facilities. We determine the amount and timing of capital expenditures based on numerous factors, including fleet age, service center condition, viability of IT systems, anticipated liquidity levels, economic conditions, new or expanded services, regulatory actions and availability of financing.

The table below summarizes our actual net capital expenditures (proceeds) by type of investment for the years ended December 31:

(in millions)	2017	2016	2015
Acquisition of property and equipment
Revenue equipment	$35.3	$30.6	$49.8
Land and structures	16.9	12.5	11.1
Technology	45.6	42.7	36.5
Other	5.5	14.8	10.6
Total capital expenditures	103.3	100.6	108.0
Proceeds from disposal of property and equipment
Revenue equipment	(2.0)	(2.5)	(7.1)
Land and structures	(6.6)	(32.5)	(7.7)
Technology	(0.2)	(0.1)	—
Other	—	—	(2.7)
Total proceeds	(8.8)	(35.1)	(17.5)
Total net capital expenditures	$94.5	$65.5	$90.5

Our capital expenditures for revenue equipment were used primarily to fund the purchase of used tractors and trailers and to refurbish engines for our revenue fleet.

For the year ended December 31, 2017, we entered into new operating lease commitments for revenue equipment totaling $108.4 million, with such payments to be made over the average lease term of 5 years. As of December 31, 2017, our operating lease obligations through 2030 totaled $352.5 million and are expected to increase as we lease additional revenue equipment in future years.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual obligations and commercial commitments as of December 31, 2017.

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
During 2017, the Company amended the domestic qualified pension plans to provide for an automatic commencement of benefit at age 65, regardless of employment status. Additionally, the Yellow Transportation Plan was amended to permit the payment of lump sum benefit payments effective January 1, 2018. These amendments are consistent with the Company’s continued long-term strategy of de-risking the qualified pension plans.

During 2017, our net pension expense was $20.3 million. This amount included a $7.6 million expense recognition of settlements from lump sum payouts during the year, primarily driven by the plan amendments summarized in the preceding paragraph for the automatic commencement of pension benefit at age 65. The non-cash settlement charge is reflected in salaries,wages and employee benefits as a result of the requirement to expense the unrecognized actuarial losses associated with the lump sum settlements. Our cash contributions were $68.0 million. Using our current plan assumptions, which include an assumed 7.0% return on assets and a weighted average discount rate of 3.77%, we expect to record expense of $20.1 million for the year ended December 31, 2018. As a result of the amendment to permit the option for lump sum benefit payments, the Company believes the lump sum settlement threshold will be triggered in 2018. Upon exceeding the lump sum settlement threshold, a remeasurement of the accrual pension obligation will be required.
We expect our cash contributions for our non-union sponsored pension plans for the next five years to be as follows:

(in millions)	Expected Cash Contributions
2018	$25.4
2019	19.8
2020	15.2
2021	11.7
2022	17.6

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
If future actual asset returns fall short of the 7.0% assumption by 1.0% per year, total cash contributions would be $9.9 million higher over the next five years. If future actual asset returns exceed the 7.0% assumption by 1.0% per year, total cash contributions would be $13.7 million lower over the next five years.
If future interest rates decrease 100 basis points from January 1, 2018 levels, total cash contributions would be $47.0 million lower over the next five years. This reflects our liability hedging strategy and the impact of BBA 2015 legislation. The liability hedging strategy results in additional asset returns from decreases in interest rates. However, BBA 2015 limits the increase in liabilities from lower interest rates such that the net effect is lower contributions. If interest rates increase 100 basis points from January 1, 2018 levels, total cash contributions would be $38.4 million higher over the next five years.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of December 31, 2017:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
ABL Facility(a)	$26.3	$7.0	$14.1	$5.2	$—
Term Loan(b)	856.1	78.6	151.1	626.4	—
Lease financing obligations(c)	97.1	41.8	29.3	13.5	12.5
Pension deferral obligations(d)	103.7	7.5	14.3	81.9	—
Workers’ compensation and property damage and liability claims obligations(e)	369.8	105.2	116.3	51.9	96.4
Operating leases(f)	352.5	116.5	154.2	65.1	16.7
Other contractual obligations(g)	18.0	16.4	1.2	0.4	—
Capital expenditure obligations(h)	80.0	80.0	—	—	—
Total contractual obligations	$1,903.5	$453.0	$480.5	$844.4	$125.6

(a)	The ABL Facility includes future payments for the letter of credit fees and unused line fees and are not included on the Company’s consolidated balance sheets.

(b)	The Term Loan includes principal and interest payments, but excludes the unamortized discounts.

(c)
The lease financing obligations include interest payments of $61.9 million and principal payments of $35.2 million. The remaining principal obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

(d)	Pension deferral obligations includes principal and interest payments on the Second A&R CDA, amended January 30, 2018.

(e)	The workers’ compensation and property damage and liability claims obligations represent our estimate of future payments for these obligations, not all of which are contractually required.

(f)
Operating leases represent future payments, which include interest, under contractual lease arrangements primarily for revenue equipment and are not included on the Company’s consolidated balance sheets.

(g)	Other contractual obligations includes future service agreements and certain maintenance agreements and are not included on the Company’s consolidated balance sheets.

(h)
Capital expenditure obligations primarily includes noncancelable orders for revenue equipment leases not yet delivered, whereby the cash obligations will be scheduled over the multi-year term of the lease and are not included on the Company’s consolidated balance sheets.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
ABL Facility availability(a)	$68.9	$—	$—	$68.9	$—
Letters of credit(b)	352.6	—	—	352.6	—
Surety bonds(c)	124.3	120.4	3.9	—	—
Total commercial commitments	$545.8	$120.4	$3.9	$421.5	$—

(a)
Availability under the ABL Facility is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our outstanding letters of credit. Managed Accessibility, as previously defined, was $26.7 million.

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

Shipments in Transit

We assign pricing to bills of lading at the time of shipment based primarily on the weight, general classification of the product, the shipping destination and individual customer discounts. This process is referred to as rating. For shipments in transit, YRC Freight and Regional Transportation record revenue based on the percentage of service completed as of the period end and accrue delivery costs as incurred. The percentage of service completed for each shipment is based on how far along in the shipment cycle each shipment is in relation to standard transit days. Standard transit days are defined as our published service days between origin zip code and destination zip code. Based on historical cost and engineering studies, certain percentages of revenue are determined to be earned during each stage of the shipment cycle, such as initial pick up, long distance transportation, intermediate transfer and customer delivery. Using standard transit times, we analyze each shipment in transit at a particular period end to determine what stage the shipment is in. We apply that stage’s percentage of revenue earned factor to the rated revenue for that shipment to determine the revenue dollars earned by that shipment in the current period. The total revenue earned is accumulated for all shipments in transit at a particular period end and recorded as operating revenue. Management believes this provides a reasonable estimation of the portion of in transit revenue actually earned. At December 31, 2017 and 2016, our financial statements included deferred revenue as a reduction to “Accounts Receivable” of $28.1 million and $25.0 million, respectively.

Rerate Reserves

At various points throughout our customer invoicing process, incorrect ratings (i.e., prices) could be identified based on many factors, including weight verifications or updated customer discounts. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during the following periods. We accrue a reserve for rerating primarily based on historical trends. At December 31, 2017 and 2016, our financial statements included a rerate reserve as a reduction to “Accounts Receivable” of $8.8 million and $10.4 million, respectively.
Uncollectible Accounts

We record an allowance for doubtful accounts primarily based on historical uncollectible amounts. We also take into account known factors surrounding specific customers and overall collection trends. Our process involves performing ongoing credit evaluations of customers, including the market in which they operate and the overall economic conditions. We continually review historical trends and make adjustments to the allowance for doubtful accounts as appropriate. Our allowance for doubtful accounts totaled $12.0 million and $9.5 million as of December 31, 2017 and 2016, respectively.

Self-Insurance for Claims

We are self-insured up to certain limits for workers’ compensation, property damage and liability claims, and cargo loss and damage. We measure the liabilities associated with workers’ compensation and property damage and liability claims primarily through actuarial methods performed by an independent third party. Actuarial methods include estimates for the undiscounted liability for claims reported, for claims incurred but not reported and for certain future administrative costs. These estimates are based on historical loss experience and judgments about the present and expected levels of costs per claim and the time required to settle claims. The effect of future inflation for costs is considered in the actuarial analysis. Actual claims may vary from these estimates due to a number of factors, including but not limited to, accident frequency and severity, claims management, changes in healthcare costs and overall economic conditions. We discount the actuarial calculations of claims liabilities for each calendar year to present value based on the average U.S. Treasury rate, during the calendar year of occurrence, for maturities that match the initial expected payout of the liabilities. As of December 31, 2017 and 2016, we had $360.7 million and $364.4 million accrued for outstanding claims, respectively.

Pension

Effective July 1, 2008, we froze our qualified and nonqualified defined benefit pension plans for all participating employees not covered by collective bargaining agreements. Given the frozen status of the plans, the key estimates in determining pension cost are return on plan assets and discount rate, each of which are discussed below.

Return on Plan Assets

The assumption for expected return on plan assets represents a long-term assumption of our portfolio performance that can impact our pension expense. With $998.3 million of plan assets for the YRC Worldwide funded pension plans, a 100-basis-point decrease in the assumption for expected rate of return on assets would increase annual pension expense by approximately $8.6 million and would have no effect on the underfunded pension liability reflected on the balance sheet at December 31, 2017.
We believe our 2018 expected rate of return of 7.0% is appropriate based on our investment portfolio as well as a review of other objective indices. Although plan investments are subject to short-term market volatility, we believe they are well diversified and closely managed. Our asset allocation as of December 31, 2017 and 2016, and targeted long-term asset allocation for the plans are as follows:

	2017	2016	Target
Equities	41.0%	38.0%	38.0%
Debt Securities	27.0%	30.0%	30.0%
Absolute Return	32.0%	32.0%	32.0%
Based on various market factors, we selected an expected rate of return on assets of 7.0% effective for the 2017 and 2016 valuations. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately.
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
Changes in the discount rate can significantly impact our net pension liability. However, our liability hedging strategy mitigates this impact with changes in asset returns. A 100-basis-point decrease in our discount rate would increase our underfunded pension liability by approximately $68.1 million. That same change would decrease our annual pension expense by approximately $9.3 million, driven by the return on assets. The discount rate can fluctuate considerably over periods depending on overall economic conditions that impact long-term corporate bond yields. At December 31, 2017 and 2016, we used a weighted-average discount rate to determine benefit obligations of 3.77% and 4.27%, respectively.
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

As of December 31, 2017, the pension plans have net losses of $395.3 million and a projected benefit obligation of $1,228.4 million. The average remaining life expectancy of plan participants is approximately 23 years. For 2018, we expect to amortize approximately $15.0 million of the net loss. The comparable amortization amounts for 2017 and 2016 were $15.5 million and $13.7 million, respectively.
At December 31, 2017, our plan assets included $562.6 million of investments that are measured at net asset value (“NAV”) per share (or its equivalent) using the practical expedient in accordance with the fair value measurement and $52.6 million of Level 3 investments. Level 3 market values are based on inputs that are supported by little or no market activity and are significant to the fair value of the investment. These investments are subject to estimation to determine fair value which is used to determine components of our annual pension expense and the net liability. We engage a third party expert to assist us in determining these fair values.
Multi-Employer Pension Plans

YRC Freight, Holland, Reddaway and New Penn, contribute to 33 separate multi-employer pension plans for employees covered by our collective bargaining agreements (approximately 78% of total YRC Worldwide employees). The pension plans provide defined benefits to retired participants.

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

In 2006, the Pension Protection Act (“PPA”) became law and modified both the Code, as it applies to multi-employer pension plans and the ERISA. The Code and ERISA (in each case, as so modified) and related regulations establish minimum funding requirements for multi-employer pension plans. The funding status of these plans is determined by many factors.

In 2014, the Multi-Employer Pension Reform Act (“MPRA”) became law which modified the ability to suspend accrued benefits of plans facing insolvency by adding a new zone status of Critical and Declining.

If any of our multi-employer pension plans fail to:

•	meet minimum funding requirements,

•	meet a required funding improvement or rehabilitation plan that the PPA may require for certain of our underfunded plans,

•	obtain from the IRS certain changes to or a waiver of the requirements in how the applicable plan calculates its funding levels, or

•	reduce pension benefits to a level where the requirements are met,

we could be required to make additional contributions to our multi-employer pension plans.

If any of our multi-employer pension plans enters critical status or worse and our contributions are not sufficient to satisfy any rehabilitation plan schedule, the PPA could require us to make additional surcharge contributions to the multi-employer pension plan in the amount of five to ten percent of the existing contributions required by our labor agreement for the remaining term of the labor agreement.

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

The PPA provides that certain plans with a funded percentage of less than 65%, or that fail other tests, will be deemed to be in critical status. Plans in critical status must create a rehabilitation plan to exit critical status within periods that the PPA prescribes. The MPRA created a new zone status of “Critical and Declining” for plans facing insolvency. Based on information obtained from public filings and from plan administrators and trustees, we believe many of the multi-employer pension plans in which we participate, including, but not limited to, The Central States Southeast and Southwest Areas Pension Plan, Road Carriers Local 707 Pension Fund, New York State Teamsters Conference Pension and Retirement Fund, and Teamsters Local 641 Pension Fund are in critical or critical and declining status.  If the funding of the multi-employer pension plans does not reach certain goals (including those required not to enter endangered, critical status or critical and declining or those required by a plan’s funding improvement or rehabilitation plan), our pension expenses could further increase.

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

Accounting for Income Taxes

We use the asset and liability method to reflect income taxes on our financial statements. We recognize deferred tax assets and liabilities by applying enacted tax rates to the differences between the carrying value of existing assets and liabilities and their respective tax basis and to loss carryforwards. Tax credit carryforwards are recorded as deferred tax assets. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the change occurs. We assess the validity of deferred tax assets and loss and tax credit carryforwards and provide valuation allowances when we determine, based on the weight of evidence, it is more likely than not that such assets, losses, or credits will not be realized. Changes in valuation allowances are included in our tax provision or in equity if directly related to other comprehensive income (loss), unless affected by a specific intra-period allocation as happened in 2017 and 2015, as described below. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. We have not recognized deferred taxes relative to foreign subsidiaries’ earnings that are deemed to be permanently reinvested. Any related taxes associated with such earnings are not material.

YRC Worldwide applies the intraperiod tax allocation rules of ASC 740 to allocate income taxes among continuing operations, discontinued operations, extraordinary items, other comprehensive income (loss), and additional paid-in capital when our situation meets the criteria as prescribed in the rule.

While the tax effect of net income (loss) before income taxes generally should be computed without regard to the tax effects of net income (loss) before income taxes from the other categories referenced in the preceding paragraph, an exception applies when there is a loss before income taxes and income from those other categories. In that situation, the appropriate tax provision is allocated to the other categories of earnings and a related tax benefit is recorded in net income (loss). This exception to the general rule applies even when a valuation allowance is in place at the beginning and end of the year. While intraperiod tax allocation does not change the overall tax provision, it may result in a gross-up of the individual components, thereby changing the amount of tax provision included in each category. In 2017 and 2015, the Company met the criteria necessary to apply the exception within the intraperiod tax allocation rules, since it incurred a net loss before income taxes and income was recognized in other comprehensive income (loss). As a result, the Company recorded a tax benefit of $13.3 million and $11.7 million in income tax benefit (as reported on the Consolidated Statement of Operations) and an offsetting tax expense of $13.3 and $11.7 million in total other comprehensive income (loss) for the year ended December 31, 2017 and 2015, respectively. The total income tax benefit did not change, and the total provision continued to be impacted by the full valuation allowance on our U.S. deferred tax assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to a variety of market risks, including the effects of interest rates, foreign exchange rates and fuel prices.

Interest Rates

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we utilize both fixed rate and variable rate financial instruments with varying maturities. At December 31, 2017, we had approximately 30% of our outstanding debt at fixed rates. As amended, at the Company’s election, a significant portion of the remaining variable rate debt may operate at a 1, 3 or 6-month LIBOR, with a floor of 1.0% plus a fixed margin of 8.5%. Based on a 3-month LIBOR, if interest rates for our variable rate long-term debt had increased 100 basis points during the year, our interest expense would have increased and income before taxes would have decreased by $6.3 million and $7.0 million for the years ended December 31, 2017 and 2016, respectively.

The table below provides information regarding the interest rates on our fixed-rate debt as of December 31, 2017.

(in millions)	2018	2019	2020	2021	2022	Thereafter	Total
Fixed-rate debt	$11.4	$6.1	$4.1	$3.5	$17.4	$227.9	$270.4
Interest rate	7.0 - 18.3%	7.0 - 18.3%	7.0 - 18.3%	7.0 - 18.3%	7.0 - 18.3%	14.1 - 16.8%

Foreign Exchange Rates

Revenue, operating expenses, assets and liabilities of our Canadian and Mexican subsidiaries are denominated in local currencies, thereby creating exposure to fluctuations in exchange rates. The risks related to foreign currency exchange rates are not significant to our consolidated financial position or results of operations.

Fuel Prices

YRC Freight and Regional Transportation currently have fuel surcharge programs in place. These programs are well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is generally based on average, national diesel fuel prices and is reset weekly, our exposure to fuel price volatility is reduced. In general, under our present fuel surcharge programs, we believe rising fuel prices are beneficial to us, and falling fuel prices are detrimental to us, in the short term, the effects of which are mitigated over time. We cannot predict the extent to which volatile fluctuations in fuel prices will continue in the future or the extent to which fuel surcharges could be collected to offset fuel-price increases.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries

(Amounts in millions except share and per share data)	December 31, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$91.6	$136.7
Restricted amounts held in escrow	54.1	126.7
Accounts receivable, less allowances of $12.0 and $9.5, respectively	488.3	448.7
Prepaid expenses and other	66.1	68.7
Total current assets	700.1	780.8
Property and Equipment:
Cost	2,770.2	2,787.0
Less – accumulated depreciation	(1,957.5)	(1,916.4)
Net property and equipment	812.7	870.6
Intangibles, net	27.8	27.2
Restricted amounts held in escrow	—	12.3
Deferred income taxes, net	—	24.9
Other assets	44.9	54.2
Total Assets	$1,585.5	$1,770.0
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$172.0	$160.6
Wages, vacations and employee benefits	182.3	191.0
Deferred income taxes, net	—	24.9
Claims and insurance accruals	115.1	114.9
Other accrued taxes	23.6	27.6
Other current and accrued liabilities	20.6	26.1
Current maturities of long-term debt	30.6	16.8
Total current liabilities	544.2	561.9
Other Liabilities:
Long-term debt, less current portion	875.5	980.3
Deferred income taxes, net	3.1	3.6
Pension and postretirement	235.4	358.2
Claims and other liabilities	280.8	282.2
Commitments and contingencies	—	—
Shareholders’ Deficit:
Cumulative preferred stock, $1 par value per share - authorized 5,000,000 shares	—	—
Common stock, $0.01 par value per share - authorized 95,000,000 shares, issued 32,733,000 and 32,473,000 shares	0.3	0.3
Capital surplus	2,323.3	2,319.2
Accumulated deficit	(2,228.6)	(2,217.8)
Accumulated other comprehensive loss	(355.8)	(425.2)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(353.5)	(416.2)
Total Liabilities and Shareholders’ Deficit	$1,585.5	$1,770.0

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS
YRC Worldwide Inc. and Subsidiaries
For the Years Ended December 31

(Amounts in millions except per share data; shares in thousands)	2017	2016	2015
Operating Revenue	$4,891.0	$4,697.5	$4,832.4
Operating Expenses:
Salaries, wages and employee benefits	2,904.8	2,823.1	2,868.2
Fuel, operating expenses and supplies	867.5	799.1	878.4
Purchased transportation	627.5	553.6	561.1
Depreciation and amortization	147.7	159.8	163.7
Other operating expenses	245.7	252.2	266.1
(Gains) losses on property disposals, net	(0.6)	(14.6)	1.9
Total operating expenses	4,792.6	4,573.2	4,739.4
Operating Income	98.4	124.3	93.0
Nonoperating Expenses:
Interest expense	102.8	103.4	107.6
Other, net	13.7	(3.7)	(10.2)
Nonoperating expenses, net	116.5	99.7	97.4
Income (Loss) before income taxes	(18.1)	24.6	(4.4)
Income tax expense (benefit)	(7.3)	3.1	(5.1)
Net Income (Loss)	(10.8)	21.5	0.7

Average Common Shares Outstanding - Basic	32,685	32,416	31,736
Average Common Shares Outstanding - Diluted	32,685	33,040	32,592

Earnings (Loss) Per Share - Basic	$(0.33)	$0.66	$0.02
Earnings (Loss) Per Share - Diluted	$(0.33)	$0.65	$0.02

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
YRC Worldwide Inc. and Subsidiaries
For the Years Ended December 31

(in millions)	2017	2016	2015
Net income (loss)	$(10.8)	$21.5	$0.7
Other comprehensive income (loss), net of tax:
Pension:
Net actuarial gains (losses) and other adjustments	36.1	(69.5)	45.2
Net prior service credit	8.9	—	—
Settlement adjustment	6.3	—	25.2
Amortization of prior net losses	12.9	13.7	14.1
Changes in foreign currency translation adjustments	5.2	1.3	(12.0)
Reclassification of foreign currency translation gains to net income	—	(10.4)	—
Other comprehensive income (loss)	69.4	(64.9)	72.5
Comprehensive income (loss) attributable to YRC Worldwide Inc.	$58.6	$(43.4)	$73.2

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Years Ended December 31

(in millions)	2017	2016	2015
Operating Activities:
Net income (loss)	$(10.8)	$21.5	$0.7
Noncash items included in net income (loss):
Depreciation and amortization	147.7	159.8	163.7
Noncash equity-based compensation and employee benefits expense	22.0	21.0	24.4
Non-union pension settlement charge	7.6	—	28.7
Deferred income tax benefit, net	(13.2)	(0.4)	(9.8)
(Gains) losses on property disposals, net	(0.6)	(14.6)	1.9
Other noncash items, net	13.2	6.1	0.4
Changes in assets and liabilities, net:
Accounts receivable	(38.6)	(21.0)	40.7
Accounts payable	10.9	(1.1)	(11.1)
Other operating assets	14.9	10.5	(6.1)
Other operating liabilities	(92.4)	(78.0)	(85.9)
Net cash provided by operating activities	60.7	103.8	147.6
Investing Activities:
Acquisition of property and equipment	(103.3)	(100.6)	(108.0)
Proceeds from disposal of property and equipment	8.8	35.1	17.5
Restricted escrow receipts	94.9	112.1	41.9
Restricted escrow deposits	(10.0)	(128.9)	(75.0)
Proceeds from disposal of equity method investment, net	—	14.6	—
Other, net	—	—	2.2
Net cash used in investing activities	(9.6)	(67.7)	(121.4)
Financing Activities:
Repayment of long-term debt	(79.3)	(70.7)	(16.7)
Debt issuance costs	(14.5)	(1.8)	—
Payments for tax withheld on equity-based compensation	(2.4)	(0.7)	(6.8)
Net cash used in financing activities	(96.2)	(73.2)	(23.5)
Net Increase (Decrease) In Cash and Cash Equivalents	(45.1)	(37.1)	2.7
Cash and Cash Equivalents, Beginning of Year	136.7	173.8	171.1
Cash and Cash Equivalents, End of Year	$91.6	$136.7	$173.8

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS (CONTINUED)
YRC Worldwide Inc. and Subsidiaries
For the Years Ended December 31

(in millions)	2017	2016	2015
Supplemental Cash Flow Information:
Interest paid	$(103.4)	$(90.2)	$(104.5)
Letter of credit fees paid	(7.0)	(8.5)	(8.8)
Income tax refund (payment), net	1.7	(6.8)	(6.2)
Debt redeemed for equity consideration	—	—	17.9
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Years Ended December 31

(in millions)	2017	2016	2015
Preferred Stock:
Common Stock:
Beginning and ending balance	$0.3	$0.3	$0.3
Capital Surplus:
Beginning balance	$2,319.2	$2,312.6	$2,290.9
Issuance of equity upon conversion of Series B Notes	—	—	18.5
Equity-based compensation	4.1	6.6	3.2
Ending balance	$2,323.3	$2,319.2	$2,312.6
Accumulated Deficit:
Beginning balance	$(2,217.8)	$(2,239.3)	$(2,240.0)
Net income (loss)	(10.8)	21.5	0.7
Ending balance	$(2,228.6)	$(2,217.8)	$(2,239.3)
Accumulated Other Comprehensive Loss:
Beginning balance	$(425.2)	$(360.3)	$(432.8)
Pension, net of tax:
Net actuarial gains (losses) and other adjustments	36.1	(69.5)	45.2
Net prior service credit	8.9	—	—
Settlement adjustment	6.3	—	25.2
Amortization of prior net losses	12.9	13.7	14.1
Foreign currency translation adjustments	5.2	1.3	(12.0)
Reclassification of foreign currency translation gains to net income	$—	$(10.4)	$—
Ending balance	$(355.8)	$(425.2)	$(360.3)
Treasury Stock, At Cost:
Beginning and ending balance	$(92.7)	$(92.7)	$(92.7)
Total Shareholders’ Deficit	$(353.5)	$(416.2)	$(379.4)

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YRC Worldwide Inc. and Subsidiaries

1. Description of Business

YRC Worldwide, one of the largest transportation service providers in the world, offers its customers a wide range of transportation services. YRC Worldwide has one of the largest, most comprehensive LTL networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer expertise in LTL shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence. Our reporting segments include the following:

•
YRC Freight is the reporting segment that focuses on longer haul business opportunities with national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management. This reporting segment includes YRC Freight, our LTL subsidiary, and YRC Reimer, a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States and Canada, YRC Freight also serves parts of Mexico and Puerto Rico.

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

Basis of Presentation

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

At December 31, 2017, approximately 78% of our labor force is subject to collective bargaining agreements. In 2014, our primary labor agreement was modified to, among other things, extend the expiration date of the agreement from March 31, 2015 to March 31, 2019. This extension also extended the contribution rates under our multi-employer pension plan. The modification provided for lump sum payments in lieu of wage increases in 2014 and 2015, but provided for wage increases in 2016 through 2019. We amortized these lump sum payments over the period in which the wages were not increased beginning on April 1, 2014. Finally, the modification provided for certain changes to work rules and our use of purchased transportation in certain situations.

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

In addition, we recognize revenue on a gross basis because we are the primary obligors even when we use other transportation service providers who act on our behalf. We remain responsible to our customers for complete and proper shipment, including the risk of physical loss or damage of the goods and cargo claims issues. We assign pricing to bills of lading at the time of shipment based primarily on the weight, general classification of the product, the shipping destination and individual customer discounts. This process is referred to as rating. At various points throughout our process, incorrect ratings could be identified based on many factors, including weight verifications or updated customer discounts. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during the following periods. We accrue a reserve for rerating based primarily on historical trends. At December 31, 2017 and 2016, our financial statements included a rerate reserve as a reduction to “Accounts Receivable” of $8.8 million and $10.4 million, respectively.

We record an allowance for doubtful accounts primarily based on historical uncollectible amounts. We also take into account known factors surrounding specific customers and overall collection trends. Our process involves performing ongoing credit evaluations of customers, including the market in which they operate and the overall economic conditions. We continually review historical trends and customer specific factors and make adjustments to the allowance for doubtful accounts as appropriate. Our allowance for doubtful accounts totaled $12.0 million and $9.5 million as of December 31, 2017 and 2016, respectively.

Foreign Currency

Our functional currency is the U.S. dollar, whereas, our foreign operations utilize the local currency as their functional currency. Accordingly, for purposes of translating foreign subsidiary financial statements to the U.S. dollar reporting currency, assets and liabilities of our foreign operations are translated at the fiscal year end exchange rates and income and expenses are translated monthly, at the average exchange rates for each respective month, with changes recognized in other comprehensive income (loss). Foreign currency gains and losses resulting from foreign currency transactions resulted in a net loss of $4.0 million in 2017 and a net gain of $0.9 million and $9.3 million during 2016 and 2015, respectively. These amounts are included in “Nonoperating expenses - Other, net” in the accompanying statements of consolidated operations.

Self-Insurance Accruals for Claims

Claims and insurance accruals, both current and long-term, reflect the estimated settlement cost of claims for workers’ compensation, property damage and liability claims, and cargo loss and damage that insurance does not cover. We establish and modify reserve estimates for workers’ compensation and property damage and liability claims primarily upon actuarial analyses prepared by independent actuaries. These reserves are discounted to present value using a risk-free rate based on the year of occurrence. The risk-free rate is the U.S. Treasury rate for maturities that match the expected payout of such claims and was 1.5%, 1.0% and 1.0% for workers’ compensation claims incurred as of December 31, 2017, 2016 and 2015, respectively. The rate was 1.3%, 0.8% and 0.7% for property damage and liability claims incurred as of December 31, 2017, 2016 and 2015, respectively. The process of determining reserve requirements utilizes historical trends and involves an evaluation of accident frequency and severity, claims management, changes in health care costs and certain future administrative costs. The effect of future inflation for costs is considered in the actuarial analysis. Adjustments to previously established reserves are included in operating results in the year of adjustment. As of December 31, 2017 and 2016, we had $360.7 million and $364.4 million, respectively, accrued for outstanding claims.

Expected aggregate undiscounted amounts and material changes to these amounts as of December 31 are presented below:

(in millions)	Workers’ Compensation	Property Damage and Liability Claims	Total
Undiscounted amount at December 31, 2015	$315.5	$84.9	$400.4
Estimated settlement cost for 2016 claims	89.4	30.0	119.4
Claim payments, net of recoveries	(103.6)	(51.5)	(155.1)
Change in estimated settlement cost for older claim years	(1.9)	9.5	7.6
Undiscounted amount at December 31, 2016	$299.4	$72.9	$372.3
Estimated settlement cost for 2017 claims	95.7	37.2	132.9
Claim payments, net of recoveries	(90.3)	(33.5)	(123.8)
Change in estimated settlement cost for older claim years	(5.5)	(6.1)	(11.6)
Undiscounted settlement cost estimate at December 31, 2017	$299.3	$70.5	$369.8
Discounted settlement cost estimate at December 31, 2017	$276.4	$69.3	$345.7

In addition to the amounts above, accrued settlement cost amounts for cargo claims and other insurance related amounts, none of which are discounted, totaled $15.0 million and $15.3 million at December 31, 2017 and 2016, respectively.

Estimated cash payments to settle claims which were incurred on or before December 31, 2017, for the next five years and thereafter are as follows:

(in millions)	Workers’ Compensation	Property Damage and Liability Claims	Total
2018	$78.3	$26.9	$105.2
2019	50.4	19.3	69.7
2020	34.7	12.0	46.7
2021	23.7	6.5	30.2
2022	18.2	3.5	21.7
Thereafter	94.0	2.3	96.3
Total	$299.3	$70.5	$369.8

Equity-Based Compensation

We have various equity-based employee compensation plans, which are described more fully in the (“Equity-Based Compensation Plans”) footnote to our consolidated financial statements. We recognize compensation costs for non-vested shares based on the grant date fair value. For our equity grants, with no performance requirement, we recognize compensation cost on a straight-line basis over the requisite service period (generally three to four years) based on the grant-date fair value. For our performance-based awards, the Company expenses the grant date fair value of the awards which are probable of being earned in the performance period over the respective service period.

Property and Equipment

The following is a summary of the components of our property and equipment at cost as of December 31:

(in millions)	2017	2016
Land	$246.0	$248.9
Structures	783.3	769.5
Revenue equipment	1,303.5	1,375.2
Technology equipment and software	230.6	186.8
Other	206.8	206.6
Total property and equipment, at cost	$2,770.2	$2,787.0

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

In addition to purchasing new revenue equipment, we also rebuild the engines of our tractors (at certain time or mile intervals).  Because rebuilding an engine increases its useful life, we capitalize these costs and depreciate over the remaining useful life of the unit.  The cost of engines on newly acquired revenue equipment is capitalized and depreciated over the estimated useful life of the related equipment.

Our investment in technology equipment and software consists primarily of freight movement, automation, administrative, and related software. The Company capitalizes certain costs associated with developing or obtaining internal-use software. Capitalizable costs include external direct costs of materials and services utilized in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the development of the project.

For the years ended December 31, 2017, 2016 and 2015, depreciation expense was $147.7 million, $146.3 million and $145.5 million, respectively.

Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows, which are at the segment level.

Equity Method Investment

On October 23, 2015, the Company entered into an equity interest sale and purchase agreement to sell its fifty percent interest in its Chinese joint venture, JHJ International Transportation Co., for a purchase price of $16.3 million, which subsequently closed on March 30, 2016. At closing we received proceeds of $16.3 million and paid transaction fees of $1.7 million. At March 30, 2016, the carrying value of the investment was $22.7 million with an offsetting cumulative foreign translation adjustment of $10.4 million, resulting in a net gain on the transaction of $2.3 million. The gain on the transaction is included in “Nonoperating expenses - Other, net” in the accompanying statement of consolidated comprehensive income for the twelve months ended December 31, 2016.

We accounted for the ownership of our joint venture under the equity method and accordingly, recognized our share of the respective joint ventures earnings, which were inconsequential, in “Nonoperating expenses - Other, net” in the accompanying statements of operations.

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

The valuation methodologies described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. We believe that our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial assets could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used at December 31, 2017 and 2016.

The following tables summarize the fair value hierarchy of our financial assets held at fair value on a recurring basis, which consists of our restricted cash held in escrow:

		Fair Value Measurement at December 31, 2017
(in millions)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$54.1	$54.1	$—	$—
Total assets at fair value	$54.1	$54.1	$—	$—

		Fair Value Measurement at December 31, 2016
(in millions)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$126.7	$126.7	$—	$—
Restricted amounts held in escrow-long term	12.3	12.3	—	—
Total assets at fair value	$139.0	$139.0	$—	$—

Restricted amounts held in escrow are invested in money market accounts and are recorded at fair value based on quoted market prices. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these instruments.

The fair value of our long-term debt is included in the “Debt and Financing” footnote to the consolidated financial statements.

Reclassifications Out of Accumulated Other Comprehensive Loss

For the years ended December 31, 2017 and 2016, we reclassified the amortization of our prior net pension losses, net of tax, totaling $12.9 million and $13.7 million, respectively, from accumulated other comprehensive income (loss) to net income (loss). This reclassification is a component of net periodic pension cost and is discussed in the “Employee Benefits” footnote. In addition, for the year ended December 31, 2016, we also reclassified foreign currency translation adjustments of $10.4 million related to the sale of our investment in JHJ from accumulated other comprehensive loss to net income (loss), as discussed in the “Equity Method Investments” section of this footnote.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customer, which requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period.  The Company plans to adopt the new standard using the modified retrospective transition approach, which means any changes from the beginning of the year of initial application will be recognized through retained earnings with no restatement of comparative periods.  The Company has completed the review of customer contracts to understand the impacts of applying the new standard, noting the Company will continue to recognize freight revenue based on the percentage of service completed, or proportionate, to the shipment  from origin to destination. Further, the Company will continue to make judgments and estimates as required for rerates in order to address variable consideration under the new revenue model. The new standard prescribes additional financial statement disclosures which the Company is currently in the process of evaluating, in addition to updating the internal controls relating to the data to be included into the new disclosures. Based on the Company’s review, the adoption will not have a material impact on the consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The new standard was effective for the Company for its annual reporting period beginning January 1, 2017, including interim periods within that reporting period. The ASU allows entities to choose either prospective or retrospective transition. The Company adopted the standard in the first quarter of 2017 using the prospective transition method.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard will become effective for the Company for its annual reporting period beginning January 1, 2019, including interim periods within that reporting period and requires a modified retrospective transition approach. Using a cross functional team, the Company selected and reviewed a representative population of lease agreements to understand the accounting impacts of the new standard; in addition, the Company is in the process of implementing a new lease management system. The Company is currently evaluating the impacts the adoption of this standard will have on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The Company adopted this new standard effective January 1, 2017. The new standard requires an employer to classify as a financing activity in its statement of cash flows the cash paid to a taxing authority when shares are withheld to satisfy the employer’s statutory income tax withholding obligation. As a result of adoption, the Company reclassified $2.4 million, $0.7 million, and $6.8 million in “Payments for tax withheld on share-based compensation” as financing activities in the statements of consolidated cash flows for the years ended 2017, 2016, and 2015, respectively. The Company had no other items requiring retrospective treatment under the pronouncement.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, to clarify the guidance on how companies present restricted cash and restricted cash equivalents in the statement of cash flows. As a result, the Company will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. The new standard will become effective for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period and requires a retrospective transition approach. The Company will adopt the standard beginning with the first quarter of 2018. The adoption of this standard will impact the statement of consolidated cash flows by increasing beginning and ending cash to include “Cash and cash equivalents” as well as “Restricted amounts held in escrow” and will remove from investing activities the changes in restricted escrows.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires companies to present the service cost component of net benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. All other components of net benefit cost are presented outside of any subtotal for operating income, if one is presented. Given the Company’s defined benefit plans are frozen, there is no service cost associated with the plans, other than the administrative costs. Therefore, the Company will include administrative costs with all other components as there is no service provided by employees. The Company will adopt the new standard beginning January 1, 2018, with retrospective application. For the year ended December 31, 2017 and 2016, the amount to be reclassified to nonoperating expenses from “Salaries, wages and employee benefits” in operating expenses is $20.3 million and $19.9 million, respectively. Other than the reclassification of net benefit cost, the Company does not believe the adoption of this standard will have a material impact on the consolidated financial statements.
3. Intangibles

The following table shows the changes in the carrying amount of our indefinite lived tradenames attributable to each applicable segment:

(in millions)	YRC Freight	Regional Transportation	Total
Balances at December 31, 2014	$9.8	$18.7	$28.5
Change in foreign currency exchange rates	(1.6)	—	(1.6)
Balances at December 31, 2015	8.2	18.7	26.9
Change in foreign currency exchange rates	0.3	—	0.3
Balances at December 31, 2016	8.5	18.7	27.2
Change in foreign currency exchange rates	0.6	—	0.6
Balances at December 31, 2017	$9.1	$18.7	$27.8

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

4. Other Assets

The primary components of other assets at December 31 are as follows:

(in millions)	2017	2016
Deferred debt costs(a)	$2.9	$4.5
Prepayments(b)	20.0	31.6
Other	22.0	18.1
Total	$44.9	$54.2
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

Funded Status

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2017 and 2016, and the funded status at December 31, 2017 and 2016, is as follows:

(in millions)	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$1,233.6	$1,202.7
Service cost	5.4	6.5
Interest cost	51.1	55.9
Benefits paid	(108.0)	(79.1)
Actuarial loss	63.5	53.4
Expenses paid from assets	(6.9)	(5.9)
Plan amendments	(10.7)	—
Other	0.4	0.1
Benefit obligation at year end	$1,228.4	$1,233.6
Change in plan assets:
Fair value of plan assets at prior year end	$878.7	$867.1
Actual return on plan assets	166.1	39.9
Employer contributions	68.0	56.5
Benefits paid	(108.0)	(79.1)
Expenses paid from assets	(6.9)	(5.9)
Other	0.4	0.2
Fair value of plan assets at year end	$998.3	$878.7
Funded status at year end	$(230.1)	$(354.9)

The underfunded status of the plans of $230.1 million and $354.9 million at December 31, 2017 and 2016, respectively, is recognized in the accompanying consolidated balance sheets as shown in the table below. No plan assets are expected to be returned to the Company during the year ending December 31, 2018.

Our long-term strategy is to reduce the risk of our underfunded plans. In 2017, the Company amended the domestic pension plans to provide an automatic commencement of benefit at age 65, regardless of employment status, in an effort to reduce our long-term pension obligations and ongoing annual pension expense. Additionally, the Yellow Transportation Plan was amended to permit the payment of lump sum benefit payments effective January 1, 2018. The current year impact to the benefit obligation is reflected in “Plan amendments” in the above table. The 2017 amendment triggered a non-cash settlement of $7.6 million due to the amount of lump sum benefit payments distributed from plan assets in 2017. The lump sum benefit payments reduce pension obligations and are funded from existing plan assets. The non-cash settlement charge results from the requirement to expense the unrecognized actuarial losses associated with the lump sum settlements, which are reflected in salaries, wages and employee benefits expense. The charge had no effect on total equity because the actuarial losses were already recognized in accumulated other comprehensive loss. Accordingly, the effect on retained earnings was offset by a corresponding reduction in accumulated other comprehensive loss.

Benefit Plan Obligations

Amounts recognized in the consolidated balance sheets for pension benefits at December 31 are as follows:

(in millions)	2017	2016
Noncurrent assets	$3.3	$1.2
Current liabilities	0.8	0.7
Noncurrent liabilities	232.6	355.4

Amounts recognized in accumulated other comprehensive loss at December 31 consist of:

(in millions)	2017	2016
Net actuarial loss	$395.3	$462.1
Net prior service credit	(10.7)	—
Total	$384.6	$462.1

As shown above, included in accumulated other comprehensive loss at December 31, 2017, are unrecognized actuarial losses, offset by net prior service credit, of $384.6 million ($360.4 million, net of tax). The expected amortization of actuarial loss and net prior service credit included in accumulated other comprehensive income and expected to be recognized in net periodic cost in 2018 is $15.0 million and $0.4 million, respectively.

Information for pension plans with an accumulated benefit obligation (“ABO”) in excess of plan assets and plan assets that exceed ABO at December 31, 2017 and 2016 is as follows:

	At December 31, 2017
(in millions)	ABO Exceeds Assets	Assets Exceed ABO	Total
Projected benefit obligation	$1,223.9	$4.5	$1,228.4
Accumulated benefit obligation	1,223.9	4.2	1,228.1
Fair value of plan assets	993.0	5.3	998.3

	At December 31, 2016
(in millions)	ABO Exceeds Assets	Assets Exceed ABO	Total
Projected benefit obligation	$1,229.4	$4.2	$1,233.6
Accumulated benefit obligation	1,229.4	3.8	1,233.2
Fair value of plan assets	873.3	5.4	878.7

Assumptions

Weighted average actuarial assumptions used to determine benefit obligations at December 31:

	2017	2016
Discount rate	3.77%	4.27%

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2017	2016	2015
Discount rate	4.27%	4.81%	4.33%
Expected rate of return on assets	7.0%	7.0%	7.0%
Mortality table(a)	RP-2014 (MP-2016 Scale, Custom)	RP-2014 (MP-2016 Scale, Custom)	RP-2014 (MP-2014 Scale, Custom)
(a) The 2017, 2016 and 2015 mortality tables were based on a custom mortality improvement scale to reflect expectations of underlying plan participants.

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
Our asset allocation as of December 31, 2017 and 2016, and targeted long-term asset allocation for the plans are as follows:

	2017	2016	Target
Equities	41.0%	38.0%	38.0%
Debt Securities	27.0%	30.0%	30.0%
Absolute Return	32.0%	32.0%	32.0%

Based on various market factors, we selected an expected rate of return on assets of 7.0% effective for the 2017 and 2016 valuations. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately. The pension trust holds no YRC Worldwide securities.

Future Contributions and Benefit Payments

We expect to contribute approximately $25.4 million to our single-employer pension plans in 2018.

Expected benefit payments from our qualified and non-qualified defined benefit pension plans for each of the next five years and the total benefit payments for the following five years ended December 31 are as follows:

(in millions)	2018	2019	2020	2021	2022	2023-2027
Expected benefit payments	$136.9	$87.5	$84.9	$82.2	$81.0	$374.3

As a result of changes to permit lump sum benefit payments, the expected benefit payments in 2018 are projected to increase based on historical experience of participant elections and demographic characteristics of participants with vested benefit payments.

Pension and Other Post-retirement Costs

The components of our net periodic pension cost, other post-retirement costs and other amounts recognized in other comprehensive loss (income) for the years ended December 31, 2017, 2016 and 2015 were as follows:

(in millions)	2017	2016	2015
Net periodic benefit cost:
Service cost	$5.4	$6.5	$4.6
Interest cost	51.1	55.9	57.2
Expected return on plan assets	(59.3)	(56.2)	(59.9)
Amortization of prior net loss	15.5	13.7	16.0
Settlement loss	7.6	—	28.7
Net periodic pension cost	$20.3	$19.9	$46.6
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net actuarial gains (losses) and other adjustments	$(43.7)	$69.5	$(52.0)
Net prior service credit	(10.7)	—	—
Settlement adjustment	(7.6)	—	(28.7)
Amortization of prior net losses	(15.5)	(13.7)	(16.0)
Total recognized in other comprehensive loss (income)	(77.5)	55.8	(96.7)
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$(57.2)	$75.7	$(50.1)

During the years ended December 31, 2017 and 2015, the income tax provision related to amounts in other comprehensive (income) loss was $13.3 million and $12.2 million, respectively. For the year ended December 31, 2016, the income tax provision was inconsequential.

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

The availability of observable data is monitored by plan management to assess appropriate classification of financial instruments within the fair value hierarchy. Depending upon the availability of such inputs, specific securities may transfer between levels. In such instances, the transfer is reported at the end of the reporting period. In 2016, the Company transferred certain short-term interest bearing investments from level 1 to level 2 due to variability in how the underlying investments are priced, whether by an active market or a model. There were no other transfers among the fair value hierarchy levels for the years ended December 31, 2017 and 2016, respectively.

The Company adopted ASU 2015-07 beginning January 1, 2016, which eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value per share (or its equivalent) using the practical expedient. The fair value tables below reflect the adoption of this standard.

The tables below detail by level, within the fair value hierarchy, the pension assets at fair value as of December 31, 2017 and December 31, 2016:

	Pension Assets at Fair Value as of December 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3
Equities	$104.1	$101.5	$2.6	$—
Private equities	46.6	—	—	46.6
Fixed income:
Corporate and other	34.2	9.6	18.6	6.0
Government	210.3	54.2	156.1	—
Interest bearing	40.5	5.0	35.5	—
Investments measured at net asset value(a)	562.6
Total plan assets	$998.3	$170.3	$212.8	$52.6

	Pension Assets at Fair Value as of December 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3
Equities	$87.9	$87.9	$—	—
Private equities	38.3	—	—	38.3
Fixed income:
Corporate and other	24.8	5.4	15.9	3.5
Government	184.1	52.4	131.7	—
Interest bearing	47.3	18.6	28.7	—
Investments measured at net asset value(a)	496.3
Total plan assets	$878.7	$164.3	$176.3	$41.8
(a) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

The table below presents the activity of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Private Equities	Fixed income	Total Level 3
Balance at December 31, 2015	$40.0	$4.2	$44.2
Purchases	4.0	2.7	6.7
Sales	(0.6)	—	(0.6)
Unrealized loss	(5.1)	(3.4)	(8.5)
Balance at December 31, 2016	$38.3	$3.5	$41.8
Purchases	1.9	2.0	3.9
Sales	(1.1)	—	(1.1)
Unrealized gain	7.5	0.5	8.0
Balance at December 31, 2017	$46.6	$6.0	$52.6

The following table sets forth a summary of the assets for which a reported NAV is used to estimate the fair value as of December 31, 2017:

	Fair value estimated using Net Asset Value per Share
(in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equities(a)	$143.9	$8.2	Redemptions not permitted
Fixed income(b)	181.0	0.5	Redemptions not permitted
Equities(c)	112.7	—	Monthly	3-30 days
Absolute return(d)	125.0	—	Monthly, Quarterly	2-45 days
Total	$562.6

(a)	Consists of private equity investments in pharmaceuticals and companies primarily in the technology and healthcare sectors.

(b)	Primarily consists of investments in royalty payments from marketers of pharmaceuticals and related debt securities.

(c)	Consists of public equity investments in U.S. and non-U.S. markets.

(d)	Consists of investments in global markets, including derivative securities of equity and fixed income indexes, commodities and interest rates.

The following table sets forth a summary of the assets for which a reported NAV is used to estimate the fair value as of December 31, 2016:

	Fair value estimated using Net Asset Value per Share
(in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equities(a)	$94.6	$11.0	Redemptions not permitted
Fixed income(b)	186.2	6.2	Redemptions not permitted
Equities(c)	91.7	—	Monthly	3-30 days
Absolute return(d)	123.8	—	Monthly, Quarterly	2-45 days
Total	$496.3

(a)	Consists of private equity investments in pharmaceuticals and companies primarily in the technology and healthcare sectors.

(b)	Primarily consists of investments in royalty payments from marketers of pharmaceuticals and related debt securities.

(c)	Consists of public equity investments in U.S. and non-U.S. markets.

(d)	Consists of investments in global markets, including derivative securities of equity and fixed income indexes, commodities and interest rates.

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

We expensed the following amounts related to these plans for the years ended December 31:

(in millions)	2017	2016	2015
Health and welfare	$482.6	$453.1	$436.8
Pension	98.1	90.3	91.1
Total	$580.7	$543.4	$527.9

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

The following table provides additional information related to our participation in individually significant multi-employer pension plans for the year ended December 31, 2017:

		Pension Protection Zone Status(b)		Funding Improvement or Rehabilitation Plan	Employer Surcharge Imposed	Expiration Date of Collective-Bargaining Agreement
Pension Fund(a)	EIN Number	2017	2016
Central States, Southeast and Southwest Areas Pension Fund	36-6044243	Critical and Declining	Critical	Yes	No	3/31/2019
Teamsters National 401(k) Savings Plan(c)	52-1967784	N/A	N/A	N/A	No	3/31/2019
Road Carriers Local 707 Pension Fund	51-6106510	Critical and Declining	Critical	Yes	No	3/31/2019
Teamsters Local 641 Pension Fund	22-6220288	Critical and Declining	Critical	Yes	No	3/31/2019

(a)	The determination of individually significant multi-employer plans is based on the relative contributions to the plans over the periods presented as well as other factors.

(b)
The Pension Protection Zone Status is based on information that the Company obtained from the plans’ Forms 5500. Unless otherwise noted, the most recent PPA zone status available for 2017 and 2016 is for the plan’s year-end during calendar years 2016 and 2015, respectively. Among other factors, plans in the critical or critical and declining zone are generally less than 65 percent funded, plans in the endangered zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

(c)
The policies of the Western Conference of Teamsters Pension Trust precluded the Company from reentering the plan on June 1, 2011. The plan did not assess a withdrawal liability and has not done so since June 1, 2011. Contributions related to the employees previously covered by this plan are now being made to the Teamsters National 401(k) Plan.

YRC Worldwide was listed in the Central States, Road Carriers Local 707 Pension Fund, Teamsters Local 641 Pension Fund, Freight Drivers and Helpers Local Union No. 557 Pension Plan, Management-Labor Pension Fund Local 1730 ILA and Teamsters Local 617 Pension Fund’s Forms 5500 as providing more than 5 percent of the total contributions for 2016 and 2015.

We contributed a total of $97.8 million, $89.1 million and $89.4 million to the multi-employer pension funds for the years ended December 31, 2017, 2016 and 2015. The following table provides the pension amounts contributed by fund for those funds that are considered to be individually significant:

(in millions)	2017	2016	2015
Central States, Southeast and Southwest Areas Pension Plan	$58.8	$51.8	$51.7
Teamsters National 401(k) Savings Plan	13.1	12.5	12.5
Road Carriers Local 707 Pension Fund	2.2	1.8	2.0
Teamsters Local 641 Pension Fund	1.5	1.3	1.5

In 2006, the PPA became law and modified both the Code as it applies to multi-employer pension plans and the Employment Retirement Income Security Act of 1974 (as amended, “ERISA”). The Code and ERISA (in each case, as so modified) and related regulations establish minimum funding requirements for multi-employer pension plans.

In 2014, the MPRA became law which modified the ability to suspend accrued benefits of plans facing insolvency by adding a new zone status of Critical and Declining.

If any of our multi-employer pension plans fail to meet minimum funding requirements, meet a required funding improvement or rehabilitation plan that the PPA may require for certain of our underfunded plans, obtain from the IRS certain changes to or a waiver of the requirements in how the applicable plan calculates its funding levels, or reduce pension benefits to a level where the requirements are met, then we could be required to make additional contributions to the pension plan. If any of our multi-employer pension plans enters critical status or worse and our contributions are not sufficient to satisfy any rehabilitation plan schedule, the PPA could require us to make additional surcharge contributions to the multi-employer pension plan in the amount of five to ten percent of the existing contributions required by our labor agreement for the remaining term of the labor agreement.

In 2016 and 2015, the Central States, Southeast and Southwest Pension Plan and Road Carriers Local 707 Pension Fund filed an application under MPRA with the Department of Treasury requesting the approval of a benefit suspension plan, which was denied. In 2016, the New York State Teamsters Conference Pension and Retirement Fund filed a suspension application which was approved and implemented October 2017. The plan will require annual future employer contribution increases of 3.5% to the plan.

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

401(k) Savings Plans

We sponsor the YRC Worldwide Inc. 401(k) Plan and the Reddaway Hourly 401(k) Plan, which are defined contribution plans primarily for employees that our collective bargaining agreements do not cover. The plans permit participants to make contributions to the plans and permit the employer of participants to make contributions on behalf of the participants. Additionally, the Reddaway Hourly 401(k) Plan allows for a non-elective employer contribution. Including non-elective employer contributions, total employer contributions were $10.3 million in 2017, $7.2 million in 2016 and $4.7 million in 2015. Our employees covered under collective bargaining agreements may also participate in union-sponsored 401(k) plans.

Performance Incentive Awards

We provide annual performance incentive awards and more frequent sales and operations incentive awards to certain non-union employees, which are based primarily on actual operating results achieved compared to targeted operating results or sales and operations targets and are paid in cash. We generally pay annual performance incentive awards, if any, in the first quarter of the following year and sales performance incentive awards on a monthly basis. Operating income in 2017, 2016 and 2015 included performance and sales incentive expense for non-union employees of $11.6 million, $11.7 million and $13.2 million, respectively.

We also provide short-term performance based cash compensation to key management personnel. During the years ended December 31, 2017, 2016 and 2015, compensation expense related to these awards was $1.8 million, $2.1 million and $14.1 million, respectively. Refer to the “Stock Compensation Plans” footnote for an overview of long-term performance based equity compensation, and related compensation expense, associated with such awards.

Additionally, operating income in 2015 included a profit sharing bonus for eligible union employees at the Regional Transportation segment of $5.5 million. No such bonus was paid for the years ended December 31, 2017 or 2016.

6. Debt and Financing

Our outstanding debt as of December 31, 2017 and December 31, 2016 consisted of the following:

As of December 31, 2017 (in millions)	Par Value	Discount	Debt Issuance Costs	Book Value	Stated Interest Rate		Effective Interest Rate
Term Loan	$595.5	$(10.4)	$(8.3)	$576.8	10.1%	(a)	10.5%
ABL Facility	—	—	—	—	N/A		N/A
Secured Second A&R CDA	26.9	—	(0.1)	26.8	6.3-18.3%		7.8%
Unsecured Second A&R CDA	48.2	—	(0.3)	47.9	6.3-18.3%		7.8%
Lease financing obligations	255.5	—	(0.9)	254.6	9.0-18.2%		12.1%
Total debt	$926.1	$(10.4)	$(9.6)	$906.1
Current maturities of Term Loan	(18.0)	—	—	(18.0)
Current maturities of Unsecured Second A&R CDA	(1.5)	$—	$—	(1.5)
Current maturities of lease financing obligations	(11.1)	—	—	(11.1)
Long-term debt	$895.5	$(10.4)	$(9.6)	$875.5

As of December 31, 2016 (in millions)	Par Value	Premium/ (Discount)	Debt Issuance Costs	Book Value	Stated Interest Rate		Effective Interest Rate
Term Loan	$638.5	$(2.7)	$(8.6)	$627.2	8.0%	(a)	8.2%
ABL Facility	—	—	—	—	N/A		N/A
Secured Second A&R CDA	28.7	—	(0.6)	28.1	3.3-18.3%		7.5%
Unsecured Second A&R CDA	73.2	—	—	73.2	3.3-18.3%		7.5%
Lease financing obligations	269.9	—	(1.3)	268.6	9.0-18.2%		12.0%
Total debt	$1,010.3	$(2.7)	$(10.5)	$997.1
Current maturities of Term Loan	(6.7)	—	—	(6.7)
Current maturities of lease financing obligations	(10.1)	—	—	(10.1)
Long-term debt	$993.5	$(2.7)	$(10.5)	$980.3

(a)	As of December 31, 2017 and 2016, the stated interest rate represented a variable interest rate of 1, 3 or 6-month LIBOR, with a floor of 1.0% plus a fixed margin of 8.50% and 7.00%, respectively.

Credit Facilities

As of December 31, 2017, we had two primary credit facilities that we utilized to support our liquidity needs: a $600 million Term Loan and a $450 million ABL Facility. The ABL Facility is used to support our outstanding letters of credit commitments. We have set forth a brief description of our two primary credit facilities and our other financing arrangements in place at December 31, 2017 below.

$600 Million First Lien Term Loan

On July 26, 2017, the Company entered into Amendment No. 4 (the “Amendment”) to the credit agreement (the “Term Loan Agreement”) governing our term loan facility (the “Term Loan”), from a syndicate of banks and other financial institutions arranged by Credit Suisse Securities (USA) and Citizens Bank N.A. (formerly known as RBS Citizens, N.A.) which extended the maturity date to July 26, 2022 and required a $35.2 million payment to bring the balance to $600 million. No amounts under this Term Loan, once repaid, may be reborrowed.

The Term Loan requires quarterly principal payments, with remaining amounts outstanding due upon the maturity date of July 26, 2022. Borrowings under the Term Loan can be repaid in whole or in part at any time, without penalty (other than a 1% premium in connection with a prepayment within twelve months of the effective date of Amendment No. 4), subject to required notice periods and compliance with minimum prepayment amounts. As amended, the Term Loan allows for the election of interest at either the applicable LIBOR (subject to a floor of 1.00%), plus a margin of 8.50% or an alternative base rate (as defined in the Term Loan Agreement) plus a margin of 6.50%. The Term Loan provides for an uncommitted incremental facility of up to $250 million, which may be used subject to certain financial covenant requirements and satisfaction of other customary conditions. In connection with the Amendment, the Company paid $35.2 million in principal and incurred $9.7 million in original issuance discount and $9.7 million in transaction costs for third party fees.

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

The Term Loan Agreement governing our Term Loan has certain financial covenants, as amended on July 26, 2017, that, among other things, restricts certain capital expenditures and requires us to maintain a maximum total leverage ratio (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA as defined below).

Our total maximum leverage ratio covenants are as follows:

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
December 31, 2017	3.50 to 1.00	December 31, 2019	3.00 to 1.00
March 31, 2018	3.50 to 1.00	March 31, 2020	3.00 to 1.00
June 30, 2018	3.50 to 1.00	June 30, 2020	3.00 to 1.00
September 30, 2018	3.50 to 1.00	September 30, 2020	2.75 to 1.00
December 31, 2018	3.50 to 1.00	December 31, 2020	2.75 to 1.00
March 31, 2019	3.25 to 1.00	March 31, 2021	2.75 to 1.00
June 30, 2019	3.25 to 1.00	June 30, 2021 and thereafter	2.50 to 1.00
September 30, 2019	3.25 to 1.00

Consolidated Adjusted EBITDA, defined in our Term Loan Agreement as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring professional fees and other transaction costs related to issuances of debt, non-recurring consulting fees, expenses associated with certain lump sum payments to our union employees and gains or losses from permitted dispositions and discontinued operations. Consolidated Total Debt, as defined in our Term Loan Agreement, is the aggregate principal amount of indebtedness outstanding. Our total leverage ratio for the four quarters ending December 31, 2017 was 3.38 to 1.00.

$450 Million ABL Facility

On February 13, 2014, we entered into our $450 million ABL Facility from a syndicate of banks arranged by Citizens Bank N.A. (formerly known as RBS Citizens, N.A.) (the “ABL Agent”), Merrill Lynch, Pierce, Fenner & Smith and CIT Finance LLC. The ABL Facility was amended on June 28, 2016 to extend the maturity date to June 28, 2021. YRC Worldwide and our subsidiaries, YRC Freight, Reddaway, Holland and New Penn are borrowers under the ABL Facility, and certain of the Company’s domestic subsidiaries are guarantors thereunder.
Availability under the ABL Facility is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our outstanding letters of credit and revolving loans. Eligible borrowing base cash is cash that is deposited from time to time into a segregated restricted account and is included in “Restricted amounts held in escrow” in the accompanying consolidated balance sheet. The ABL Facility provides for a $100 million uncommitted accordion to increase the revolving commitment in the future. For the years ended December 31, 2017 and 2016, we had $352.6 million and $357.2 million of outstanding letters of credit, respectively, and no outstanding loans.

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

On January 30, 2018, the Company entered into Amendment No. 1 (the “First Amendment to the CDA”) to the Second Amended and Restated Contribution Deferral Agreement with the Trustees for the Central States, Southeast and Southwest Areas Pension Fund, certain pension funds party thereto, certain other pension funds party thereto as Exiting Funds (as defined therein) and Wilmington Trust Company, as agent (the “CDA”).
The First Amendment to the CDA, among other things: (a) extends the final maturity date of obligations under the CDA to December 31, 2022 and (b) provides for annual scheduled amortization equal to 2.0% of the amount outstanding as of November 30 of each applicable year.
Additionally, pursuant to the First Amendment to the CDA, a one-time payment of $25.0 million was made to Wilmington Trust Company, as agent under the CDA.

Series B Convertible Senior Secured Notes

On July 22, 2011, we issued $100 million in aggregate principal of our Series B Notes that bore interest at a stated rate of 10.0% per year and matured on March 31, 2015. Interest was payable on a semiannual basis in arrears only in-kind through the issuance of additional Series B Notes.

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

Maturities

The principal maturities over the next five years and thereafter of total debt as of December 31, 2017 was as follows:

(in millions)	Term Loan	ABL Facility	Second A&R CDA (b)	Lease Financing Obligations(a)	Total
2018	$18.0	$—	$1.5	$11.1	$30.6
2019	18.0	—	1.5	5.8	25.3
2020	18.0	—	1.4	3.8	23.2
2021	18.0	—	1.4	3.3	22.7
2022	523.5	—	69.3	3.6	596.4
Thereafter	—	—	—	227.9	227.9
Total	$595.5	$—	$75.1	$255.5	$926.1

(a)
Lease financing obligations subsequent to 2022 of $227.9 million represent principal cash obligations of $7.6 million and the estimated net book value of the underlying assets at the expiration of their associated lease agreements of $220.3 million.

(b)	Second A&R CDA obligations represent principal cash obligations per the amended Second A&R CDA dated January 30, 2018.

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	December 31, 2017		December 31, 2016
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Term Loan	$576.8	$596.9	$627.2	$638.1
ABL Facility	—	—	—	—
Lease financing obligations	254.6	257.7	268.6	259.1
Second A&R CDA	74.7	75.3	101.3	101.8
Total debt	$906.1	$929.9	$997.1	$999.0

The fair values of the Term Loan and Second A&R CDA were estimated based on observable prices (level two inputs for fair value measurements). The fair value of the lease financing obligations is estimated using a publicly traded secured loan with similar characteristics (level three input for fair value measurement).

Liquidity

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective net cash flow from operations. As of December 31, 2017, our availability under our ABL Facility was $68.9 million, which is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $352.6 million of outstanding letters of credit. Our Managed Accessibility was $26.7 million, which is the measure of availability management uses based on the ABL requirement to maintain availability in an amount at least equal to or above 10% of the collateral line cap if the fixed charge coverage ratio falls below 1.10. Our cash and cash equivalents and Managed Accessibility was $118.3 million as of December 31, 2017.

As of December 31, 2016, our availability under our ABL Facility was $89.0 million. Of the $89.0 million in availability, Managed Accessibility was $44.4 million. Our cash and cash equivalents and Managed Accessibility was $181.1 million as of December 31, 2016.

Outside of funding normal operations, our principal uses of cash include making contributions to our single-employer pension plans and various multi-employer pension funds, and meeting our other cash obligations, including, but not limited to, paying principal and interest on our funded debt, payments on equipment leases and funding capital expenditures.

Capital Expenditures/Operating Leases

Our capital expenditures for the years ended December 31, 2017 and 2016 were $103.3 million and $100.6 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, refurbish engines for our revenue fleet, and for capitalized costs to improve our technology infrastructure.

For the year ended December 31, 2017, we entered into new operating lease commitments for revenue equipment totaling $108.4 million, with such payments to be made over the average lease term of 5 years. As of December 31, 2017, our operating lease obligations for 2018 are $116.5 million and our operating lease obligations through 2030 total $352.5 million and are expected to increase as we lease additional revenue equipment in future years.

7. Equity-Based Compensation Plans

We reserved 5.0 million shares for issuance to key management personnel and directors under the 2011 amended and restated long-term incentive and equity award plan. As of December 31, 2017, 1.9 million shares remain available for future issuance under this plan. The plan permits the issuance of restricted stock and stock units, as well as options, stock appreciation rights, and performance stock and performance stock unit awards. Awards under the plan can be satisfied in cash or shares at the discretion of the Board of Directors. According to the plan provisions, the stock units provide the holders the right to receive one share of our Common Stock upon vesting (and distribution) of one stock unit. The plan requires the exercise price of any option granted to equal the closing market price of our Common Stock on the date of grant.

Stock Options

On March 1, 2010, we formalized the Second Union Employee Option Plan that provided for a grant of up to 31,000 options, including the effect of the reverse stock split, to purchase our Common Stock at an exercise price equal to $3,600.00 per share, of which all have been granted. As a part of the union wage reduction, we agreed to award a certain equity interest to all effected union employees. These options vested immediately, will expire 10 years from the grant date, and were exercisable upon shareholder approval, which was received on June 29, 2010, at our annual shareholder meeting. There has been no activity in these stock options and these options had no intrinsic value as of December 31, 2017, 2016, and 2015.

Performance Based Awards

In 2015, the Company granted performance stock unit awards to employees under its 2015 long-term incentive plan. The awards provide a target number of stock units that vest equally over three years.

A summary of performance-based unvested stock unit activity is as follows:

(stock units in thousands)	Units (in thousands)	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2015	421	$18.09
Vested	(140)	17.90
Forfeited	(20)	16.83
Unvested at December 31, 2016	261	17.98
Vested	(141)	17.90
Forfeited	(6)	18.23
Unvested at December 31, 2017	114	$18.06

The Company expenses the grant date fair value of the awards earned in the performance period over the respective service periods. The intrinsic value of unvested units as of December 31, 2017 was $1.6 million. For the years ended December 31, 2017 and 2016, the Company recognized compensation expense of $0.9 million and $2.3 million, respectively. Unrecognized compensation expense related to performance based awards of $0.1 million is expected to be fully expensed by February 2018.

The fair value of the nonvested units is determined based on the closing trading price of our shares on the grant date. The fair value of shares vested and distributed during the year ended December 31, 2017 was $2.5 million.

In March 2016, the Company granted performance-based stock unit awards to employees that were to be settled in cash upon the achievement of specified performance criteria for 2016. No awards were earned as the 2016 performance criteria were not achieved.

Restricted Stock

A summary of the activity of our unvested restricted stock and stock unit awards are presented in the following table:

	Shares/units (in thousands)	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2014	1,289	$12.86
Granted	342	17.29
Vested and distributed	(835)	11.34
Forfeited	(29)	10.25
Unvested at December 31, 2015	767	$14.34
Granted	730	8.76
Vested and distributed	(269)	12.90
Forfeited	(53)	11.60
Unvested at December 31, 2016	1,175	$11.30
Granted	496	12.43
Vested and distributed	(306)	11.91
Forfeited	(58)	12.28
Unvested at December 31, 2017	1,307	$11.55

All of the members of the Board of Directors have deferred receipt of the Common Stock underlying some or all of the restricted stock units they have been awarded until each such director ceases to serve on the Board or, under certain circumstances, upon a change of control. Thus, while some of these restricted stock units have vested, the directors have not yet received the underlying Common Stock. For the years ended December 31, 2017, 2016, and 2015, the total number of restricted stock units that are vested but for which the underlying Common Stock has not been distributed was 528,000, 410,000, and 275,000, respectively; these shares are shown as unvested in the above table.

The intrinsic value of unvested shares as of December 31, 2017 was $18.8 million. The Company records expense on a straight-line basis over the vesting term. For the years ended December 31, 2017, 2016 and 2015, the Company recorded compensation expense for restricted stock awards of $5.6 million, $5.0 million, and $4.8 million, respectively. Unrecognized compensation expense related to restricted stock awards of $5.2 million at December 31, 2017 is expected to be recognized over a weighted-average period of 0.9 years.

The vesting provisions for the restricted stock and stock unit awards and the related number of shares granted during the year ended December 31 are as follows:

	Shares/units (in thousands)
Vesting Terms	2017	2016	2015
25% per year for four years	—	8	4
100% immediately	106	123	69
33.3% per year for three years	85	599	269
100% on February 14, 2020	305	—	—
Total restricted stock and stock units granted	496	730	342

The fair value of nonvested shares is determined based on the closing trading price of our shares on the grant date. The fair value of shares vested and distributed during the years ended December 31, 2017, 2016 and 2015 was $3.6 million, $3.5 million, and $9.5 million, respectively.

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

The Company has adopted the guidance provided by Securities and Exchange Staff Accounting Bulletin No. 118 (“SAB 118”) regarding the public disclosures of certain of the accounting impacts of the The Tax Act. More specifically, the amount of the accumulated deferred net foreign earnings and profits, appropriately reduced to reflect the corresponding reduced federal tax rates and then required to be included in taxable income, has been estimated using the best available information, including the limited official guidance that has been released, as of the practical completion date necessary for inclusion in this timely-filed Form 10-K. That amount in turn affected the computation of the deferred tax relative to the outside GAAP and Tax basis difference in our foreign subsidiaries for which we do not claim permanent reinvestment. Ultimately, then, the total net deferred tax subject to revaluation for the reduction in the federal rate from 35% to 21%, the actual tax effect of the rate reduction and the corresponding change in the overall valuation allowance against net deferred tax assets, as disclosed in this footnote, are all impacted.

The ultimate state tax treatment, which may vary by state, of the inclusion in 2017 U.S.federal taxable income of this deemed repatriation of foreign earnings has not been determined by state tax authorities. The Company has presumed federal/state conformity consistent with current state law and accounted for state income taxes accordingly. That estimated state tax accounting is also subject to change as the state tax authorities publicize their intended treatment of the deemed repatriation.

Consequently, all accounting results affected by the estimated foreign earnings and profits included in 2017 taxable income are “provisional”, as described in SAB 118. The U.S. Treasury Department/IRS and state tax authorities are expected to issue further guidance in 2018. The approximate earnings and profits and all related accounting results will be finalized upon both the completion of the foreign jurisdiction tax returns for 2017 and review and analysis of that additional guidance.

The Tax Act also requires that beginning in 2018, all Global Intangible Low-Taxed Income (“GILTI”) earned by foreign subsidiaries of U.S. corporate taxpayers be included in U.S. taxable income. The computation of GILTI is complex and multiple technical issues remain unresolved. Preliminary guidance from the FASB indicates that companies may choose to account for GILTI either immediately prior to or concurrent with the year in which it is realized. Recognizing a potential deferred tax liability in 2017 for post 2017 GILTI would require projections of relevant foreign earnings and consideration of any allowable structuring that would mitigate or eliminate any GILTI. Given the resulting uncertainty, the Company has made no accounting policy decision nor completed any accounting for GILTI for purposes of this Form 10-K.

The Company has identified multiple other relevant sections of The Tax Act. However, either because of post 2017 effective dates or the Company’s decision to opt out of certain changes, none of those sections resulted in any “provisional” accounting for this 2017 Form 10-K.

Deferred tax liabilities (assets) were comprised of the following at December 31:

(in millions)	2017	2016
Depreciation	$148.0	$229.5
Deferred revenue	14.4	15.8
Intangibles	6.4	8.9
Gain on debt redemption	7.9	25.7
State taxes	22.1	30.2
Other	10.6	31.5
Deferred tax liabilities	209.4	341.6
Claims and insurance	(98.2)	(149.6)
Net operating loss carryforwards	(228.0)	(302.9)
Employee benefit accruals	(88.8)	(201.8)
Sale/Leaseback transaction	(64.7)	(99.9)
Other	(31.7)	(46.0)
Deferred tax assets	(511.4)	(800.2)
Valuation allowance	305.1	461.7
Net deferred tax assets	(206.3)	(338.5)
Net deferred tax liability	$3.1	$3.1

The net deferred tax liability of $3.1 million and $3.1 million as of December 31, 2017 and 2016, respectively, is included as separate line items in the accompanying balance sheets. Current income tax receivable was $1.3 million and $9.1 million as of December 31, 2017 and 2016, respectively, and is included in “Prepaid expenses and other” in the accompanying balance sheets.

As of December 31, 2017, the Company has remaining federal net operating loss carryforwards of approximately $805.4 million. Deemed ownership changes that occurred in July 2011, in July 2013 and in January 2014 imposed annual and cumulative limits under the Code on the utilization of these carryforwards. These limits are not expected to inhibit the Company’s ability to utilize these losses over their carry forward periods. These carryforwards expire between 2028 and 2037 if not used. As of December 31, 2017, the Company has foreign tax credit and other credit carryforwards of approximately $0.9 million. These credit carryforwards will likely not be utilized and will expire in 2018 if not used. As of December 31, 2017, the Company has a capital loss carryforward of approximately $13.8 million, which will expire in 2021 if not used.

As of December 31, 2017 and 2016, a valuation allowance of $305.1 million and $461.7 million has been established for deferred tax assets because, based on available sources of future taxable income, it is more likely than not that those assets will not be realized.

A reconciliation between income taxes at the federal statutory rate and the consolidated effective tax rate follows:

	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net	(2.8)%	2.9%	(50.0)%
Foreign tax rate differential	(10.0)%	(3.3)%	43.2%
Permanent differences	(8.9)%	6.9%	(88.6)%
Valuation allowance	(48.6)%	(13.0)%	(243.2)%
Benefit from intraperiod tax allocation under ASC 740	73.5%	—%	265.9%
Net change in unrecognized tax benefits	0.5%	(10.2)%	(11.4)%
Benefit from settlement of litigation & audits	—%	—%	54.5%
Other, net (primarily prior year return to provision)	1.6%	(5.7)%	110.5%
Effective tax rate	40.3%	12.6%	115.9%

The income tax provision (benefit) consisted of the following:

(in millions)	2017	2016	2015
Current:
Federal	$(0.9)	$(1.7)	$(0.8)
State	0.8	(0.7)	(1.6)
Foreign	6.0	5.9	7.1
Current income tax expense	$5.9	$3.5	$4.7

Deferred:
Federal	$(13.3)	$—	$(8.7)
State	—	—	(3.0)
Foreign	0.1	(0.4)	1.9
Deferred income tax benefit	$(13.2)	$(0.4)	$(9.8)

Income tax expense (benefit)	$(7.3)	$3.1	$(5.1)

Based on the income (loss) before income taxes:
Domestic	$(30.5)	$3.9	$(33.2)
Foreign	12.4	20.7	28.8
Income (Loss) before income taxes	$(18.1)	$24.6	$(4.4)

The Company applies the intraperiod tax allocation rules of ASC 740 to allocate income taxes among continuing operations, discontinued operations, extraordinary items, other comprehensive income (loss), and additional paid-in capital when our situation meets the criteria as prescribed in the rule. During 2017 and 2015, the Company recognized $13.3 million and $11.7 million, respectively, of deferred benefit in the statement of consolidated operations and an equal and offsetting deferred tax expense in other comprehensive income included in the statement of consolidated comprehensive loss due to the application of the exception within the intraperiod tax allocation rules. There was no deferred benefit recognized in 2016, as the exception did not apply. This allocation has no effect on total tax provision or total valuation allowance.

Uncertain Tax Positions

A rollforward of the total amount of unrecognized tax benefits for the years ended December 31 is as follows:

(in millions)	2017	2016
Unrecognized tax benefits at January 1	$45.3	$30.6

Increases related to:
Tax positions taken during a prior period	11.8	17.3
Tax positions taken during the current period	0.4	0.4

Decreases related to:
Tax positions taken during a prior period	—	—
Lapse of applicable statute of limitations	(0.7)	(3.0)
Settlements with taxing authorities	—	—

Unrecognized tax benefits at December 31	$56.8	$45.3

At December 31, 2017 and 2016, there are $10.8 million and $10.9 million of benefits that, if recognized, would affect the effective tax rate. We accrued interest of $0.8 million and $0.6 million for the years ended December 31, 2017 and 2016 and reversed $0.7 million and $1.5 million of previously accrued interest on uncertain tax positions during the years ended December 31, 2017 and 2016 for a net increase of $0.1 million for 2017 and a net reduction of $0.9 million for 2016. The reversal related primarily to settlements and other favorable resolution of prior uncertain positions. The total amount of interest accrued for uncertain tax positions is $2.3 million and $2.2 million as of December 31, 2017 and 2016. During the year ended December 31, 2017, we paid no amounts to settle audits. During the year ended December 31, 2016, we paid inconsequential amounts of tax and interest to settle foreign audits of tax years 2006 through 2011 for certain of our subsidiaries, and we reduced our previously recorded liability for unrecognized tax benefits accordingly. We have not accrued any penalties relative to uncertain tax positions. We have elected to treat interest and penalties on uncertain tax positions as interest expense and other operating expenses, respectively.

It is reasonably possible that the existing unrecognized tax benefits may decrease over the next twelve months by as much as $0.6 million as a result of developments in examinations and/or litigation, or from the expiration of statutes of limitation.

Tax years that remain subject to examination for our major tax jurisdictions as of December 31, 2017:

Statute remains open	2005-2016
Tax years currently under examination/exam completed	2005-2013
Tax years not examined	2014-2017

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

Revenue from foreign sources totaled $99.3 million, $101.0 million, and $116.5 million for the years ended December 31, 2017, 2016, and 2015, respectively, and is mainly derived from Canada and, to a lesser extent, Mexico. Long-lived assets located in foreign countries totaled $5.3 million, $5.2 million and $6.5 million at December 31, 2017, 2016, and 2015, respectively.

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Corporate/Eliminations	Consolidated
2017
External revenue	$3,067.9	$1,823.4	$(0.3)	$4,891.0
Operating income (loss)	41.4	67.9	(10.9)	98.4
Identifiable assets	1,042.1	607.4	(64.0)	1,585.5
Acquisition of property and equipment	(66.6)	(36.6)	(0.1)	(103.3)
Proceeds from disposal of property and equipment	8.1	0.7	—	8.8
Depreciation and amortization	84.8	62.9	—	147.7
2016
External revenue	$2,958.9	$1,739.3	$(0.7)	$4,697.5
Operating income (loss)	53.2	81.3	(10.2)	124.3
Identifiable assets	1,208.7	642.9	(81.6)	1,770.0
Acquisition of property and equipment	(73.2)	(27.4)	—	(100.6)
Proceeds from disposal of property and equipment	31.3	3.8	—	35.1
Depreciation and amortization	90.3	69.5	—	159.8
2015
External revenue	$3,055.7	$1,776.9	$(0.2)	$4,832.4
Operating income (loss)	18.0	85.4	(10.4)	93.0
Identifiable assets(a)	1,351.5	652.9	(125.0)	1,879.4
Acquisition of property and equipment	(59.2)	(48.7)	(0.1)	(108.0)
Proceeds from disposal of property and equipment	12.0	5.5	—	17.5
Depreciation and amortization	93.1	70.7	(0.1)	163.7

(a)	Due to the adoption of ASU 2015-03, Interest - Imputation of Interest, “Identifiable assets” were updated for respective years to reflect the reclassification of unamortized debt issuance costs.

10. Shareholders’ Deficit

On March 14, 2014, the Company held a special meeting of stockholders at which our stockholders approved amending our Certificate of Incorporation to increase the number of authorized shares of Common Stock to 95.0 million and to allow certain investors involved in other financing transactions to own more than 19.99% of outstanding Common Stock.

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

The following reflects the activity in the shares of our common stock for the years ended December 31:

Common Shares	2017	2016	2015
Beginning balance	32,473	32,141	30,667
Issuance of equity in exchange for debt	—	—	995
Issuance of equity awards, net	260	332	479
Ending balance	32,733	32,473	32,141

Our Term Loan agreement in place as of December 31, 2017, restricts the ability of YRC Worldwide to declare dividends on its outstanding capital stock.

11. Earnings (Loss) Per Share

We calculate basic earnings (loss) per share by dividing our net earnings (loss) available to common shareholders by our weighted-average shares outstanding at the end of the period. The calculation for diluted earnings (loss) per share adjusts the weighted average shares outstanding for our dilutive unvested shares and stock units using the treasury stock method and for our convertible notes using the if-converted method. Our calculations for basic and dilutive earnings (loss) per share for the years ended December 31, 2017, 2016, and 2015 are as follows:

(dollars in millions, except per share data, shares and stock units in thousands)	2017	2016	2015
Basic and dilutive net income (loss) available to common shareholders	$(10.8)	$21.5	$0.7

Basic weighted average shares outstanding	32,685	32,416	31,736
Effect of dilutive securities:
Unvested shares and stock units(b)	—	624	616
Series B Notes	—	—	240
Dilutive weighted average shares outstanding	32,685	33,040	32,592

Basic earnings (loss) per share(a)	$(0.33)	$0.66	$0.02
Diluted earnings (loss) per share(a)	$(0.33)	$0.65	$0.02
(a) Earnings (loss) per share is based on unrounded figures and not the rounded figures presented.
(b) Includes unvested shares of Common Stock, unvested stock units, and vested stock units for which the underlying Common Stock has not been distributed.

Given our net loss position for the year ended December 31, 2017, there are no dilutive securities for this period.

Our anti-dilutive securities for the years ended December 31 are as follows:

(shares and stock units in thousands)	2017	2016	2015
Anti-dilutive unvested shares, options, and stock units(a)	8	196	71
(a) Includes unvested shares of Common Stock, unvested stock units, and vested stock units for which the underlying Common Stock has not been distributed.

12. Commitments, Contingencies, and Uncertainties

Financial Matters

We incur rental expenses under noncancelable operating lease agreements for certain buildings and operating equipment. Rental expense is charged to “Operating expense and supplies” or “Purchased transportation” on the accompanying statements of operations. Rental expense was $159.2 million, $140.8 million and $119.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

At December 31, 2017, we were committed under noncancelable lease agreements for building and revenue equipment, requiring minimum annual rentals payable as follows:

(in millions)	2018	2019	2020	2021	2022	Thereafter
Minimum annual rentals	$116.5	$87.7	$66.5	$44.1	$21.0	$16.7

We expect in the ordinary course of business that leases will be renewed or replaced as they expire. The leases provide for fixed and escalating rentals and contingent escalating rentals based on the Consumer Price Index not to exceed certain specified amounts. We record rent expense for our operating leases on a straight-line basis over the base term of the lease agreements.

As of December 31, 2017, we have $80.0 million committed for capital expenditures to be completed during 2018, which primarily includes noncancelable orders for revenue equipment leases not yet delivered, whereby the cash obligations will be scheduled over the multi-year term of the lease and are not included on the Company’s consolidated balance sheets.

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

13. Related Party Transactions

Logistics Planning Services (“LPS”), which does business with YRCW, was acquired by GlobalTranz Enterprises, Inc. (“GlobalTranz”) in May 2017. Prior to the GlobalTranz acquisition, Mr. Justin Hall, Chief Customer Officer, and his family owned LPS via their ownership of Hall Enterprises, Inc. (“HEI”), the sole shareholder of LPS. Mr Hall’s stake in HEI was 14.9%. Mr. Hall served as a director of HEI and his father served as the chairman of the board. Immediately prior to joining YRCW in 2016, Mr. Hall served as the president of LPS. In 2017 and 2016, the Company had approximately $0.6 million and $5.1 million, respectively, in revenues related to transportation services and $0.2 million and $3.3 million, respectively, in purchased transportation expense for transportation management and logistics services with LPS. Mr. Hall did not set pricing, negotiate transactions, or otherwise control the Company’s business relationship with LPS.

14. Subsequent Events

On January 30, 2018, the company entered into an amendment to its Second A&R CDA Notes, which extended the maturity date to December 2022, among other things, as referenced in the “Debt and Financing” footnote to the consolidated financial statements.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
YRC Worldwide Inc.:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of YRC Worldwide Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related statements of consolidated operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.
Kansas City, Missouri
February 15, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
YRC Worldwide Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited YRC Worldwide Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related statements of consolidated operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 15, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the December 31, 2017 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Kansas City, Missouri
February 15, 2018

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of December 31, 2017 and has concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Effective January 1, 2018, we implemented the human resources and payroll modules of a new comprehensive enterprise resource planning (ERP) system, at several of our companies, including our largest operating company. Although the processes that constitute our internal control over financial reporting will be affected by the implementation, the Company has performed procedures at each phase as part of its assessment of the effectiveness of internal control over financial reporting. We do not believe that the implementation will have a material adverse effect on our internal controls over financial reporting.

Other than as described above, there were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2017 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment using those criteria, our management concluded that, as of December 31, 2017, our system of internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited our December 31, 2017 consolidated financial statements, has issued an audit report on our system of internal control over financial reporting. The KPMG LLP audit report is included herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G to Form 10-K, the information required by this item, other than information regarding (i) our executive officers, which is incorporated by reference to Part I of this Form 10-K under the heading “Executive Officers of the Registrant,” and (ii) our code of ethics, which is described below and titled the “Code of Business Conduct,” is included under the captions “Directors to be Elected by our Stockholders,” “Directors Selected by the Holder of our Series A Preferred Stock,” “Stockholder Proposals and Director Nomination for 2018 Annual Meeting,” “Structure and Functioning of the Board Audit & Ethics Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in our Proxy Statement related to the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Security Ownership of Management and Directors,” “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in our Proxy Statement related to the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Structure and Functioning of the Board” and “Certain Relationships and Related Transactions” in our Proxy Statement related to the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the caption “Audit and Audit-Related Fees” in our Proxy Statement related to the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The consolidated financial statements of the Company included under Item 8 - Financial Statements and Supplementary Data.

(a)(3) Exhibits

3.1.1Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on September 16, 2011, File No. 000-12255).
3.1.2Certificate of Amendment to the Certificate of Incorporation of the Company reducing the number of authorized shares (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on December 1, 2011, File No. 000-12255).
3.1.3Certificate of Elimination of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed on December 1, 2011, File No. 000-12255).
3.1.4Certificate of Designations of Series A Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on July 25, 2011, File No. 000-12255).
3.1.5Certificate of Designations, Preferences, Powers and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed on July 25, 2011, File No. 000-12255).

Certificate of Amendment of the Certificate of Incorporation of the Company amending the number of authorized shares of capital stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on March 17, 2014, File No. 000-12255).

3.2Amended and Restated Bylaws of the Company, adopted as of September 16, 2011 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed on September 16, 2011, File No. 000-12255).

(10) Material Contracts
10.1.1National Master Freight Agreement, effective April 1, 2008, among the International Brotherhood of Teamsters, YRC Inc. (formerly, Yellow Transportation, Inc. and Roadway Express, Inc.), USF Holland Inc. and New Penn Motor Express, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on February 11, 2008, File No. 000-12255).
10.1.2Amended and Restated Memorandum of Understanding on the Job Security Plan, dated July 9, 2009, among the International Brotherhood of Teamsters, YRC Inc., USF Holland Inc. and New Penn Motor Express, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 14, 2009, File No. 000-12255).
10.1.3Agreement for the Restructuring of the YRC Worldwide Inc. Operating Companies and related Term Sheet/Proposal (the “Restructuring Plan”), dated September 24, 2010, among the International Brotherhood of Teamsters, YRC Inc., USF Holland Inc. and New Penn Motor Express, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on September 29, 2010, File No. 000-12255).
10.1.4Certification and Amendment (dated December 31, 2010) and Certification and Second Amendment (dated February 28, 2011) to the Restructuring Plan Term Sheet (incorporated by reference to Exhibit 10.3.4 to Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011, File No. 000-12255).
10.1.5Extension of the Agreement for the Restructuring of the YRC Worldwide Inc. Operating Companies, dated February 7, 2014, by and among YRC Inc. (d/b/a YRC Freight), USF Holland Inc., New Penn Motor Express, Inc., USF Reddaway Inc. and the Teamsters National Freight Industry Negotiating Committee of the International Brotherhood of Teamsters (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on February 10, 2014, File No. 000-12255).
10.2.1Amended and Restated Contribution Deferral Agreement, dated as of July 22, 2011, among YRC Inc., USF Holland Inc., New Penn Motor Express, Inc. and USF Reddaway Inc., collectively as primary obligors, the Trustees for the Central States, Southeast and Southwest Areas Pension Fund, the Wilmington Trust

Company, as agent, and the other funds party thereto (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).
10.2.2Consent and First Amendment to the Amended and Restated Contribution Deferral Agreement, dated as of October 17, 2011, among YRC Inc., USF Holland Inc., New Penn Motor Express, Inc. and USF Reddaway Inc., collectively as primary obligors, the Trustees for the Central States, Southeast and Southwest Areas Pension Fund, the Wilmington Trust Company, as agent, and the other funds party thereto (incorporated by reference to Exhibit 10.8.2 to Annual Report on Form 10-K for the year ended December 31, 2011, filed February 28, 2012, File No. 000-12255).
10.2.3Second Amended and Restated Contribution Deferral Agreement, dated as of January 31, 2014, among YRC Inc., USF Holland Inc., New Penn Motor Express, Inc. and USF Reddaway Inc., collectively as primary obligors, the Trustees for the Central States, Southeast and Southwest Areas Pension Fund, the Wilmington Trust Company, as agent, and the other funds party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on January 31, 2014, File No. 000-12255).
10.2.4Letter Agreement, dated as of January 29, 2014 and effective as of January 31, 2014, among Central States, Southeast and Southwest Areas Pension Fund, YRC, Inc., USF Holland Inc., New Penn Motor Express, Inc., USF Reddaway Inc., as primary obligors, YRC Worldwide Inc., as primary guarantor, and certain additional guarantors (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on January 31, 2014, File No. 000-12255).
10.2.5Amendment No. 1 to Second Amended and Restated Contribution Deferral Agreement among YRC Inc., USF Holland LLC, New Penn Motor Express LLC and USF Reddaway Inc., collectively as primary obligors, the Trustees for the Central States, Southeast and Southwest Areas Pension Fund, the Wilmington Trust Company, as agent, and the other funds party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on January 31, 2018, File No. 000-12255).
10.3.1Credit Agreement, dated as of February 13, 2014, by and among the Company, as borrower, the subsidiaries of the borrower party thereto from time to time, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 10, 2014, File No. 000-12255).
10.3.2Amendment No. 1 to Credit Agreement dated as of September 25, 2014, by and among the Company, as borrower, the subsidiaries of the borrower party thereto from time to time, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on September 25, 2014, File No. 000-12255).
10.3.3Amendment No. 2 to Credit Agreement, dated September 23, 2015, by and among the Company, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on September 25, 2015, File No. 000-12255).
10.3.4Amendment No. 3 to Credit Agreement, dated January 31, 2017, by and among the Company, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on January 31, 2017, File No. 000-12255).
10.3.5Amendment No. 4 and Refinancing Amendment to Credit Agreement, by and among the Company, certain of its subsidiaries, the lender party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 26, 2017, File No. 000-12255).

†
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

10.4.2Amendment No. 1 to Loan and Security Agreement, by and among the Company, certain of the Company’s subsidiaries party thereto, the lenders party thereto and RBS Citizens Business Capital, as agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on September 25, 2015, File No. 000-12255) .

Amendment No. 2 to Loan and Security Agreement by and among the Company, certain of the Company’s subsidiaries party thereto, the lenders party thereto and Citizens Business Capital as agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on June 30, 2016, File No. 000-12255).

10.4.4Amendment No. 3 to Loan and Security Agreement by and among the Company, certain of the Company’s subsidiaries party thereto, the lenders party thereto and Citizens Business Capital as agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on January 31, 2018, File No. 000-12255).

(10) Management Contracts, Compensatory Plans and Arrangements

10.5.1YRC Worldwide Inc. Director Compensation Plan, effective May 6, 2015 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on July 30, 2015, File No. 000-12255).
10.5.2Form of Director Restricted Stock Unit Agreement for Non-Employee Director under 2015 Director Compensation Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on July 30, 2015, File No. 000-12255).
10.6Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, filed on March 15, 2007, File No. 000-12255).
10.7.1YRC Worldwide Inc. 2011 Incentive and Equity Award Plan (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8, filed on November 30, 2011, File No. 333-178223).
10.7.2YRC Worldwide Inc. Amended and Restated 2011 Incentive and Equity Award Plan (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 1, 2014, File No. 000-12255).

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

10.9.1YRC Worldwide Inc. Supplemental Executive Pension Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 25, 2006, File No. 000-12255).
10.9.2Amendment to YRC Worldwide Inc. Supplemental Executive Pension Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on July 8, 2008, File No. 000-12255).
10.9.3Second Amendment to YRC Worldwide Inc. Supplemental Executive Pension Plan (incorporated by reference to Exhibit 10.30.3 to Annual Report on Form 10-K for the year ended December 31, 2011, filed February 28, 2012, File No. 000-12255).
10.10.1Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004, File No. 000-12255).
10.10.2Amendment No. 1 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 9, 2005, File No. 000-12255).
10.10.3Amendment No. 2 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.28.3 to Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011, File No. 000-12255).
10.10.4Amendment No. 3 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on July 8, 2008, File No. 000-12255).
10.10.5Amendment No. 4 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.22.5 to Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009, File No. 000-12255).
10.10.6Amendment No. 5 and Amendment No. 6 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.28.6 to Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, File No. 000-12255).
10.10.7Amendment No. 7 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 9, 2010, File No. 000-12255).
10.11YRC Worldwide Inc. Non-Union Employee Option Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on January 6, 2009, File No. 000-12255).
10.12YRC Worldwide Inc. Union Employee Option Plan (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009, File No. 000-12255).

10.13YRC Worldwide Inc. Second Union Employee Option Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on March 5, 2010, File No. 000-12255).
10.14.1Employment Agreement, dated as of July 22, 2011, between the Company and James L. Welch (incorporated by reference to Exhibit 10.16 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, File No. 000-12255).
10.14.2Amendment to Employment Agreement, dated as of October 30, 2012, between the Company and James L. Welch (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 2, 2012, File No. 000-12255).
10.14.3Employment Agreement Cancellation Agreement, dated as of December 30, 2014, between the Company and James L. Welch (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on January 2, 2015, File No. 000-12255).
10.15Severance Agreement, dated as of December 30, 2014, between the Company and James L. Welch (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on January 2, 2015, File No. 000-12255).
10.16General Release and Post-Employment Consulting Agreement, dated as of December 30, 2016, between the Company and Jamie G. Pierson (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on January 4, 2017, File No. 000-12255).
21.1*Subsidiaries of the Company.
23.1*Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1*Certification of James L. Welch pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*Certification of Stephanie D. Fisher pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*Certification of James L. Welch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*Certification of Stephanie D. Fisher pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

YRC Worldwide Inc.

Date: February 15, 2018	By: /s/ James L. Welch
James L. Welch
Chief Executive Officer

POWER OF ATTORNEY

Know all people by these presents, that each person whose signature appears below constitutes and appoints James L. Welch and Stephanie D. Fisher, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, hereby confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James L. Welch	Chief Executive Officer	February 15, 2018
James L. Welch

/s/ Stephanie D. Fisher	Chief Financial Officer	February 15, 2018
Stephanie D. Fisher

/s/ Brianne L. Simoneau	Vice President and Controller	February 15, 2018
Brianne L. Simoneau

/s/ Raymond J. Bromark	Director	February 15, 2018
Raymond J. Bromark

/s/ Douglas A. Carty	Director	February 15, 2018
Douglas A. Carty

/s/ William R. Davidson	Director	February 15, 2018
William R. Davidson

/s/ Matthew Doheny	Director	February 15, 2018
Matthew Doheny

/s/ Robert L. Friedman	Director	February 15, 2018
Robert L. Friedman

/s/ James E. Hoffman	Director	February 15, 2018
James E. Hoffman

/s/ Michael J. Kneeland	Director	February 15, 2018
Michael J. Kneeland

/s/ Patricia M. Nazemetz	Director	February 15, 2018
Patricia M. Nazemetz

/s/ James F. Winestock	Director	February 15, 2018
James F. Winestock