Form 10-Q
period 2018-03-31
YRC Worldwide Inc.
filed 2018-05-03
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2018
Common Stock, $0.01 par value per share	33,955,910 shares

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries
(Amounts in millions except share and per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$104.0	$91.6
Restricted amounts held in escrow	9.1	54.1
Accounts receivable, net	529.1	488.3
Prepaid expenses and other	101.8	66.1
Total current assets	744.0	700.1
Property and Equipment:
Cost	2,751.0	2,770.2
Less – accumulated depreciation	(1,958.4)	(1,957.5)
Net property and equipment	792.6	812.7
Intangibles, net	27.0	27.8
Other assets	45.1	44.9
Total Assets	$1,608.7	$1,585.5
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$180.3	$172.0
Wages, vacations and employee benefits	198.4	182.3
Claims and insurance accruals	115.5	115.1
Other accrued taxes	29.0	23.6
Other current and accrued liabilities	31.1	20.6
Current maturities of long-term debt	29.3	30.6
Total current liabilities	583.6	544.2
Other Liabilities:
Long-term debt, less current portion	870.7	875.5
Deferred income taxes, net	3.1	3.1
Pension and postretirement	231.8	235.4
Claims and other liabilities	285.4	280.8
Commitments and contingencies
Shareholders’ Deficit:
Preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	0.3	0.3
Capital surplus	2,323.5	2,323.3
Accumulated deficit	(2,243.2)	(2,228.6)
Accumulated other comprehensive loss	(353.8)	(355.8)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(365.9)	(353.5)
Total Liabilities and Shareholders’ Deficit	$1,608.7	$1,585.5
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE LOSS
YRC Worldwide Inc. and Subsidiaries
For the Three Months Ended March 31
(Amounts in millions except per share data, shares in thousands)
(Unaudited)

	Three Months
	2018	2017
Operating Revenue	$1,214.5	$1,170.6
Operating Expenses:
Salaries, wages and employee benefits	729.7	718.4
Fuel, operating expenses and supplies	230.2	216.3
Purchased transportation	155.4	134.5
Depreciation and amortization	37.7	37.1
Other operating expenses	62.6	61.3
Losses on property disposals, net	3.2	2.7
Total operating expenses	1,218.8	1,170.3
Operating Income (Loss)	(4.3)	0.3
Nonoperating Expenses:
Interest expense	25.6	25.4
Non-union pension and postretirement benefits	(0.5)	3.3
Other, net	(1.9)	1.0
Nonoperating expenses, net	23.2	29.7
Loss before income taxes	(27.5)	(29.4)
Income tax benefit	(12.9)	(4.1)
Net Loss	(14.6)	(25.3)
Other comprehensive income, net of tax	2.0	4.4
Comprehensive Loss	$(12.6)	$(20.9)

Average Common Shares Outstanding – Basic	32,821	32,568
Average Common Shares Outstanding – Diluted	32,821	32,568

Loss Per Share – Basic	$(0.44)	$(0.78)
Loss Per Share – Diluted	$(0.44)	$(0.78)
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Three Months Ended March 31
(Amounts in millions)
(Unaudited)

	2018	2017
Operating Activities:
Net loss	$(14.6)	$(25.3)
Noncash items included in net loss:
Depreciation and amortization	37.7	37.1
Noncash equity-based compensation and employee benefits expense	5.3	5.3
Losses on property disposals, net	3.2	2.7
Other noncash items, net	0.4	2.9
Changes in assets and liabilities, net:
Accounts receivable	(41.3)	(45.0)
Accounts payable	1.9	(9.2)
Other operating assets	(29.4)	(8.0)
Other operating liabilities	33.1	15.9
Net cash used in operating activities	(3.7)	(23.6)
Investing Activities:
Acquisition of property and equipment	(23.5)	(16.3)
Proceeds from disposal of property and equipment	3.0	1.5
Net cash used in investing activities	(20.5)	(14.8)
Financing Activities:
Repayments of long-term debt	(7.0)	(5.4)
Debt issuance costs	—	(3.2)
Payments for tax withheld on equity-based compensation	(1.4)	(2.3)
Net cash used in financing activities	(8.4)	(10.9)
Net Decrease In Cash, Cash Equivalents and Restricted Amounts Held in Escrow	(32.6)	(49.3)
Cash, Cash Equivalents and Restricted Amounts Held in Escrow, Beginning of Period	145.7	275.7
Cash, Cash Equivalents and Restricted Amounts Held in Escrow, End of Period	$113.1	$226.4

Supplemental Cash Flow Information:
Interest paid	$(14.9)	$(30.4)
Income tax refund (payment), net	(1.7)	4.4
The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Three Months Ended March 31, 2018
(Amounts in millions)
(Unaudited)

Preferred Stock:
Beginning and ending balance	$—
Common Stock:
Beginning and ending balance	$0.3
Capital Surplus:
Beginning balance	$2,323.3
Equity-based compensation	0.2
Ending balance	$2,323.5
Accumulated Deficit:
Beginning balance	$(2,228.6)
Net loss	(14.6)
Ending balance	$(2,243.2)
Accumulated Other Comprehensive Loss:
Beginning balance	$(355.8)
Reclassification of prior net pension actuarial losses, net of tax	3.8
Reclassification of prior service credit, net of tax	(0.1)
Foreign currency translation adjustments	(1.7)
Ending balance	$(353.8)
Treasury Stock, At Cost:
Beginning and ending balance	$(92.7)
Total Shareholders’ Deficit	$(365.9)
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

1. Description of Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide,” the “Company,” “we,” “us” or “our”) is a holding company that, through wholly owned operating subsidiaries, offers its customers a wide range of transportation services. YRC Worldwide has one of the largest, most comprehensive less-than-truckload (“LTL”) networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer expertise in LTL shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence. Our reporting segments include the following:

•
YRC Freight is the reporting segment that focuses on longer haul business opportunities with national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management. This reporting segment includes YRC Inc. (doing business as, and herein referred to as, “YRC Freight”), our LTL subsidiary, and Reimer Express Lines Ltd. (“YRC Reimer”). YRC Reimer is a subsidiary located in Canada that specializes in shipments into, across and out of Canada. In addition to the United States and Canada, YRC Freight also serves parts of Mexico and Puerto Rico.

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

At March 31, 2018, approximately 79% of our labor force is subject to collective bargaining agreements, which predominantly expire in March 2019.

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

We make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and notes. Actual results could differ from those estimates. We have prepared the Consolidated Financial Statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, we have made all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included in these financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Certain reclassifications have been made to prior year’s consolidated financial statements to conform to current year presentation. Total net periodic pension cost associated with the Company’s non-union defined benefit plans that was previously reported in operating expenses in the income statement is now reported in nonoperating expenses due to the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, discussed further below. This resulted in a $3.3 million reclass from “Salaries, wages and employee benefits” in operating expenses to “Non-union pension and postretirement benefits” in nonoperating expenses for the three months ended March 31, 2017. In addition, due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, cash paid to a taxing authority when shares are withheld to satisfy the employer’s statutory income tax withholding obligation are required to be classified as a financing activity. This resulted in a $2.3 million reclass in the three months ended March 31, 2017 from “Change in other operating liabilities” in operating cash flows to “Payments for tax withheld on equity-based compensation” in financing cash flows in the statement of consolidated cash flows.

Fair Value of Financial Instruments

The following table summarizes the fair value hierarchy of our financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2018:

		Fair Value Measurement Hierarchy
(in millions)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$9.1	$9.1	$—	$—
Total assets at fair value	$9.1	$9.1	$—	$—

Restricted amounts held in escrow are invested in money market accounts and are recorded at fair value based on quoted market prices. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments.

Reclassifications Out of Accumulated Other Comprehensive Loss

For the three months ended March 31, 2018 and 2017, we reclassified the amortization of our prior net pension losses and prior net service credit, net of tax, totaling $3.7 million and $3.9 million, respectively, from accumulated other comprehensive loss to net loss. This reclassification is a component of net periodic pension cost and is discussed in the “Employee Benefits” footnote to the consolidated financial statements.

Revenue Recognition and Revenue-Related Reserves

The Company’s revenues are derived from the transportation services we provide through the delivery of goods over the duration of a shipment. Upon receipt of the bill of lading, the contract existence criteria is met as evidenced by a legally enforceable agreement between two parties where collectability is probable, thus creating the distinct performance obligation. The Company has elected to expense initial direct costs as incurred because the average shipment cycle is less than one week.

The YRC Freight and Regional Transportation segments recognize revenue and substantially all the purchased transportation expense on a gross basis because we direct the use of the transportation service provided and remain responsible for the complete and proper shipment.

Inherent within our revenue recognition practices are estimates for revenue associated with shipments in transit and future adjustments to revenue and accounts receivable for billing adjustments and collectability.

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

Given the nature of our transportation services, future adjustments may arise which creates variability when establishing the transaction price used to recognize revenue. We have a high volume of performance obligations with similar characteristics, therefore we primarily use historical trends to arrive at estimated reserves. For rerate reserves, which are common for LTL carriers, we assign pricing to bills of lading at the time of shipment based primarily on the weight, general classification of the product, the shipping destination and individual customer discounts. This process is referred to as rating. At various points throughout our process, incorrect ratings could be identified based on many factors, including weight and commodity verifications. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during the following periods. For the reserve for uncollectible accounts, we primarily use historical write-off experience but may also consider customer-specific factors, overall collection trends and economic conditions as part of our ongoing monitoring of credit.

We considered the disclosure requirements for revenue disaggregation guidance in ASC Topic 606 and noted that our segments disaggregate our revenues based on geographic and time-based factors as our Regional Transportation segment carriers operate in a smaller geographic footprint and have a shorter length of haul as compared to our YRC Freight segment.   No other criteria listed in the guidance or through our review process was considered to be meaningful for financial statement users.  As such, we conclude that no further disaggregation of revenues is necessary. Refer to the “Business Segments” footnote to the consolidated financial statements for more details.

Newly Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The new standard became effective for the Company for its annual reporting period beginning January 1, 2018, recognizing the cumulative effect using a modified retrospective approach. There was no cumulative effect adjustment recorded. The Company has completed the implementation including the impacts of new expanded disclosure requirements and the impacts on the Company’s internal control over financial reporting and has included updates to our disclosures herein.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, to clarify the guidance on how companies present restricted cash and restricted cash equivalents in the statement of cash flows. As a result, the Company will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. The new standard became effective for the Company for its annual reporting period beginning January 1, 2018, and was adopted using a retrospective transition approach. The statement of consolidated cash flows has been updated to reflect the presentation of beginning and ending cash to include “Cash and cash equivalents” as well as “Restricted amounts held in escrow” and will remove from investing activities the changes in restricted escrows.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires companies to present the service cost component of net benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. All other components of net benefit cost are presented outside of any subtotal for operating income, if one is presented. The new standard was effective and implemented for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period with retrospective application. For the three months ended March 31, 2017, $3.3 million was reclassified to “Non-union pension and postretirement benefits” in nonoperating expenses from “Salaries, wages and employee benefits” in operating expenses.

Impact of Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard will become effective for the Company for its annual reporting period beginning January 1, 2019, including interim periods within that reporting period and the Company will adopt the standard using a modified retrospective approach with the effective date of the standard as the date of initial application. Using a cross functional team, the Company has identified a software solution to measure and record right-of-use asset and liability balances and has entered a majority of the existing leases into the solution. The Company will continue to evaluate contractual lease obligations and refine our understanding of the accounting impacts and the necessary updates to our internal controls over financial reporting from the adoption of the new standard. The adoption of this standard will have a material impact on the consolidated financial statements with respect to the right-of-use asset and liabilities. The income statement impact continues to be evaluated.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in response to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), to provide the option to reclassify certain tax effects out of other comprehensive income and to retained earnings. The Company elected not to apply this reclassification option as it will not have a material impact on the consolidated financial statements.

3. Debt and Financing

Our outstanding debt as of March 31, 2018 consisted of the following:

As of March 31, 2018 (in millions)	Par Value	Discount	Debt Issuance Costs	Book Value	Stated Interest Rate		Average Effective Interest Rate
Term Loan	$591.0	$(9.7)	$(7.8)	$573.5	10.3%	(a)	10.7%
ABL Facility	—	—	—	—	N/A		N/A
Secured Second A&R CDA	26.9	—	(0.1)	26.8	6.3-18.3%		7.8%
Unsecured Second A&R CDA	48.2	—	(0.3)	47.9	6.3-18.3%		7.8%
Lease financing obligations	252.6	—	(0.8)	251.8	9.0-18.2%		12.1%
Total debt	$918.7	$(9.7)	$(9.0)	$900.0
Current maturities of Term Loan	(18.0)	—	—	(18.0)
Current maturities of lease financing obligations	(9.8)	—	—	(9.8)
Current maturities of Unsecured Second A&R CDA	$(1.5)	$—	$—	$(1.5)
Long-term debt	$889.4	$(9.7)	$(9.0)	$870.7

(a)	Variable interest rate of 1, 3 or 6-month LIBOR, with a floor of 1.0%, plus a fixed margin of 8.50%.

ABL Facility Availability

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our asset-based loan facility (the
“ABL Facility”) and any prospective net cash flow from operations. As of March 31, 2018, our availability under our ABL Facility was $53.9 million, which is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $353.2 million of outstanding letters of credit. Our Managed Accessibility was $13.2 million, which is the measure of availability management uses based on the ABL requirement to maintain availability in an amount at least equal to or above 10% of the collateral line cap. Our cash and cash equivalents and Managed Accessibility were $117.2 million as of March 31, 2018.

Credit Facility Covenants

The credit agreement (the “Term Loan Agreement”) governing our term loan facility (the “Term Loan”) has certain financial covenants, that, among other things, restrict certain capital expenditures and require us to comply with a maximum total leverage ratio covenant (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA as defined below).

Our total maximum leverage ratio covenants are as follows:

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
March 31, 2018	3.50 to 1.00	December 31, 2019	3.00 to 1.00
June 30, 2018	3.50 to 1.00	March 31, 2020	3.00 to 1.00
September 30, 2018	3.50 to 1.00	June 30, 2020	3.00 to 1.00
December 31, 2018	3.50 to 1.00	September 30, 2020	2.75 to 1.00
March 31, 2019	3.25 to 1.00	December 31, 2020	2.75 to 1.00
June 30, 2019	3.25 to 1.00	March 31, 2021	2.75 to 1.00
September 30, 2019	3.25 to 1.00	June 30, 2021 and thereafter	2.50 to 1.00

Consolidated Adjusted EBITDA, defined in our Term Loan Agreement as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring charges and other transaction costs related to issuances of debt, non-recurring consulting fees, expenses associated with certain lump sum payments to our union employees and the gains or losses from permitted dispositions and discontinued operations. Consolidated Total Debt, as defined in our Term Loan Agreement, is the aggregate principal amount of indebtedness outstanding. Our total leverage ratio for the four consecutive fiscal quarters ending March 31, 2018 was 3.32 to 1.00.

We believe that our results of operations will be sufficient to allow us to comply with the covenants in the Term Loan Agreement, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for at least the next twelve months. Our ability to satisfy our liquidity needs and meet future stepped-up covenants beyond the next twelve months is dependent upon our ability to achieve operating results that reflect improvement over our 2017 results. Means for improving our profitability may include streamlining our support structure and networks, as well as ongoing successful implementation and realization of pricing, productivity and efficiency initiatives, in addition to increased volume and capital expenditures, some of which are outside of our control.

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	March 31, 2018		December 31, 2017
(in millions)	Book Value	Fair value	Book Value	Fair value
Term Loan	$573.5	$599.1	$576.8	$596.9
Lease financing obligations	251.8	254.2	254.6	257.7
Second A&R CDA	74.7	76.2	74.7	75.3
Total debt	$900.0	$929.5	$906.1	$929.9

The fair values of the Term Loan and the Second Amended and Restated Contribution Deferral Agreement (the “Second A&R CDA”) were estimated based on observable prices (level two inputs for fair value measurements). The fair value of the lease financing obligations is estimated using a publicly-traded secured loan with similar characteristics (level three input for fair value measurement).

4. Employee Benefits

Qualified and Nonqualified Defined Benefit Pension Plans

The following table presents the components of our Company-sponsored pension plan costs for the three months ended March 31:

	Three Months
(in millions)	2018	2017
Service cost	$0.1	$1.3
Interest cost	10.9	12.8
Expected return on plan assets	(15.1)	(14.8)
Amortization of prior service credit	(0.1)	—
Amortization of prior net pension loss	3.7	3.9
Total net periodic pension cost	$(0.5)	$3.2

We expect to contribute $15.4 million to our Company-sponsored pension plans in 2018 of which we have contributed $0.3 million through March 31, 2018.

5. Income Taxes

Our effective tax rate for the three months ended March 31, 2018 was 46.9%, compared to 13.9% for the three months ended March 31, 2017. The significant items impacting the 2018 rate include a net state and foreign tax provision, foreign withholding taxes related to dividends from a foreign subsidiary, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2018. The significant items impacting the 2017 rates include a provision for federal alternative minimum tax, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2017. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At March 31, 2018 and December 31, 2017, substantially all of our net deferred tax assets were subject to a valuation allowance.

As indicated in the Company’s 2017 Form 10-K, certain tax accounting items impacted by the Tax Act were considered provisional due to limited availability of official guidance. No items considered provisional in the 2017 Form 10-K have been finalized as of the quarter ending March 31, 2018.

6. Loss Per Share

Given our net loss position for each of the three months ended March 31, 2018 and March 31, 2017, we do not report dilutive securities for these periods. At March 31, 2018 and 2017, our anti-dilutive unvested shares, options, and stock units are approximately 45,000 and 100,000, respectively.

7. Business Segments

We report financial and descriptive information about our reporting segments on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments. We evaluate segment performance primarily on external revenue, operating income (loss), and operating ratio.

We charge management fees and other corporate service fees to our reporting segments based on the benefits received or an overhead allocation basis. Corporate and other operating losses represent residual operating expenses of the holding company. Corporate identifiable assets primarily consist of cash and cash equivalents and restricted amounts held in escrow, which are more than offset by eliminations with the two business segments. Intersegment revenue primarily relates to transportation services provided between our segments.

As noted in the “Principles of Consolidation” footnote to the consolidated financial statements, we considered the disclosure requirements for revenue disaggregation guidance in ASC Topic 606 and noted that our segments disaggregate our revenues based on geographic and time-based factors as our Regional Transportation segment carriers operate in a smaller geographic footprint and have a shorter length of haul as compared to our YRC Freight segment.

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Corporate/ Eliminations	Consolidated
As of March 31, 2018
Identifiable assets	$993.8	$628.6	$(13.7)	$1,608.7
As of December 31, 2017
Identifiable assets	$1,042.1	$607.4	$(64.0)	$1,585.5
Three Months Ended March 31, 2018
External revenue	$751.3	$463.3	$(0.1)	$1,214.5
Operating income (loss)	$(6.9)	$5.2	$(2.6)	$(4.3)
Three Months Ended March 31, 2017
External revenue	$728.9	$441.8	$(0.1)	$1,170.6
Operating income (loss)(a)	$(7.5)	$12.2	$(4.4)	$0.3

(a)	Due to the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,
“Operating income (loss)” for prior year has been updated to reflect the reclassification of pension expense.

8. Commitments, Contingencies and Uncertainties

Leases

As of March 31, 2018, our operating lease payment obligations through 2030 totaled $410.1 million and are expected to increase as we lease additional revenue equipment. Additionally, for the three months ended March 31, 2018, we entered into new operating leases for revenue equipment totaling $73.0 million in future lease payments, payable over an average lease term of four years.

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

•	impediments to our operations and business resulting from anti-terrorism measures;

•	the impact of claims and litigation expense to which we are or may become exposed;

•	that we may not realize the expected benefits and costs savings from our performance and operational improvement initiatives;

•	our ability to attract and retain qualified drivers and increasing costs of driver compensation;

•	a significant privacy breach or IT system disruption;

•	risks of operating in foreign countries;

•	our dependence on key employees;

•	seasonality;

•	shortages of fuel and changes in the cost of fuel or the index upon which we base our fuel surcharge and the effectiveness of our fuel surcharge program in protecting us against fuel price volatility;

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
Consolidated Results of Operations — an analysis of our consolidated results of operations for the three months ended March 31, 2018 and 2017.
Reporting Segment Results of Operations — an analysis of our results of operations for the three months ended March 31, 2018 and 2017 for our YRC Freight and Regional Transportation reporting segments.
Certain Non-GAAP Financial Measures — an analysis of selected non-GAAP financial measures for the three months ended March 31, 2018 and 2017 and trailing twelve months ended March 31, 2018 and 2017.
Financial Condition/Liquidity and Capital Resources — a discussion of our major sources and uses of cash and an analysis of our cash flows and aggregate contractual obligations and commercial commitments.
The “first quarter” of the years discussed below refer to the three months ended March 31, respectively.
Our Business
YRC Worldwide is a holding company that, through its operating subsidiaries, offers our customers a wide range of transportation services. YRC Worldwide has one of the largest, most comprehensive LTL networks in North America with local, regional, national and international capabilities. Through its team of experienced service professionals, YRC Worldwide offers industry-leading expertise in LTL shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence.
We measure the performance of our business on both a consolidated and reporting segment basis and using several metrics, but rely primarily upon (without limitation) operating revenue, operating income (loss), and operating ratio. We also use certain non-GAAP financial measures as secondary measures to assess our operating performance.

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

◦
Adjusted EBITDA: a non-GAAP measure that reflects EBITDA, and further adjusts for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring charges and other transaction costs related to issuances of debt, nonrecurring consulting fees, expenses associated with certain lump sum payments to our union employees and gains or losses from permitted dispositions and discontinued operations, among other items, as defined in our credit facilities. Adjusted EBITDA is used for internal management purposes as a financial measure that reflects our core operating performance, to measure compliance with financial covenants in our term loan credit agreement and to determine certain executive bonus compensation.

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

◦
Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to fund restructuring charges and other transaction costs related to debt, nonrecurring consulting fees, letter of credit fees, service interest, principal payments on our outstanding debt or lump sum payments to our union employees required under the Memorandum of Understanding;

◦
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will generally need to be replaced in the future and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

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

Consolidated Results of Operations

Our consolidated results include the consolidated results of our reporting segments and unallocated corporate charges. A more detailed discussion of the operating results of our reporting segments is presented in the “Reporting Segment Results of Operations” section below.

The table below provides summary consolidated financial information for the first quarter of 2018 and 2017:

	First Quarter
(in millions)	2018	2017	Percent Change
Operating revenue	$1,214.5	$1,170.6	3.8%
Operating income (loss)(a)	(4.3)	0.3	N/M*
Nonoperating expenses, net	23.2	29.7	(21.9)%
Net loss	(14.6)	(25.3)	42.3%

(a)
Due to the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, “Operating income (loss)” for prior year has been updated to reflect the reclassification of pension expense.

(*) not meaningful

First Quarter of 2018 Compared to the First Quarter of 2017

Our consolidated operating revenue increased $43.9 million, or 3.8%, during the first quarter of 2018 compared to the same period in 2017. The increase in revenue is primarily attributed to an increase in base yield excluding fuel surcharge and fuel surcharge revenue across the organization, while tonnage remained consistent at our Regional Transportation segment and was slightly down at YRC Freight.

Total operating expenses increased $48.5 million, or 4.1%, for the first quarter of 2018 compared to the first quarter of 2017, and consisted primarily of an increase in purchased transportation expense, higher fuel cost, and higher contractual wages and employee benefit costs.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $11.3 million, or 1.6%, primarily due to an $8.3 million increase in employee benefit costs, which are primarily related to contractual rate increases for union employees.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $13.9 million, or 6.4%, primarily due to a $10.2 million increase in fuel expense, which was largely driven by higher fuel prices on a per gallon basis.

Purchased transportation. Purchased transportation increased $20.9 million, or 15.5%, primarily due to a $16.2 million increase in third party costs for logistics solutions and rail purchased transportation due to an increase in rail rates and rail miles. The purchased transportation results also include a $9.9 million increase in equipment lease expense of which $5.5 million was attributable to long-term rentals in conjunction with the Company’s strategy to reinvest in its fleet. These increases were partially offset by a $4.0 million decrease from reduced usage of local and over-the-road purchased transportation.

Losses on property disposals. Net losses on disposals of property were $3.2 million in the first quarter of 2018 compared to $2.7 million in the first quarter of 2017 primarily reflecting losses on the disposal of revenue equipment.

Nonoperating expenses, net. Nonoperating expenses, net, decreased $6.5 million in the first quarter of 2018 compared to the first quarter of 2017 primarily driven by a $3.8 million decrease in total net periodic pension cost and a $2.0 million decrease in non-cash foreign exchange expense.

Our effective tax rate for the first quarter of 2018 and 2017 was 46.9% and 13.9%, respectively. The significant items impacting the 2018 rate include a net state and foreign tax provision, foreign withholding taxes related to dividends from a foreign subsidiary, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2018. The significant items impacting the 2017 rate include a provision for federal alternative minimum tax, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2017. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At March 31, 2018 and December 31, 2017, substantially all of our net deferred tax assets were subject to a valuation allowance.

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

YRC Freight Results

YRC Freight represented 61.9% of consolidated operating revenue for the first quarter of 2018, compared to 62.3% for the first quarter of 2017. The table below provides summary financial information for YRC Freight for the first quarter of 2018 and 2017:

	First Quarter
(in millions)	2018	2017	Percent Change
Operating revenue	$751.3	$728.9	3.1%
Operating loss	(6.9)	(7.5)	8.0%
Operating ratio(a)	100.9%	101.0%	0.1 pp

(a)	pp represents the change in percentage points

First Quarter of 2018 Compared to the First Quarter of 2017

YRC Freight reported operating revenue of $751.3 million in the first quarter of 2018, an increase of $22.4 million, or 3.1%, compared to the same period in 2017. The increase in revenue is primarily attributed to an improvement in base yield, excluding fuel surcharge, and an increase in fuel surcharge revenue, partially offset by a decrease in tonnage. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the first quarter of 2018 compared to the first quarter of 2017:

	First Quarter
	2018	2017	Percent Change(b)
Workdays	63.5	64.0

Total picked up revenue (in millions)(a)	$747.5	$728.2	2.6%
Total tonnage (in thousands)	1,499	1,547	(3.1)%
Total tonnage per day (in thousands)	23.60	24.18	(2.4)%
Total shipments (in thousands)	2,450	2,586	(5.2)%
Total shipments per day (in thousands)	38.59	40.40	(4.5)%
Total picked up revenue per hundred weight	$24.94	$23.53	6.0%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$21.99	$21.06	4.4%
Total picked up revenue per shipment	$305	$282	8.3%
Total picked up revenue per shipment (excluding fuel surcharge)	$269	$252	6.7%
Total weight per shipment (in pounds)	1,223	1,197	2.2%

	First Quarter
(in millions)	2018	2017
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$751.3	$728.9
Change in revenue deferral and other	(3.8)	(0.7)
Total picked up revenue	$747.5	$728.2

(a)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue

(b)	Percent change based on unrounded figures and not the rounded figures presented

Operating loss for YRC Freight was $6.9 million in the first quarter of 2018 compared to an operating loss of $7.5 million in the first quarter of 2017. Operating expenses increased $21.8 million, or 3.0%, primarily due to an increase in purchased transportation expense and fuel.

Salaries, wages and employee benefits. Salaries, wages and employee benefits decreased $0.6 million, or 0.2%, primarily due to a decrease in tonnage that reduced the amount of hours needed to process freight, partially offset by contractual wage and benefit rate increases for union employees.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $7.0 million, or 5.1%, primarily due to a $4.0 million increase in fuel expense, which was driven by higher fuel prices on a per gallon basis.

Purchased transportation. Purchased transportation increased $18.1 million, or 18.1%, primarily due to a $16.1 million increase in third party costs for logistics solutions and rail purchased transportation due to an increase in rail rates and rail miles, in addition to an $8.3 million increase in equipment lease expense of which $4.6 million was attributable to long-term rentals in conjunction with the Company’s strategy to reinvest in its fleet. These increases were partially offset by a $4.8 million decrease from reduced usage of local and over-the-road purchased transportation.

Other operating expense. Other operating expense decreased $3.7 million, or 9.2%, primarily due to a $2.6 million decrease in our property damage and liability claims and a $1.5 million decrease in cargo claims expense.

Losses on property disposals. Net losses on disposals of property were $2.8 million in the first quarter of 2018 compared to $2.1 million in the first quarter of 2017 primarily reflecting losses on the disposal of revenue equipment.

Regional Transportation Results

Regional Transportation represented 38.1% of consolidated operating revenue for the first quarter of 2018, as compared to 37.7% for the first quarter of 2017. The table below provides summary financial information for Regional Transportation for the first quarter of 2018 and 2017:

	First Quarter
(in millions)	2018	2017	Percent Change
Operating revenue	$463.3	$441.8	4.9%
Operating income	5.2	12.2	(57.4)%
Operating ratio(a)	98.9%	97.2%	(1.7) pp

(a)	pp represents the change in percentage points

First Quarter of 2018 Compared to the First Quarter of 2017

Regional Transportation reported operating revenue of $463.3 million for the first quarter of 2018, an increase of $21.5 million, or 4.9%, from the first quarter of 2017. The increase in revenue is primarily attributed to an increase in base yield, excluding fuel surcharge, and increased fuel surcharge revenue, while tonnage is comparable to prior year. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the first quarter of 2018 compared to the first quarter of 2017:

	First Quarter
	2018	2017	Percent Change(b)
Workdays	63.5	64.0

Total picked up revenue (in millions)(a)	$464.0	$443.1	4.7%
Total tonnage (in thousands)	1,914	1,925	(0.6)%
Total tonnage per day (in thousands)	30.14	30.07	0.2%
Total shipments (in thousands)	2,444	2,545	(4.0)%
Total shipments per day (in thousands)	38.49	39.77	(3.2)%
Total picked up revenue per hundred weight	$12.12	$11.51	5.3%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$10.71	$10.34	3.6%
Total picked up revenue per shipment	$190	$174	9.0%
Total picked up revenue per shipment (excluding fuel surcharge)	$168	$156	7.3%
Total weight per shipment (in pounds)	1,566	1,512	3.5%

	First Quarter
(in millions)	2018	2017
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$463.3	$441.8
Change in revenue deferral and other	0.7	1.3
Total picked up revenue	$464.0	$443.1

(a)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.

(b)	Percent change based on unrounded figures and not the rounded figures presented.

Operating income for Regional Transportation was $5.2 million for the first quarter of 2018 compared to $12.2 million for the first quarter of 2017. Operating expenses increased $28.5 million, or 6.6%, primarily due to an increase in contractual wages and employee benefit costs, and higher fuel costs.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $9.6 million, or 3.5%, primarily due to a $5.7 million increase in wages and a $5.4 million increase in employee benefit costs, which are primarily related to contractual rate increases for union employees.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $11.3 million, or 13.1%, primarily due to a $6.3 million increase in fuel expense, which was largely driven by higher fuel prices on a per gallon basis, and a $1.5 million increase in vehicle maintenance expense.

Purchased transportation. Purchased transportation increased $2.8 million, or 8.2%, primarily due to a $1.6 million increase in vehicle rent expense which was driven by higher usage of operating leases for revenue equipment.

Other operating expenses. Other operating expenses increased $4.7 million, or 22.3%, due to a $3.0 million increase in our property damage and liability claims as a result of less favorable development on prior year claims as compared to the first quarter of 2017 and a $1.3 million increase in cargo claims expense.

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

Consolidated Adjusted EBITDA

The reconciliation of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA (defined in our Term Loan Agreement as “Consolidated EBITDA”) for the first quarter of 2018 and 2017, and the trailing twelve months ended March 31, 2018 and 2017, is as follows:

	First Quarter		Trailing Twelve Months Ended
(in millions)	2018	2017	March 31, 2018	March 31, 2017
Reconciliation of net income (loss) to Adjusted EBITDA(a):
Net income (loss)	$(14.6)	$(25.3)	$(0.1)	$8.2
Interest expense, net	25.5	25.2	102.7	102.2
Income tax expense (benefit)	(12.9)	(4.1)	(16.1)	0.8
Depreciation and amortization	37.7	37.1	148.3	156.2
EBITDA	35.7	32.9	234.8	267.4
Adjustments for Term Loan Agreement:
(Gains) losses on property disposals, net	3.2	2.7	(0.1)	(11.6)
Letter of credit expense	1.7	1.7	6.8	7.2
Restructuring charges	0.6	—	1.5	—
Transaction costs related to issuances of debt	—	2.2	8.1	2.2
Nonrecurring consulting fees	1.5	—	1.5	—
Permitted dispositions and other	0.5	0.1	1.6	3.1
Equity-based compensation expense	1.6	1.4	6.7	6.9
Non-union pension settlement charge	—	—	7.6	—
Other, net(b)	0.9	2.2	8.2	2.6
Adjusted EBITDA	$45.7	$43.2	$276.7	$277.8

(a)	Certain reclassifications have been made to prior year to conform to current year presentation.

(b)	As required under our Term Loan Agreement, Other, net shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Segment Adjusted EBITDA

The following represents Adjusted EBITDA by segment for the first quarter of 2018 and 2017:

	First Quarter
(in millions)	2018	2017
Adjusted EBITDA by segment:
YRC Freight	$22.1	$14.9
Regional Transportation	22.6	29.4
Corporate and other	1.0	(1.1)
Adjusted EBITDA	$45.7	$43.2

The reconciliation of operating income (loss), by segment, to Adjusted EBITDA for the first quarter of 2018 and 2017, is as follows:

	First Quarter
YRC Freight segment (in millions)	2018	2017
Reconciliation of operating loss to Adjusted EBITDA(a):
Operating loss	$(6.9)	$(7.5)
Depreciation and amortization	21.6	21.3
Losses on property disposals, net	2.8	2.1
Letter of credit expense	1.0	1.1
Restructuring charges	0.1	—
Nonrecurring consulting fees	1.5	—
Other, net(b)	2.0	(2.1)
Adjusted EBITDA	$22.1	$14.9

	First Quarter
Regional Transportation segment (in millions)	2018	2017
Reconciliation of operating income to Adjusted EBITDA:
Operating income	$5.2	$12.2
Depreciation and amortization	16.1	15.8
Losses on property disposals, net	0.4	0.6
Letter of credit expense	0.6	0.5
Other, net(b)	0.3	0.3
Adjusted EBITDA	$22.6	$29.4

	First Quarter
Corporate and other (in millions)	2018	2017
Reconciliation of operating loss to Adjusted EBITDA(a):
Operating loss	$(2.6)	$(4.4)
Letter of credit expense	0.1	0.1
Restructuring charges	0.5	—
Transaction costs related to issuances of debt	—	2.2
Permitted dispositions and other	0.5	0.1
Equity-based compensation expense	1.6	1.4
Other, net(b)	0.9	(0.5)
Adjusted EBITDA	$1.0	$(1.1)

(a)	Certain reclassifications have been made to prior year to conform to current year presentation.

(b)	As required under our Term Loan Agreement, Other, net shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective cash flow from operations. As of March 31, 2018, our availability under our ABL Facility was $53.9 million, which is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $353.2 million of outstanding letters of credit. Our Managed Accessibility was $13.2 million, which is the measure of availability management uses based on the ABL requirement to maintain availability in an amount at least equal to or above 10% of the collateral line cap. Our cash and cash equivalents and Managed Accessibility was $117.2 million as of March 31, 2018.

Outside of funding normal operations, our principal uses of cash include making contributions to our single-employer pension plans and various multi-employer pension funds and meeting our other cash obligations including, but not limited to, paying principal and interest on our funded debt, making payments on our equipment leases, and funding capital expenditures.

As of March 31, 2018, we had $918.7 million in aggregate par value of outstanding indebtedness, the majority of which matures in 3-5 years. We also have future funding obligations for our single-employer pension plans and various multi-employer pension funds. We expect our funding obligations for the remainder of 2018 for our single-employer pension plans and multi-employer pension funds will be $15.1 million and $80.7 million, respectively. In addition, we have, and will continue to have, operating lease obligations. As of March 31, 2018, our operating lease payment obligations through 2030 totaled $410.1 million and are expected to increase as we lease additional revenue equipment. Additionally, for the first quarter of 2018, we entered into new operating leases for revenue equipment totaling $73.0 million in future lease payments, payable over an average lease term of four years.

Our capital expenditures for the first quarter of 2018 and 2017 were $23.5 million and $16.3 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, to refurbish engines for our revenue fleet, and for capitalized costs to improve our technology infrastructure.

As of March 31, 2018, our Standard & Poor’s Corporate Family Rating was “B-” with a stable outlook and Moody’s Investor Service Corporate Family Rating was “B3” with a positive outlook.

In addition, our revised expected cash contributions for our non-union sponsored pension plans for the next five years are as follows:

(in millions)	Expected Cash Contributions
2018	$15.4
2019	9.8
2020	21.8
2021	14.6
2022	17.2

Credit Facility Covenants

Our Term Loan Agreement has certain financial covenants that, among other things, restrict certain capital expenditures and require us to not exceed a maximum total leverage ratio (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA). These covenants are more fully described in the “Debt and Financing” footnote to the consolidated financial statements. At March 31, 2018, we were in compliance with all such covenants.

We believe that our results of operations will be sufficient to allow us to comply with the covenants in the Term Loan Agreement, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for at least the next twelve months. Our ability to satisfy our liquidity needs and meet future stepped-up covenants beyond the next twelve months is dependent upon our ability to achieve operating results that reflect improvement over our 2017 results. Means for improving our profitability may include streamlining our support structure and networks, as well as ongoing successful implementation and realization of pricing, productivity and efficiency initiatives, in addition to increased volume and increasing capital expenditures, some of which are outside of our control.

Cash Flows

Operating Cash Flow

Cash flows used in operating activities were $3.7 million during the first quarter of 2018, compared to $23.6 million during the first quarter of 2017. The increase in operating cash flows was primarily attributable to an $11.1 million increase in change to accounts payable, impacted by growth in days payable outstanding, and a $10.7 million decrease in net loss.

Investing Cash Flow

Cash flows used in investing activities were $20.5 million during the first quarter of 2018 compared to $14.8 million during the first quarter of 2017, largely driven by a $7.2 million increase in acquisition of property and equipment.

Financing Cash Flow

Cash flows used in financing activities for the first quarter of 2018 and 2017 were $8.4 million and $10.9 million, respectively, which consist primarily of repayments on our long-term debt. Cash flows used in financing activities for the first quarter of 2017 also included $3.2 million in debt issuance costs incurred during the quarter.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual cash obligations and other commercial commitments as of March 31, 2018.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of March 31, 2018:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ABL Facility(a)	$24.6	$7.0	$14.2	$3.4	$—
Term Loan(b)	841.5	79.0	152.8	609.7	—
Lease financing obligations(c)	86.6	38.1	24.3	13.4	10.8
Pension deferral obligations(d)	102.4	7.4	14.4	80.6	—
Workers’ compensation, property damage and liability claims obligations(e)	365.6	101.0	116.3	51.9	96.4
Operating leases(f)	410.1	128.0	183.3	79.6	19.2
Other contractual obligations(g)	24.7	19.2	3.5	2.0	—
Capital expenditures and other (h)	45.1	45.1	—	—	—
Total contractual obligations	$1,900.6	$424.8	$508.8	$840.6	$126.4

(a)	The ABL Facility includes future payments for the letter of credit and unused line fees and are not included on the Company’s consolidated balance sheets.

(b)	The Term Loan includes principal and interest payments, but excludes unamortized discounts.

(c)
The lease financing obligations include interest payments of $54.0 million and principal payments of $32.6 million. The remaining principal obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

(d)	Pension deferral obligations includes principal and interest payments on the Second A&R CDA, amended January 30, 2018.

(e)	The workers’ compensation, property damage and liability claims obligations represent our estimate of future payments for these obligations, not all of which are contractually required.

(f)	Operating leases represent future payments, under contractual lease arrangements primarily for revenue equipment and are not included on the Company’s consolidated balance sheets.

(g)	Other contractual obligations includes future service agreements and certain maintenance agreements and are not included on the Company’s consolidated balance sheets.

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

		Amount of Commitment Expiration Per Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ABL Facility availability (a)	$53.9	$—	$—	$53.9	$—
Letters of credit(b)	353.2	—	—	353.2	—
Surety bonds(c)	124.0	122.9	1.1	—	—
Total commercial commitments	$531.1	$122.9	$1.1	$407.1	$—

(a)
Availability under the ABL Facility is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our outstanding letters of credit. Managed Accessibility was $13.2 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and fuel price volatility. The risk inherent in our market risk-sensitive instruments and positions is the potential loss or increased expense arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk-sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of March 31, 2018 and have concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Effective January 1, 2018, we implemented the human resources and payroll modules of the new comprehensive enterprise resource planning (ERP) system, at several of our companies, including our largest operating company. Although the processes that constitute our internal control over financial reporting were affected by the implementation, the Company performed procedures at each phase as part of its assessment of the effectiveness of internal control over financial reporting. We do not believe that the implementation had a material adverse effect on our internal controls over financial reporting.

We implemented ASU 2014-09, Revenue from Contracts with Customers, on January 1, 2018 with no major changes in our internal controls over financial reporting related to our revenue recognition process.

Other than as described above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” note to our consolidated financial statements included with this quarterly report on Form 10-Q, and that discussion is incorporated by reference herein.

Item 1A. Risk Factors

There were no material changes during the quarter to the Risk Factors disclosed in Part I, Item 1A - “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017.
Item 5. Other Information

We are providing the following disclosure in lieu of providing this information in a current report on Form 8-K.

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangement of Certain Officers.
New Chief Executive Officer
On April 30, 2018, the Board appointed Darren D. Hawkins as Chief Executive Officer of the Company. In December 2017, the Company announced the Board’s intention to promote Mr. Hawkins to Chief Executive Officer this year. Mr. Hawkins will receive a salary increase to $750,000 per year in connection with his promotion. Mr. Hawkins will continue to participate in the 2018 executive compensation program as disclosed in the proxy statement for the Company’s 2018 annual stockholder meeting (the “2018 Executive Compensation Program”). Compensation components will include (i) base salary, (ii) annual short-term incentive compensation, prorated (a) with target at payout of 150% of Mr. Hawkins’s prior base salary from January 1, 2018 to April 30, 2018, and (b) with target at payout of 225% of Mr. Hawkins’s new base salary from May 1, 2018 to December 31, 2018, each of which will be based on 2018 Company revenue and Adjusted EBITDA performance (each performance goal as established by the Compensation Committee of the Board of Directors), (iii) a one-time restricted stock grant of 116,741 shares which vested one-third immediately upon grant and one-third on each of the first and second anniversary of the grant date, and (iv) $6,000 per month to cover travel expenses related to Mr. Hawkins’s commute from his home near Memphis, Tennessee to Overland Park, Kansas. Mr. Hawkins will be entitled to participate in the Company’s various health and other benefit plans available to senior executives.
In connection with his promotion, Mr. Hawkins also entered into a severance agreement with the Company. Under the terms thereunder, if the Company terminates Mr. Hawkins without cause or if Mr. Hawkins terminates his employment for good reason (as defined in the severance agreement), he will be entitled to continued payment of his annual base salary as in effect at the time of termination for 24 months, as well as reimbursement of certain COBRA health premiums for a period of 18 months. In the event of a change of control (as defined in the severance agreement), Mr. Hawkins will be entitled to (i) a lump sum payment equal to twice the sum of his then-current base salary and target bonus in the year of termination, (ii) reimbursement of certain COBRA health premiums for a period of 18 months and (iii) vesting of outstanding equity awards with performance awards vesting at target levels and outstanding options remaining exercisable for 12 months following termination (but not beyond the original term of such options). For a period of 12 months following any termination, Mr. Hawkins has agreed (i) not to compete with the Company and (ii) not to solicit the Company’s customers or its employees and not to interfere with the Company’s relationships with its suppliers and certain other parties.
The foregoing description of the severance agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the severance agreement, a copy of which is filed as Exhibit 10.5 to this quarterly report on Form 10-Q.
Mr. Welch to Serve as Senior Advisor
On April 30, 2018, James L. Welch, the former Chief Executive Officer of the Company, assumed the role of Senior Advisor. As previously disclosed, Mr. Welch intends to retire on July 31, 2018.

Item 5.07 Submission of Matters to a Vote of Security Holders.
Annual Meeting Results

The holders of our outstanding common stock and Series A Voting Preferred Stock voted together as a single class on all proposals at the Annual Meeting held May 1, 2018. Each share of common stock and Series A Voting Preferred Stock was entitled to one vote.

At the Annual Meeting, holders of our common stock and Series A Voting Preferred Stock voted on the following proposals:

Proposal 1
Each nominee under Proposal 1 was elected to the Board of Directors.

Director Nominees	Number of Votes For	Number of Votes Withheld	Broker Non-Votes
Raymond J. Bromark	22,153,905	1,329,234	5,723,698
Matthew A. Doheny	22,875,846	607,293	5,723,698
Robert L. Friedman	22,890,089	593,050	5,723,698
James E. Hoffman	22,885,819	597,320	5,723,698
Michael J. Kneeland	22,788,277	694,862	5,723,698
James L. Welch	22,875,981	607,158	5,723,698
James F. Winestock	22,738,548	744,591	5,723,698
Patricia M. Nazemetz	22,791,501	691,638	5,723,698

Proposal 2
The appointment of KPMG LLP as our independent registered public accounting firm for 2018 was ratified.

Number of Votes For	Number of Votes Withheld	Number of Votes Abstaining
28,956,171	214,493	36,173

Proposal 3
The advisory vote on named executive officer compensation was approved.

Number of Votes For	Number of Votes Against	Number of Votes Abstaining	Broker Non-Votes
21,347,882	2,092,456	42,801	5,723,698

Item 6. Exhibits

10.1
Amendment No. 1 to Second Amended and Restated Contribution Deferral Agreement among YRC Inc., USF Holland LLC, New Penn Motor Express LLC and USF Reddaway Inc., collectively as primary obligors, the Trustees for the Central States, Southeast and Southwest Areas Pension Fund, the Wilmington Trust Company, as agent, and the other funds party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed January 31, 2018, File No. 000-12255).

10.2
Amendment No. 3 to Loan and Security Agreement by and among the Company, certain of the Company’s subsidiaries party thereto, the lenders party thereto and Citizens Business Capital as agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on January 31, 2018, File No. 000-12255).

10.3	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on February 15, 2018, File No. 000-12255).

10.4	Welch Stock Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on February 15, 2018, File No. 000-12255).

10.5*	Severance Agreement, dated as of May 1, 2018, between Darren D. Hawkins and the Company.

31.1*	Certification of Darren D. Hawkins filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Stephanie D. Fisher filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Darren D. Hawkins furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Stephanie D. Fisher furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
__________________________
* Indicates documents filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YRC WORLDWIDE INC.

Date: May 3, 2018	/s/ Darren D. Hawkins
Darren D. Hawkins
Chief Executive Officer

Date: May 3, 2018	/s/ Stephanie D. Fisher
Stephanie D. Fisher
Chief Financial Officer