Form 10-Q
period 2018-06-30
YRC Worldwide Inc.
filed 2018-08-02
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ Smaller reporting company ☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2018
Common Stock, $0.01 par value per share	34,051,407 shares

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries
(Amounts in millions except share and per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$158.7	$91.6
Restricted amounts held in escrow	—	54.1
Accounts receivable, net	553.9	488.3
Prepaid expenses and other	82.2	66.1
Total current assets	794.8	700.1
Property and Equipment:
Cost	2,745.8	2,770.2
Less – accumulated depreciation	(1,971.2)	(1,957.5)
Net property and equipment	774.6	812.7
Other assets	75.1	72.7
Total Assets	$1,644.5	$1,585.5
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$193.7	$172.0
Wages, vacations and employee benefits	224.6	182.3
Claims and insurance accruals	116.4	115.1
Other accrued taxes	25.0	23.6
Other current and accrued liabilities	24.4	20.6
Current maturities of long-term debt	28.5	30.6
Total current liabilities	612.6	544.2
Other Liabilities:
Long-term debt, less current portion	864.7	875.5
Deferred income taxes, net	3.1	3.1
Pension and postretirement	226.6	235.4
Claims and other liabilities	281.6	280.8
Commitments and contingencies
Shareholders’ Deficit:
Preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	0.3	0.3
Capital surplus	2,326.6	2,323.3
Accumulated deficit	(2,228.8)	(2,228.6)
Accumulated other comprehensive loss	(349.5)	(355.8)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(344.1)	(353.5)
Total Liabilities and Shareholders’ Deficit	$1,644.5	$1,585.5
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
YRC Worldwide Inc. and Subsidiaries
For the Three Months and Six Months Ended June 30
(Amounts in millions except per share data, shares in thousands)
(Unaudited)

	Three Months		Six Months
	2018	2017	2018	2017
Operating Revenue	$1,326.5	$1,260.6	$2,541.0	$2,431.2
Operating Expenses:
Salaries, wages and employee benefits	756.0	736.4	1,485.7	1,454.8
Fuel, operating expenses and supplies	242.0	209.7	472.2	426.0
Purchased transportation	177.2	159.6	332.6	294.1
Depreciation and amortization	37.6	37.2	75.3	74.3
Other operating expenses	60.6	65.5	123.2	126.8
Losses (gains) on property disposals, net	2.2	(1.0)	5.4	1.7
Total operating expenses	1,275.6	1,207.4	2,494.4	2,377.7
Operating Income	50.9	53.2	46.6	53.5
Nonoperating Expenses:
Interest expense	25.5	25.7	51.1	51.1
Non-union pension and postretirement benefits	(0.4)	3.2	(0.9)	6.5
Other, net	1.0	1.7	(0.9)	2.7
Nonoperating expenses, net	26.1	30.6	49.3	60.3
Income (loss) before income taxes	24.8	22.6	(2.7)	(6.8)
Income tax expense (benefit)	10.4	3.6	(2.5)	(0.5)
Net income (loss)	14.4	19.0	(0.2)	(6.3)
Other comprehensive income, net of tax	4.3	6.0	6.3	10.4
Comprehensive Income	$18.7	$25.0	$6.1	$4.1

Average Common Shares Outstanding – Basic	32,966	32,715	32,894	32,642
Average Common Shares Outstanding – Diluted	33,794	33,322	32,894	32,642

Earnings (Loss) Per Share – Basic	$0.44	$0.58	$0.00	$(0.19)
Earnings (Loss) Per Share – Diluted	$0.43	$0.57	$0.00	$(0.19)
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Six Months Ended June 30
(Amounts in millions)
(Unaudited)

	2018	2017
Operating Activities:
Net loss	$(0.2)	$(6.3)
Noncash items included in net loss:
Depreciation and amortization	75.3	74.3
Noncash equity-based compensation and employee benefits expense	12.1	11.7
Losses on property disposals, net	5.4	1.7
Other noncash items, net	3.6	6.8
Changes in assets and liabilities, net:
Accounts receivable	(65.6)	(61.5)
Accounts payable	17.8	(0.3)
Other operating assets	(17.4)	(0.6)
Other operating liabilities	40.5	14.9
Net cash provided by operating activities	71.5	40.7
Investing Activities:
Acquisition of property and equipment	(46.5)	(39.0)
Proceeds from disposal of property and equipment	4.2	6.7
Net cash used in investing activities	(42.3)	(32.3)
Financing Activities:
Repayments of long-term debt	(14.6)	(9.4)
Debt issuance costs	—	(3.2)
Payments for tax withheld on equity-based compensation	(1.6)	(2.3)
Net cash used in financing activities	(16.2)	(14.9)
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Amounts Held in Escrow	13.0	(6.5)
Cash, Cash Equivalents and Restricted Amounts Held in Escrow, Beginning of Period	145.7	275.7
Cash, Cash Equivalents and Restricted Amounts Held in Escrow, End of Period	$158.7	$269.2

Supplemental Cash Flow Information:
Interest paid	$(49.4)	$(54.1)
Income tax refund (payment), net	(2.9)	3.0
The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Six Months Ended June 30, 2018
(Amounts in millions)
(Unaudited)

Preferred Stock:
Beginning and ending balance	$—
Common Stock:
Beginning and ending balance	$0.3
Capital Surplus:
Beginning balance	$2,323.3
Equity-based compensation	3.3
Ending balance	$2,326.6
Accumulated Deficit:
Beginning balance	$(2,228.6)
Net loss	(0.2)
Ending balance	$(2,228.8)
Accumulated Other Comprehensive Loss:
Beginning balance	$(355.8)
Reclassification of prior net pension actuarial losses, net of tax	7.6
Reclassification of prior service credit, net of tax	(0.2)
Foreign currency translation adjustments	(1.1)
Ending balance	$(349.5)
Treasury Stock, At Cost:
Beginning and ending balance	$(92.7)
Total Shareholders’ Deficit	$(344.1)
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

At June 30, 2018, approximately 79% of our labor force is subject to collective bargaining agreements, which predominantly expire in March 2019.

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

Certain reclassifications have been made to prior year’s consolidated financial statements to conform to current year presentation. Total net periodic pension cost associated with the Company’s non-union defined benefit plans that was previously reported in operating expenses in the income statement is now reported in nonoperating expenses due to the adoption of Accounting Standards Update (“ASU”) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, discussed further below. This resulted in a $3.2 million and $6.5 million reclassification from “Salaries, wages and employee benefits” in operating expenses to “Non-union pension and postretirement benefits” in nonoperating expenses for the three and six months ended June 30, 2017, respectively. In addition, due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, cash paid to a taxing authority when shares are withheld to satisfy the employer’s statutory income tax withholding obligation are now required to be classified as a financing activity. This resulted in a $2.3 million reclassification in the six months ended June 30, 2017 from “Change in other operating liabilities” in cash flows from operating activities to

“Payments for tax withheld on equity-based compensation” in cash flows from financing activities in the statement of consolidated cash flows.

Reclassifications Out of Accumulated Other Comprehensive Loss

For the three and six months ended June 30, 2018, we reclassified the amortization of our prior net pension losses and prior net service credit, net of tax, totaling $3.7 million and $7.4 million, respectively, from accumulated other comprehensive loss to net income (loss). For the three and six months ended June 30, 2017, we reclassified the amortization of our prior net pension loss, net of tax, totaling $3.9 million and $7.8 million, respectively, from accumulated other comprehensive loss to net income (loss). This reclassification is a component of net periodic pension cost and is discussed in the “Employee Benefits” footnote to the consolidated financial statements.

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

For shipments in transit, we record revenue based on the percentage of service completed as of the period end and recognize delivery costs as incurred. The percentage of service completed for each shipment is based on how far along in the shipment cycle each shipment is in relation to standard transit days. Standard transit days are defined as our published service days between origin zip code and destination zip code. The total revenue earned is accumulated for all shipments in transit at a particular period end and recorded as operating revenue.

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

Newly Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers. The new standard became effective for the Company for its annual reporting period beginning January 1, 2018, recognizing the cumulative effect using a modified retrospective approach. There was no cumulative effect adjustment recorded. The Company has completed the implementation including the impacts of new expanded disclosure requirements and the impacts on the Company’s internal control over financial reporting and has included updates to our disclosures herein.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, to clarify the guidance on how companies present restricted cash and restricted cash equivalents in the statement of cash flows. As a result, the Company no longer presents transfers between cash and cash equivalents and restricted cash in the statement of cash flows. The new standard became effective for the Company for its annual reporting period beginning January 1, 2018, and was adopted using a retrospective transition approach. The statement of consolidated cash flows has been updated to reflect the presentation of beginning and ending cash to include “Cash and cash equivalents” as well as “Restricted amounts held in escrow” and removed changes in restricted escrows as a component of investing activities.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires companies to present the service cost component of net benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. All other components of net benefit cost are presented outside of any subtotal for operating income, if one is presented. The new standard was effective and implemented for the Company for its annual reporting period beginning January 1, 2018, with retrospective application.

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

Upon adoption, the Company plans to elect the package of three practical expedients which allows entities to not reassess initial direct costs, lease classification for existing or expired leases, and lease definition for existing or expired contracts as of the effective date of January 1, 2019. Additionally, the Company does not plan to elect the hindsight method practical expedient which would allow us to reassess lease terms and impairment. For leases with a term of twelve months or less, the Company plans to make an accounting policy election in which the right of use lease asset and lease liability will not be recognized on the consolidated balance sheet. The Company does not plan to separate lease and non-lease components for its revenue equipment and real property leases.

Using a cross functional team, the Company has identified a software solution to measure and record right-of-use asset and liability balances and has entered a majority of the existing leases into the solution. The Company will continue to evaluate contractual lease obligations and refine our understanding of the accounting impacts and the necessary updates to our internal controls over financial reporting from the adoption of the new standard. We expect the adoption of this standard will have a material impact on the consolidated financial statements through the recognition of significant right-of-use assets and liabilities. The income statement impact continues to be evaluated.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in response to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), to provide the option to reclassify certain tax effects out of other comprehensive income and to retained earnings. The Company elected not to apply this reclassification option as it will not have a material impact on our consolidated financial statements.

3. Debt and Financing

Our outstanding debt as of June 30, 2018 consisted of the following:

As of June 30, 2018 (in millions)	Par Value	Discount	Debt Issuance Costs	Book Value	Stated Interest Rate		Average Effective Interest Rate
Term Loan	$586.5	$(9.1)	$(7.4)	$570.0	10.6%	(a)	11.0%
ABL Facility	—	—	—	—	N/A		N/A
Secured Second A&R CDA	26.9	—	(0.1)	26.8	7.0-18.3%		7.9%
Unsecured Second A&R CDA	48.2	—	(0.3)	47.9	7.0-18.3%		7.9%
Lease financing obligations	249.1	—	(0.6)	248.5	8.7-18.2%		12.0%
Total debt	$910.7	$(9.1)	$(8.4)	$893.2
Current maturities of Term Loan	(18.0)	—	—	(18.0)
Current maturities of lease financing obligations	(9.0)	—	—	(9.0)
Current maturities of Unsecured Second A&R CDA	$(1.5)	$—	$—	$(1.5)
Long-term debt	$882.2	$(9.1)	$(8.4)	$864.7

(a)	Variable interest rate of 1, 3 or 6-month LIBOR, with a floor of 1.0%, plus a fixed margin of 8.50%.

ABL Facility Availability

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our asset-based loan facility (the
“ABL Facility”) and any prospective net cash flow from operations. As of June 30, 2018, our availability under our ABL Facility was $74.7 million, which is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $351.5 million of outstanding letters of credit. Our Managed Accessibility was $32.1 million, which is the measure of availability management uses based on the ABL requirement to maintain availability in an amount at least equal to or above 10% of the collateral line cap. Our cash and cash equivalents and Managed Accessibility were $190.8 million as of June 30, 2018.

Credit Facility Covenants

The credit agreement (the “Term Loan Agreement”) governing our term loan facility (the “Term Loan”) has certain financial covenants, that, among other things, restrict certain capital expenditures and require us to comply with a maximum total leverage ratio covenant (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA as defined below).

Our total maximum leverage ratio covenants are as follows:

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
June 30, 2018	3.50 to 1.00	March 31, 2020	3.00 to 1.00
September 30, 2018	3.50 to 1.00	June 30, 2020	3.00 to 1.00
December 31, 2018	3.50 to 1.00	September 30, 2020	2.75 to 1.00
March 31, 2019	3.25 to 1.00	December 31, 2020	2.75 to 1.00
June 30, 2019	3.25 to 1.00	March 31, 2021	2.75 to 1.00
September 30, 2019	3.25 to 1.00	June 30, 2021 and thereafter	2.50 to 1.00
December 31, 2019	3.00 to 1.00

Consolidated Adjusted EBITDA, defined in our Term Loan Agreement as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring charges, transaction costs related to issuances of debt, non-recurring consulting fees, expenses associated with certain lump sum payments to our union employees and the gains or losses from permitted dispositions and discontinued operations. Consolidated Total Debt, as defined in our Term Loan Agreement, is the aggregate principal amount of indebtedness outstanding. Our total leverage ratio for the four consecutive fiscal quarters ending June 30, 2018 was 3.18 to 1.00.

Impacts to our consolidated financial statements due to the implementation of ASC 842, Leases, on January 1, 2019 will not impact our compliance with the financial covenants included in our Term Loan Agreement as changes in generally accepted accounting principles subsequent to the date of the agreement are not required to be implemented for purposes of covenant calculations.

We believe that our results of operations will be sufficient to allow us to comply with the covenants in the Term Loan Agreement, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for at least the next twelve months. Our ability to satisfy our liquidity needs and meet future stepped-up covenants beyond the next twelve months is dependent upon our ability to achieve operating results that reflect improvement over our 2017 results. Means for improving our profitability may include streamlining our support structure and networks, as well as ongoing successful implementation and realization of pricing, productivity and efficiency initiatives, in addition to increased volume and shipments, and increasing capital expenditures, some of which are outside of our control.

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	June 30, 2018		December 31, 2017
(in millions)	Book Value	Fair value	Book Value	Fair value
Term Loan	$570.0	$595.8	$576.8	$596.9
Lease financing obligations	248.5	248.1	254.6	257.7
Second A&R CDA	74.7	76.3	74.7	75.3
Total debt	$893.2	$920.2	$906.1	$929.9

The fair values of the Term Loan and the Second Amended and Restated Contribution Deferral Agreement (the “Second A&R CDA”) were estimated based on observable prices (level two inputs for fair value measurements). The fair value of the lease financing obligations is estimated using a publicly-traded secured loan with similar characteristics (level three input for fair value measurement).

4. Employee Benefits

Qualified and Nonqualified Defined Benefit Pension Plans

The following table presents the components of our Company-sponsored pension plan costs for the three and six months ended June 30:

	Three Months		Six Months
(in millions)	2018	2017	2018	2017
Service cost	$0.1	$1.3	$0.2	$2.6
Interest cost	10.9	12.8	21.8	25.6
Expected return on plan assets	(15.1)	(14.8)	(30.2)	(29.6)
Amortization of prior service credit	(0.1)	—	(0.2)	—
Amortization of prior net pension loss	3.7	3.9	7.4	7.8
Total net periodic pension cost	$(0.5)	$3.2	$(1.0)	$6.4

We expect to contribute $15.4 million to our Company-sponsored pension plans in 2018, of which we have contributed $2.3 million through June 30, 2018.

5. Income Taxes

Our effective tax rate for the three and six months ended June 30, 2018 was 41.9% and 92.6%, respectively, compared to 15.9% and 7.4% for the three and six months ended June 30, 2017, respectively. The significant items impacting the 2018 rates include a provision for net state and foreign taxes, foreign withholding taxes related to dividends from a foreign subsidiary, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2018. The significant items impacting the 2017 rates include a provision for federal alternative minimum tax, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2017. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At June 30, 2018 and December 31, 2017, substantially all of our net deferred tax assets were subject to a valuation allowance.

As indicated in the Company’s 2017 Form 10-K, certain tax accounting items impacted by the Tax Act were considered provisional due to limited availability of official guidance. No items considered provisional in the 2017 Form 10-K have been finalized as of the quarter ending June 30, 2018.

6. Earnings (Loss) Per Share

We calculate basic earnings per share by dividing our net earnings by our weighted-average shares outstanding at the end of the period. The calculation for diluted earnings per share adjusts the weighted average shares outstanding for our dilutive unvested shares and stock units using the treasury stock method. Our calculations for basic and dilutive earnings per share for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months		Six Months
(dollars in millions, except per share data, shares and stock units in thousands)	2018	2017	2018	2017
Basic and dilutive net income (loss) available to common shareholders	$14.4	$19.0	$(0.2)	$(6.3)

Basic weighted average shares outstanding	32,966	32,715	32,894	32,642
Effect of dilutive securities:
Unvested shares and stock units	828	607	—	—
Dilutive weighted average shares outstanding	33,794	33,322	32,894	32,642

Basic earnings (loss) per share(a)	$0.44	$0.58	$0.00	$(0.19)
Diluted earnings (loss) per share(a)	$0.43	$0.57	$0.00	$(0.19)

(a)	Earnings (loss) per share is based on unrounded figures and not the rounded figures presented.

At June 30, 2018 and 2017, our anti-dilutive unvested shares, options, and stock units were approximately 57,000 and 350,000, respectively.

7. Business Segments

We report financial and descriptive information about our reporting segments on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments. We evaluate segment performance primarily on external revenue, operating income (loss), and operating ratio.

We charge management fees and other corporate service fees to our reporting segments based on the benefits received or an overhead allocation basis. Shared support functions include information technology, legal, financial services, revenue management, and other company-wide services. Corporate represents residual operating expenses of the holding company that are not attributable to any segment and remain unallocated. Corporate identifiable assets primarily consist of cash and cash equivalents, restricted amounts held in escrow, and information technology assets, which are offset by eliminations with the two business segments.

As previously noted in our first quarter consolidated financial statements, we considered the disclosure requirements for revenue disaggregation guidance in ASC Topic 606 and noted that our segments disaggregate our revenues based on geographic and time-based factors as our Regional Transportation segment carriers operate in a smaller geographic footprint and have a shorter length of haul as compared to our YRC Freight segment.

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Corporate/ Eliminations	Consolidated
As of June 30, 2018
Identifiable assets	$1,001.5	$620.8	$22.2	$1,644.5
As of December 31, 2017
Identifiable assets	$1,042.1	$607.4	$(64.0)	$1,585.5
Three Months Ended June 30, 2018
External revenue	$827.6	$499.0	$(0.1)	$1,326.5
Operating income (loss)	$26.8	$29.2	$(5.1)	$50.9
Six Months Ended June 30, 2018
External revenue	$1,578.9	$962.3	$(0.2)	$2,541.0
Operating income (loss)	$19.9	$34.4	$(7.7)	$46.6
Three Months Ended June 30, 2017
External revenue	$789.5	$471.2	$(0.1)	$1,260.6
Operating income (loss)(a)	$30.9	$25.3	$(3.0)	$53.2
Six Months Ended June 30, 2017
External revenue	$1,518.4	$913.0	$(0.2)	$2,431.2
Operating income (loss)(a)	$23.4	$37.5	$(7.4)	$53.5

(a)	Due to the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,
“Operating income (loss)” for prior year has been updated to reflect the reclassification of pension expense.

8. Commitments, Contingencies and Uncertainties

Leases

As of June 30, 2018, our operating lease payment obligations through 2030 totaled $411.5 million and are expected to increase as we lease additional revenue equipment. Additionally, for the six months ended June 30, 2018, we entered into new operating leases for revenue equipment totaling $108.9 million in future lease payments, payable over an average lease term of four years.

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

9. Subsequent Events

The Yellow Corporation Pension Plan was amended in 2017 to permit the payment of lump sum benefit payments effective January 1, 2018. Subsequent to June 30, 2018, the 2017 amendment triggered a non-cash settlement charge due to the amount of lump sum benefit payments distributed from plan assets in 2018. The lump sum benefit payments reduce pension obligations and are funded from existing plan assets. The non-cash settlement charge results from the requirement to expense a portion of the Plan’s unrecognized actuarial losses associated with the lump sum settlements.

Settlement accounting is triggered when the payment of lump sum benefits meet and exceed a minimum threshold in any fiscal year, a threshold which is based on the sum of the Plan’s service cost and interest cost. The non-cash settlement charge is determined by multiplying the unrecognized losses by the portion of the total projected benefit obligation settled through the payment of lump sums. The third and fourth quarter pension settlement charges cannot be determined at this time, as the actual amounts are dependent on various factors, including final lump sums paid, interest rates and the value of plan assets.

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
Consolidated Results of Operations — an analysis of our consolidated results of operations for the three and six months ended June 30, 2018 and 2017.
Reporting Segment Results of Operations — an analysis of our results of operations for the three and six months ended June 30, 2018 and 2017 for our YRC Freight and Regional Transportation reporting segments.
Certain Non-GAAP Financial Measures — presentation and an analysis of selected non-GAAP financial measures for the three and six months ended June 30, 2018 and 2017 and trailing twelve months ended June 30, 2018 and 2017.
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

◦
Adjusted EBITDA: a non-GAAP measure that reflects EBITDA, and further adjusts for net gains or losses on property disposals, letter of credit expenses, restructuring charges, transaction costs related to issuances of debt, nonrecurring consulting fees, permitted dispositions and discontinued operations, equity-based compensation expense, non-union pension settlement charges, and expenses associated with certain lump sum payments to our union employees, among other items, as defined in our credit facilities. Adjusted EBITDA is used for internal management purposes as a financial measure that reflects our core operating performance, to measure compliance with financial covenants in our term loan credit agreement and to determine certain executive bonus compensation.

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

◦
Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or fund principal payments on our outstanding debt, letter of credit expenses, restructuring charges, transaction costs related to debt, or nonrecurring consulting fees, among other items;

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

The table below provides summary consolidated financial information for the second quarter and first half of 2018 and 2017:

	Second Quarter			First Half
(in millions)	2018	2017	Percent Change	2018	2017	Percent Change
Operating revenue	$1,326.5	$1,260.6	5.2%	$2,541.0	$2,431.2	4.5%
Operating income (a)	50.9	53.2	(4.3)%	46.6	53.5	(12.9)%
Nonoperating expenses, net	26.1	30.6	(14.7)%	49.3	60.3	(18.2)%
Net income (loss)	14.4	19.0	(24.2)%	(0.2)	(6.3)	96.8%

(a)
Due to the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, “Operating income” for prior year has been updated to reflect the reclassification of pension expense.

Second Quarter of 2018 Compared to the Second Quarter of 2017

Our consolidated operating revenue increased $65.9 million, or 5.2%, during the second quarter of 2018 compared to the same period in 2017. The increase in revenue is primarily attributed to an increase in base yield excluding fuel surcharge and fuel surcharge revenue, while partially offset by a decrease in tonnage.

Total operating expenses increased $68.2 million, or 5.6%, for the second quarter of 2018 compared to the second quarter of 2017, and consisted primarily of higher fuel costs, higher contractual employee benefit costs, and an increase in purchased transportation expense.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $19.6 million, or 2.7%, primarily due to a $19.4 million increase in employee benefit costs, which are primarily related to contractual rate increases for union employees.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $32.3 million, or 15.4%, primarily due to a $22.0 million increase in fuel expense, which was largely driven by higher fuel prices on a per gallon basis, partially offset by fewer miles driven and improved miles per gallon. Additionally, there was a $2.8 million increase in vehicle maintenance expense and a $2.6 million increase in professional fees.

Purchased transportation. Purchased transportation increased $17.6 million, or 11.0%, primarily due to a $10.2 million increase in equipment lease expense of which $8.4 million was attributable to long-term rentals in conjunction with the Company’s strategy to reinvest in its fleet.  Purchased transportation expense also includes a $9.1 million increase in third-party costs for customer specific logistics solutions. These increases were partially offset by a $2.7 million decrease from reduced usage of local purchased transportation.

Other operating expense. Other operating expense decreased $4.9 million, or 7.5%, primarily due to a $4.3 million decrease in third-party liability claims expense due to favorable development of prior year claims.

Losses on property disposals. Net losses on disposals of property were $2.2 million in the second quarter of 2018 primarily reflecting losses on the disposal of revenue equipment as compared to a $1.0 million net gain in the second quarter of 2017 due to the sale of real property, partially offset by losses on the disposal of revenue equipment.

Nonoperating expenses, net. Nonoperating expenses, net, decreased $4.5 million in the second quarter of 2018 compared to the second quarter of 2017 primarily driven by a $3.6 million decrease in non-union pension and postretirement benefits expense and a $0.7 million decrease in non-cash foreign exchange expense.

Our effective tax rate for the second quarter of 2018 and 2017 was 41.9% and 15.9%, respectively. The significant items impacting the 2018 rate include provision for a net state and foreign taxes, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2018. The significant items impacting the 2017 rate include a provision for federal alternative minimum tax, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2017. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At June 30, 2018 and December 31, 2017, substantially all of our net deferred tax assets were subject to a valuation allowance.

First Half of 2018 Compared to the First Half of 2017

Our consolidated operating revenue increased $109.8 million, or 4.5%, for the first half of 2018 compared to the same period in 2017. The increase in revenue is primarily attributed to an increase in base yield excluding fuel surcharge and fuel surcharge revenue, partially offset by a decrease in tonnage.

Total operating expenses increased $116.7 million, or 4.9%, for the first half of 2018 compared to the same period in 2017, and consisted primarily of an increase in purchased transportation expense, higher fuel costs, and higher contractual employee benefit costs.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $30.9 million, or 2.1%, primarily due to a $27.7 million increase in employee benefit costs, which are primarily related to contractual rate increases for union employees.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $46.2 million, or 10.8%, primarily due to a $32.3 million increase in fuel expense, which was largely driven by higher fuel prices on a per gallon basis, partially offset by fewer miles driven and improved miles per gallon, and an $8.3 million increase in vehicle and facility maintenance expense.

Purchased transportation. Purchased transportation increased $38.5 million, or 13.1%, primarily due to a $20.0 million increase in equipment lease expense of which $13.9 million was attributable to long-term rentals in conjunction with the Company’s strategy to reinvest in its fleet. Purchased transportation expense also includes an $18.2 million increase in third-party costs for customer specific logistics solutions. These increases were partially offset by a $5.2 million decrease from reduced usage of local purchased transportation.

Other operating expense. Other operating expense decreased $3.6 million, or 2.8%, primarily due to a $3.7 million decrease in third-party liability claims expense due to favorable development of prior year claims.

Losses on property disposals. Net losses on disposals were $5.4 million in the first half of 2018 primarily reflecting losses on the disposal of revenue equipment as compared to a $1.7 million loss in the first half of 2017, comprised of losses on the disposal of revenue equipment, which were partially offset by gains on the sale of real property.

Nonoperating expenses, net. Nonoperating expenses, net, decreased $11.0 million in the first half of 2018 compared to the first half of 2017 primarily driven by a $7.4 million decrease in non-union pension and postretirement benefits expense and a $3.7 million decrease in non-cash foreign exchange expense.

Our effective tax rate for the first half of 2018 and 2017 was 92.6% and 7.4%, respectively. The significant items impacting the 2018 rate include a provision for net state and foreign taxes, foreign withholding taxes related to dividends from a foreign subsidiary, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for
December 31, 2018. The significant items impacting the 2017 rate include a provision for federal alternative minimum tax, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2017.

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

YRC Freight Results

YRC Freight represented 62.4% of consolidated operating revenue for the second quarter of 2018, as compared to 62.6% for the second quarter of 2017. YRC Freight represented 62.1% of consolidated operating revenue for the first half of 2018, as compared to 62.5% for the first half of 2017. The table below provides summary financial information for YRC Freight for the second quarter and first half of 2018 and 2017:

	Second Quarter			First Half
(in millions)	2018	2017	Percent Change	2018	2017	Percent Change
Operating revenue	$827.6	$789.5	4.8%	$1,578.9	$1,518.4	4.0%
Operating income	26.8	30.9	(13.3)%	19.9	23.4	(15.0)%
Operating ratio(a)	96.8%	96.1%	(0.7) pp	98.7%	98.5%	(0.2) pp

(a)	pp represents the change in percentage points

Second Quarter of 2018 Compared to the Second Quarter of 2017

YRC Freight reported operating revenue of $827.6 million in the second quarter of 2018, an increase of $38.1 million, or 4.8%, compared to the same period in 2017. The increase in revenue is primarily attributed to an improvement in base yield, excluding fuel surcharge, and an increase in fuel surcharge revenue, partially offset by a decrease in tonnage. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the second quarter of 2018 compared to the second quarter of 2017:

	Second Quarter
	2018	2017	Percent Change(b)
Workdays	64.0	63.5

Total picked up revenue (in millions)(a)	$821.0	$780.8	5.2%
Total tonnage (in thousands)	1,623	1,627	(0.2)%
Total tonnage per day (in thousands)	25.36	25.62	(1.0)%
Total shipments (in thousands)	2,667	2,767	(3.6)%
Total shipments per day (in thousands)	41.67	43.58	(4.4)%
Total picked up revenue per hundred weight	$25.29	$24.00	5.4%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$22.17	$21.53	2.9%
Total picked up revenue per shipment	$308	$282	9.1%
Total picked up revenue per shipment (excluding fuel surcharge)	$270	$253	6.6%
Total weight per shipment (in pounds)	1,217	1,176	3.5%

	Second Quarter
(in millions)	2018	2017
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$827.6	$789.5
Change in revenue deferral and other	(6.6)	(8.7)
Total picked up revenue	$821.0	$780.8

(a)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue

(b)	Percent change based on unrounded figures and not the rounded figures presented

Operating income for YRC Freight was $26.8 million in the second quarter of 2018 compared to operating income of $30.9 million in the second quarter of 2017. Operating expenses increased $42.2 million, or 5.6%, primarily due to an increase in purchased transportation expense, higher contractual employee benefit costs, and higher fuel costs.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $9.4 million, or 2.1%, primarily due to a $13.2 million increase in employee benefit costs, which are primarily related to contractual benefit rate increases for union employees, partially offset by a $3.8 million decrease in wages largely due to a decrease in tonnage that reduced the amount of hours needed to process freight.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $15.9 million, or 11.7%, primarily due to an $11.6 million increase in fuel expense, which was driven by higher fuel prices on a per gallon basis, partially offset by fewer miles driven and improved miles per gallon. Professional fees also increased $2.4 million.

Purchased transportation. Purchased transportation increased $16.6 million, or 13.7%, primarily due to a $9.2 million increase in equipment lease expense of which $7.6 million was attributable to long-term rentals in conjunction with the Company’s strategy to reinvest in its fleet. Purchased transportation expense also includes a $9.1 million increase in third-party costs for customer specific logistics solutions. These increases were partially offset by a $2.3 million decrease from reduced usage of local purchased transportation.

Other operating expense. Other operating expense decreased $3.1 million, or 8.1%, primarily due to a $1.7 million decrease in cargo claims expense and a $1.4 million decrease in third-party liability claims expense due to favorable development of prior year claims.

Losses on property disposals. Net losses on disposals of property were $1.8 million in the second quarter of 2018 primarily reflecting losses on the disposal of revenue equipment, compared to a $1.4 million gain in the second quarter of 2017 due to the sale of real property, which was partially offset by losses on the disposal of revenue equipment.

First Half of 2018 Compared to the First Half of 2017

YRC Freight reported operating revenue of $1,578.9 million in the first half of 2018, an increase of $60.5 million, or 4.0%, compared to the same period in 2017. The increase in revenue is primarily attributed to an improvement in base yield, excluding fuel surcharge, and an increase in fuel surcharge revenue, partially offset by a decrease in tonnage. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the first half of 2018 compared to the first half of 2017:

	First Half
	2018	2017	Percent Change(b)
Workdays	127.5	127.5

Total picked up revenue (in millions)(a)	$1,568.6	$1,509.0	3.9%
Total tonnage (in thousands)	3,122	3,174	(1.6)%
Total tonnage per day (in thousands)	24.48	24.89	(1.6)%
Total shipments (in thousands)	5,118	5,353	(4.4)%
Total shipments per day (in thousands)	40.14	41.98	(4.4)%
Total picked up revenue per hundred weight	$25.12	$23.77	5.7%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$22.08	$21.30	3.6%
Total picked up revenue per shipment	$307	$282	8.7%
Total picked up revenue per shipment (excluding fuel surcharge)	$269	$253	6.6%
Total weight per shipment (in pounds)	1,220	1,186	2.9%

	First Half
(in millions)	2018	2017
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,578.9	$1,518.4
Change in revenue deferral and other	(10.3)	(9.4)
Total picked up revenue	$1,568.6	$1,509.0

(a)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue

(b)	Percent change based on unrounded figures and not the rounded figures presented

Operating income for YRC Freight was $19.9 million in the first half of 2018 compared to operating income of $23.4 million in the first half of 2017. Operating expenses increased $64.0 million, or 4.3%, primarily due to an increase in purchased transportation expense, higher fuel costs, and higher contractual employee benefit costs.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $8.8 million, or 1.0%, primarily due to a $15.4 million increase in employee benefit costs, which are primarily related to contractual benefit rate increases for union employees, partially offset by a $5.1 million decrease in wages due largely to a decrease in tonnage that reduced the amount of hours needed to process freight.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $22.9 million, or 8.4%, primarily due to a $15.6 million increase in fuel expense, which was driven by higher fuel prices on a per gallon basis, partially offset by fewer miles driven and improved miles per gallon. Professional fees also increased $3.6 million.

Purchased transportation. Purchased transportation increased $34.7 million, or 15.7%, primarily due to a $17.4 million increase in equipment lease expense of which $12.1 million was attributable to long-term rentals in conjunction with the Company’s strategy to reinvest in its fleet. Purchased transportation expense also includes an $18.2 million increase in third-party costs for customer specific logistics solutions. These increases were partially offset by a $5.6 million decrease from reduced usage of local purchased transportation.

Other operating expense. Other operating expense decreased $6.8 million, or 8.7%, primarily due to a $4.0 million decrease in third-party liability claims expense due to favorable development of prior year claims and a $3.2 million decrease in cargo claims expense.

Losses on property disposals. Net losses on disposals of property were $4.5 million in the first half of 2018 primarily reflecting losses on the disposal of revenue equipment compared to a $0.7 million loss in the first half of 2017, comprised of losses on the disposal of revenue equipment, which were partially offset by gains on the sale of real property.

Regional Transportation Results

Regional Transportation represented 37.6% of consolidated operating revenue for the second quarter of 2018, as compared to 37.4% for the second quarter of 2017. Regional Transportation represented 37.9% of consolidated operating revenue for the first half of 2018, as compared to 37.5% for the first half of 2017. The table below provides summary financial information for Regional Transportation for the second quarter and first half of 2018 and 2017:

	Second Quarter			First Half
(in millions)	2018	2017	Percent Change	2018	2017	Percent Change
Operating revenue	$499.0	$471.2	5.9%	$962.3	$913.0	5.4%
Operating income	29.2	25.3	15.4%	34.4	37.5	(8.3)%
Operating ratio(a)	94.1%	94.6%	0.5 pp	96.4%	95.9%	(0.5) pp

(a)	pp represents the change in percentage points

Second Quarter of 2018 Compared to the Second Quarter of 2017

Regional Transportation reported operating revenue of $499.0 million for the second quarter of 2018, an increase of $27.8 million, or 5.9%, from the second quarter of 2017. The increase in revenue is primarily attributed to an increase in base yield, excluding fuel surcharge, and increased fuel surcharge revenue, partially offset by a decrease in tonnage. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the second quarter of 2018 compared to the second quarter of 2017:

	Second Quarter
	2018	2017	Percent Change(b)
Workdays	64.0	63.5

Total picked up revenue (in millions)(a)	$499.8	$472.2	5.8%
Total tonnage (in thousands)	2,002	2,036	(1.7)%
Total tonnage per day (in thousands)	31.28	32.06	(2.4)%
Total shipments (in thousands)	2,590	2,725	(5.0)%
Total shipments per day (in thousands)	40.47	42.92	(5.7)%
Total picked up revenue per hundred weight	$12.48	$11.60	7.6%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$10.97	$10.43	5.2%
Total picked up revenue per shipment	$193	$173	11.4%
Total picked up revenue per shipment (excluding fuel surcharge)	$170	$156	8.9%
Total weight per shipment (in pounds)	1,546	1,494	3.5%

	Second Quarter
(in millions)	2018	2017
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$499.0	$471.2
Change in revenue deferral and other	0.8	1.0
Total picked up revenue	$499.8	$472.2

(a)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.

(b)	Percent change based on unrounded figures and not the rounded figures presented.

Operating income for Regional Transportation was $29.2 million for the second quarter of 2018 compared to $25.3 million for the second quarter of 2017. Operating expenses increased $23.9 million, or 5.4%, primarily due to higher fuel costs and an increase in contractual wages and employee benefit costs.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $6.7 million, or 2.4%, primarily due to a $5.7 million increase in employee benefit and wage costs, which are primarily related to contractual rate increases for union employees.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $17.8 million, or 20.8%, primarily due to a $10.4 million increase in fuel expense, which was largely driven by higher fuel prices on a per gallon basis, partially offset by fewer miles driven. Vehicle maintenance expense also increased $3.4 million.

Purchased transportation. Purchased transportation increased $0.9 million, or 2.4%, primarily due to a $0.8 million increase in long-term rentals in conjunction with the Company’s strategy to reinvest in its fleet.

Other operating expenses. Other operating expenses decreased $1.7 million, or 6.4%, primarily due to a $2.8 million decrease in third-party liability claims expense as a result of more favorable development on prior year claims.

First Half of 2018 Compared to the First Half of 2017

Regional Transportation reported operating revenue of $962.3 million for the first half of 2018, an increase of $49.3 million, or 5.4%, from the first half of 2017. The increase in revenue is primarily attributed to an increase in base yield, excluding fuel surcharge, and increased fuel surcharge revenue, partially offset by a decrease in tonnage. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the first half of 2018 compared to the first half of 2017:

	First Half
	2018	2017	Percent Change(b)
Workdays	127.5	127.5

Total picked up revenue (in millions)(a)	$963.8	$915.4	5.3%
Total tonnage (in thousands)	3,916	3,960	(1.1)%
Total tonnage per day (in thousands)	30.71	31.06	(1.1)%
Total shipments (in thousands)	5,034	5,270	(4.5)%
Total shipments per day (in thousands)	39.48	41.34	(4.5)%
Total picked up revenue per hundred weight	$12.31	$11.56	6.5%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$10.84	$10.38	4.5%
Total picked up revenue per shipment	$191	$174	10.2%
Total picked up revenue per shipment (excluding fuel surcharge)	$169	$156	8.1%
Total weight per shipment (in pounds)	1,556	1,503	3.5%

	First Half
(in millions)	2018	2017
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$962.3	$913.0
Change in revenue deferral and other	1.5	2.4
Total picked up revenue	$963.8	$915.4

(a)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.

(b)	Percent change based on unrounded figures and not the rounded figures presented.

Operating income for Regional Transportation was $34.4 million for the first half of 2018 compared to $37.5 million for the first half of 2017. Operating expenses increased $52.4 million, or 6.0%, primarily due to higher fuel costs, and an increase in contractual wages and employee benefit costs.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $16.4 million, or 3.0%, primarily due to an $11.1 million increase in employee benefit costs and a $7.6 million increase in wages, which are primarily related to contractual rate increases for union employees.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $29.0 million, or 16.9%, primarily due to a $16.7 million increase in fuel expense, which was largely driven by higher fuel prices on a per gallon basis, partially offset by fewer miles driven. Additionally, we had a $4.9 million increase in vehicle maintenance expense, and a $4.0 million increase in other operating expenses which was largely impacted by higher costs associated with hardware and software maintenance expense.

Purchased transportation. Purchased transportation increased $3.8 million, or 5.2%, primarily due to a $2.6 million increase in equipment lease expense of which $1.8 million was attributable to long-term rentals in conjunction with the Company’s strategy to reinvest in its fleet.

Other operating expenses. Other operating expenses increased $3.1 million, or 6.4%, primarily due to a $1.8 million increase in cargo claims expense due to higher claim count and a $1.2 million increase in operating taxes.

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

Consolidated Adjusted EBITDA

The reconciliation of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA (defined in our Term Loan Agreement as “Consolidated EBITDA”) for the second quarter and first half of 2018 and 2017, and the trailing twelve months ended June 30, 2018 and 2017, is as follows:

	Second Quarter		First Half		Trailing Twelve Months Ended
(in millions)	2018	2017	2018	2017	June 30, 2018	June 30, 2017
Reconciliation of net income (loss) to Adjusted EBITDA(a):
Net income (loss)	$14.4	$19.0	$(0.2)	$(6.3)	$(4.7)	$0.1
Interest expense, net	25.5	25.6	51.0	50.8	102.6	101.7
Income tax expense (benefit)	10.4	3.6	(2.5)	(0.5)	(9.3)	(0.3)
Depreciation and amortization	37.6	37.2	75.3	74.3	148.7	154.9
EBITDA	87.9	85.4	123.6	118.3	237.3	256.4
Adjustments for Term Loan Agreement:
Losses (gains) on property disposals, net	2.6	(1.0)	5.8	1.7	3.5	(1.5)
Letter of credit expense	1.7	1.7	3.4	3.4	6.8	6.8
Restructuring charges	0.6	—	1.2	—	2.1	—
Transaction costs related to issuances of debt	—	—	—	2.2	8.1	2.2
Nonrecurring consulting fees	1.7	—	3.2	—	3.2	—
Permitted dispositions and other	0.2	0.7	0.7	0.8	1.1	4.2
Equity-based compensation expense	3.2	2.6	4.8	4.0	7.3	6.8
Non-union pension settlement charge	—	—	—	—	7.6	—
Other, net(b)	2.9	1.7	3.8	3.9	9.4	2.6
Adjusted EBITDA	$100.8	$91.1	$146.5	$134.3	$286.4	$277.5

(a)	Certain immaterial reclassifications have been made to prior year to conform to current year presentation.

(b)	As required under our Term Loan Agreement, Other, net shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Segment Adjusted EBITDA

The following represents Adjusted EBITDA by segment for the second quarter and first half of 2018 and 2017:

	Second Quarter		First Half
(in millions)	2018	2017	2018	2017
Adjusted EBITDA by segment:
YRC Freight	$54.5	$48.3	$76.6	$63.2
Regional Transportation	46.8	42.2	69.4	71.6
Corporate and other	(0.5)	0.6	0.5	(0.5)
Adjusted EBITDA	$100.8	$91.1	$146.5	$134.3

The reconciliation of operating income (loss), by segment, to Adjusted EBITDA for the second quarter and first half of 2018 and 2017, is as follows:

	Second Quarter		First Half
YRC Freight segment (in millions)	2018	2017	2018	2017
Reconciliation of operating income to Adjusted EBITDA(a):
Operating income	$26.8	$30.9	$19.9	$23.4
Depreciation and amortization	21.5	21.2	43.1	42.5
Losses (gains) on property disposals, net	2.1	(1.4)	4.9	0.7
Letter of credit expense	1.1	1.1	2.1	2.2
Restructuring charges	—	—	0.1	—
Non-union pension and postretirement benefits(b)	0.6	(2.9)	1.1	(5.9)
Nonrecurring consulting fees	1.6	—	3.1	—
Other, net(c)	0.8	(0.6)	2.3	0.3
Adjusted EBITDA	$54.5	$48.3	$76.6	$63.2

	Second Quarter		First Half
Regional Transportation segment (in millions)	2018	2017	2018	2017
Reconciliation of operating income to Adjusted EBITDA:
Operating income	$29.2	$25.3	$34.4	$37.5
Depreciation and amortization	16.1	16.0	32.2	31.8
Losses on property disposals, net	0.4	0.4	0.8	1.0
Letter of credit expense	0.5	0.6	1.1	1.1
Other, net(c)	0.6	(0.1)	0.9	0.2
Adjusted EBITDA	$46.8	$42.2	$69.4	$71.6

	Second Quarter		First Half
Corporate and other (in millions)	2018	2017	2018	2017
Reconciliation of operating loss to Adjusted EBITDA(a):
Operating loss	$(5.1)	$(3.0)	$(7.7)	$(7.4)
Depreciation and amortization	0.1	—	0.1	—
Losses on property disposals, net	0.1	—	0.1	—
Letter of credit expense	—	—	0.1	0.1
Restructuring charges	0.6	—	1.1	—
Transaction costs related to issuances of debt	—	—	—	2.2
Permitted dispositions and other	0.2	0.7	0.7	0.8
Non-union pension and postretirement benefits(b)	(0.2)	(0.3)	(0.2)	(0.6)
Equity-based compensation expense	3.2	2.6	4.8	4.0
Other, net(c)	0.6	0.6	1.5	0.4
Adjusted EBITDA	$(0.5)	$0.6	$0.5	$(0.5)

(a)	Certain immaterial reclassifications have been made to prior year to conform to current year presentation.

(b)
Due to the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, “Operating income (loss)” for prior year has been updated to reflect the reclassification of pension expense.

(c) As required under our Term Loan Agreement, Other, net shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective cash flow from operations. As of June 30, 2018, our availability under our ABL Facility was $74.7 million, which is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $351.5 million of outstanding letters of credit. Our Managed Accessibility was $32.1 million, which is the measure of availability management uses based on the ABL requirement to maintain availability in an amount at least equal to or above 10% of the collateral line cap. Our cash and cash equivalents and Managed Accessibility was $190.8 million as of June 30, 2018.

Outside of funding normal operations, our principal uses of cash include making contributions to various multi-employer pension funds and our single-employer pension plans, and meeting our other cash obligations including, but not limited to, paying principal and interest on our funded debt, making payments on our equipment leases, and funding capital expenditures.

As of June 30, 2018, we had $910.7 million in aggregate par value of outstanding indebtedness, the majority of which matures in 3-5 years. We also have future funding obligations for our single-employer pension plans and various multi-employer pension funds. We expect our funding obligations for the remainder of 2018 for our multi-employer pension funds and single-employer pension plans will be $56.3 million and $13.1 million, respectively. In addition, we have, and will continue to have, operating lease obligations. As of June 30, 2018, our operating lease payment obligations through 2030 totaled $411.5 million and are expected to increase as we lease additional revenue equipment. For the first half of 2018, we entered into new operating leases for revenue equipment totaling $108.9 million in future lease payments, payable over an average lease term of four years.

Our capital expenditures for the first half of 2018 and 2017 were $46.5 million and $39.0 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, to refurbish engines for our revenue fleet, and for capitalized costs to improve our technology infrastructure.

As of June 30, 2018, our Standard & Poor’s Corporate Family Rating was “B-” with a stable outlook and Moody’s Investor Service Corporate Family Rating was “B3” with a positive outlook.

Credit Facility Covenants

Our Term Loan Agreement has certain financial covenants that, among other things, restrict certain capital expenditures and require us to not exceed a maximum total leverage ratio (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA). These covenants are more fully described in the “Debt and Financing” footnote to the consolidated financial statements. At June 30, 2018, we were in compliance with all such covenants.

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

Cash Flows

Operating Cash Flow

Cash flows provided by operating activities were $71.5 million during the first half of 2018, compared to $40.7 million during the first half of 2017. The increase in operating cash flows was primarily attributable to a $22.8 million improvement due to changes in working capital, and a $6.1 million decrease in net loss.

Investing Cash Flow

Cash flows used in investing activities were $42.3 million during the first half of 2018 compared to $32.3 million during the first half of 2017, an increase of $10.0 million largely driven by higher property and equipment acquisitions of $7.5 million, and lower cash proceeds from the sale of real property.

Financing Cash Flow

Cash flows used in financing activities for the first half of 2018 and 2017 were $16.2 million and $14.9 million, respectively, which consist primarily of repayments on our long-term debt. Cash flows used in financing activities for the first half of 2017 also included $3.2 million in debt issuance costs incurred during the quarter.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual cash obligations and other commercial commitments as of June 30, 2018.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of June 30, 2018:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ABL Facility(a)	$22.8	$7.0	$15.8	$—	$—
Term Loan(b)	828.7	80.2	155.5	593.0	—
Lease financing obligations(c)	86.3	33.6	23.2	16.2	13.3
Pension deferral obligations(d)	100.9	7.4	14.3	79.2	—
Workers’ compensation, property damage and liability claims obligations(e)	369.4	104.8	116.3	51.9	96.4
Operating leases(f)	411.5	130.1	189.3	73.7	18.4
Other contractual obligations(g)	25.5	20.5	3.4	1.6	—
Capital expenditures and other (h)	37.4	37.4	—	—	—
Total contractual obligations	$1,882.5	$421.0	$517.8	$815.6	$128.1

(a)	The ABL Facility includes future payments for the letter of credit and unused line fees and are not included on the Company’s consolidated balance sheets.

(b)	The Term Loan includes principal and interest payments, but excludes unamortized discounts.

(c)
The lease financing obligations include interest payments of $56.6 million and principal payments of $29.7 million. The remaining principal obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

(d)	Pension deferral obligations includes principal and interest payments on the Second A&R CDA.

(e)	The workers’ compensation, property damage and liability claims obligations represent our estimate of future payments for these obligations, not all of which are contractually required.

(f)	Operating leases represent future payments under contractual lease arrangements primarily for revenue equipment and are not included on the Company’s consolidated balance sheets.

(g)	Other contractual obligations includes future service agreements and certain maintenance agreements and are not included on the Company’s consolidated balance sheets.

(h)
Capital expenditure and other obligations primarily includes noncancelable orders for revenue equipment the Company intends to lease and the equipment is not yet delivered, whereby the cash obligations will be scheduled over the multi-year term of the lease and are not included on the Company’s consolidated balance sheets.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient free cash flow.

		Amount of Commitment Expiration Per Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ABL Facility availability (a)	$74.7	$—	$74.7	$—	$—
Letters of credit(b)	351.5	—	351.5	—	—
Surety bonds(c)	122.6	122.6	0.0	—	—
Total commercial commitments	$548.8	$122.6	$426.2	$—	$—

(a)
Availability under the ABL Facility is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our outstanding letters of credit. Managed Accessibility was $32.1 million.

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

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of June 30, 2018 and have concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6. Exhibits

10.1**	Consulting Agreement dated June 11, 2018, with James L. Welch
31.1*	Certification of Darren D. Hawkins filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Stephanie D. Fisher filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Darren D. Hawkins furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Stephanie D. Fisher furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
__________________________
* Indicates documents filed herewith.
** Indicates documents furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YRC WORLDWIDE INC.

Date: August 2, 2018	/s/ Darren D. Hawkins
Darren D. Hawkins
Chief Executive Officer

Date: August 2, 2018	/s/ Stephanie D. Fisher
Stephanie D. Fisher
Chief Financial Officer