Form 10-Q
period 2018-09-30
YRC Worldwide Inc.
filed 2018-11-01
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2018
Common Stock, $0.01 par value per share	33,848,568 shares

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries
(Amounts in millions except share and per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$193.2	$91.6
Restricted amounts held in escrow	—	54.1
Accounts receivable, net	546.7	488.3
Prepaid expenses and other	61.9	66.1
Total current assets	801.8	700.1
Property and Equipment:
Cost	2,754.9	2,770.2
Less – accumulated depreciation	(1,971.5)	(1,957.5)
Net property and equipment	783.4	812.7
Other assets	72.4	72.7
Total Assets	$1,657.6	$1,585.5
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$206.0	$172.0
Wages, vacations and employee benefits	231.3	182.3
Claims and insurance accruals	116.1	115.1
Other accrued taxes	25.5	23.6
Other current and accrued liabilities	23.4	20.6
Current maturities of long-term debt	25.1	30.6
Total current liabilities	627.4	544.2
Other Liabilities:
Long-term debt, less current portion	863.0	875.5
Deferred income taxes, net	3.2	3.1
Pension and postretirement	211.9	235.4
Claims and other liabilities	280.9	280.8
Commitments and contingencies
Shareholders’ Deficit:
Preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	0.3	0.3
Capital surplus	2,326.8	2,323.3
Accumulated deficit	(2,225.9)	(2,228.6)
Accumulated other comprehensive loss	(337.3)	(355.8)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(328.8)	(353.5)
Total Liabilities and Shareholders’ Deficit	$1,657.6	$1,585.5
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
YRC Worldwide Inc. and Subsidiaries
For the Three Months and Nine Months Ended September 30
(Amounts in millions except per share data, shares in thousands)
(Unaudited)

	Three Months		Nine Months
	2018	2017	2018	2017
Operating Revenue	$1,303.6	$1,251.2	$3,844.6	$3,682.4
Operating Expenses:
Salaries, wages and employee benefits	743.0	723.5	2,228.7	2,178.3
Fuel, operating expenses and supplies	233.6	216.6	705.8	642.6
Purchased transportation	183.4	169.1	516.0	463.2
Depreciation and amortization	34.9	36.7	110.2	111.0
Other operating expenses	65.6	60.6	188.8	187.4
Losses on property disposals, net	1.9	1.3	7.3	3.0
Total operating expenses	1,262.4	1,207.8	3,756.8	3,585.5
Operating Income	41.2	43.4	87.8	96.9
Nonoperating Expenses:
Interest expense	26.6	25.9	77.7	77.0
Non-union pension and postretirement benefits	6.9	3.3	6.0	9.8
Other, net	0.1	10.3	(0.8)	13.0
Nonoperating expenses, net	33.6	39.5	82.9	99.8
Income (loss) before income taxes	7.6	3.9	4.9	(2.9)
Income tax expense	4.7	0.9	2.2	0.4
Net income (loss)	2.9	3.0	2.7	(3.3)
Other comprehensive income, net of tax	12.2	2.5	18.5	12.9
Comprehensive Income	$15.1	$5.5	$21.2	$9.6

Average Common Shares Outstanding – Basic	33,051	32,723	32,827	32,550
Average Common Shares Outstanding – Diluted	33,995	33,592	33,755	32,550

Earnings (Loss) Per Share – Basic	$0.09	$0.09	$0.08	$(0.10)
Earnings (Loss) Per Share – Diluted	$0.09	$0.09	$0.08	$(0.10)
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Nine Months Ended September 30
(Amounts in millions)
(Unaudited)

	2018	2017
Operating Activities:
Net income (loss)	$2.7	$(3.3)
Noncash items included in net income (loss):
Depreciation and amortization	110.2	111.0
Equity-based compensation and employee benefits expense	16.2	16.9
Deferred income tax benefit, net	—	(4.8)
Non-union pension settlement charge	7.2	—
Losses on property disposals, net	7.3	3.0
Other noncash items, net	4.9	12.5
Changes in assets and liabilities, net:
Accounts receivable	(58.9)	(78.8)
Accounts payable	32.9	12.9
Other operating assets	3.1	11.4
Other operating liabilities	32.3	(14.2)
Net cash provided by operating activities	157.9	66.6
Investing Activities:
Acquisition of property and equipment	(92.4)	(70.8)
Proceeds from disposal of property and equipment	4.9	8.2
Net cash used in investing activities	(87.5)	(62.6)
Financing Activities:
Repayments of long-term debt	(20.9)	(48.2)
Debt issuance costs	—	(14.3)
Payments for tax withheld on equity-based compensation	(2.0)	(2.4)
Net cash used in financing activities	(22.9)	(64.9)
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Amounts Held in Escrow	47.5	(60.9)
Cash, Cash Equivalents and Restricted Amounts Held in Escrow, Beginning of Period	145.7	275.7
Cash, Cash Equivalents and Restricted Amounts Held in Escrow, End of Period	$193.2	$214.8

Supplemental Cash Flow Information:
Interest paid	$(71.3)	$(78.7)
Income tax refund (payment), net	(3.7)	3.2
The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Nine Months Ended September 30, 2018
(Amounts in millions)
(Unaudited)

Preferred Stock:
Beginning and ending balance	$—
Common Stock:
Beginning and ending balance	$0.3
Capital Surplus:
Beginning balance	$2,323.3
Equity-based compensation	3.5
Ending balance	$2,326.8
Accumulated Deficit:
Beginning balance	$(2,228.6)
Net income	2.7
Ending balance	$(2,225.9)
Accumulated Other Comprehensive Loss:
Beginning balance	$(355.8)
Pension, net of tax:
Amortization of prior net losses	11.1
Amortization of prior service credit	(0.3)
Settlement adjustment	7.2
Net actuarial gain	0.7
Foreign currency translation adjustments	(0.2)
Ending balance	$(337.3)
Treasury Stock, At Cost:
Beginning and ending balance	$(92.7)
Total Shareholders’ Deficit	$(328.8)
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

At September 30, 2018, approximately 78% of our labor force is subject to collective bargaining agreements, which predominantly expire in March 2019.

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

Certain reclassifications have been made to prior year’s consolidated financial statements to conform to current year presentation. Total net periodic pension cost associated with the Company’s non-union defined benefit plans that was previously reported in operating expenses in the income statement is now reported in nonoperating expenses due to the adoption of Accounting Standards Update (“ASU”) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, discussed further below. This resulted in a $3.3 million and $9.8 million reclassification from “Salaries, wages and employee benefits” in operating expenses to “Non-union pension and postretirement benefits” in nonoperating expenses for the three and nine months ended September 30, 2017, respectively. In addition, due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, cash paid to a taxing authority when shares are withheld to satisfy the employer’s statutory income tax withholding obligation are now required to be classified as a financing activity. This resulted in a $2.4 million reclassification in the nine months ended September 30, 2017 from “Change in other operating liabilities” in cash flows from operating activities to “Payments for tax withheld on equity-based compensation” in cash flows from financing activities in the statement of consolidated cash flows.

Reclassifications Out of Accumulated Other Comprehensive Loss

For the three and nine months ended September 30, 2018, we reclassified the amortization of our prior net pension losses and prior service credit, net of tax, totaling $3.4 million and $10.8 million, respectively, from accumulated other comprehensive loss to net income. For the three and nine months ended September 30, 2017, we reclassified the amortization of our prior net pension loss, net of tax, totaling $(0.9) million and $6.9 million, respectively, from accumulated other comprehensive loss to net income (loss). This reclassification is a component of net periodic pension cost and is discussed in the “Employee Benefits” footnote to the consolidated financial statements.

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

Newly-Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers. The new standard became effective for the Company for its annual reporting period beginning January 1, 2018 using a modified retrospective approach. There was no cumulative effect adjustment recorded. The Company completed the implementation and included updates to our disclosures herein.

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

Impact of Recently-Issued Accounting Standards

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

Using a cross-functional team, the Company has identified software to measure and record right-of-use asset and liability balances and has entered a majority of the existing leases into the software. The Company will continue to evaluate contractual lease obligations and refine our understanding of the accounting impacts and the necessary updates to our internal controls over financial reporting from the adoption of the new standard. We expect the adoption of this standard will have a material impact on the consolidated financial statements through the recognition of significant right-of-use assets and liabilities. The income statement impact continues to be evaluated.

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. The guidance modifies disclosure requirements for defined benefit plans. This guidance is effective for fiscal years ending after December 15, 2020, and early adoption is permitted. The Company is currently assessing the potential impact of ASU 2018-14 on its consolidated financial statement disclosures.

3. Debt and Financing

Our outstanding debt as of September 30, 2018 consisted of the following:

As of September 30, 2018 (in millions)	Par Value	Discount	Debt Issuance Costs	Book Value		Average Effective Interest Rate
Term Loan	$582.0	$(8.5)	$(6.9)	$566.6	(a)	11.1%
ABL Facility	—	—	—	—		N/A
Secured Second A&R CDA	26.9	—	(0.1)	26.8		7.9%
Unsecured Second A&R CDA	48.2	—	(0.2)	48.0		7.9%
Lease financing obligations	247.3	—	(0.6)	246.7		14.5%
Total debt	$904.4	$(8.5)	$(7.8)	$888.1
Current maturities of Term Loan	(18.0)	—	—	(18.0)
Current maturities of lease financing obligations	(5.6)	—	—	(5.6)
Current maturities of Unsecured Second A&R CDA	$(1.5)	$—	$—	$(1.5)
Long-term debt	$879.3	$(8.5)	$(7.8)	$863.0

(a)	Variable interest rate of 1, 3 or 6-month LIBOR, with a floor of 1.0%, plus a fixed margin of 8.50%.

ABL Facility Availability

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our asset-based loan facility (the
“ABL Facility”) and any prospective net cash flow from operations. As of September 30, 2018, our availability under our ABL Facility was $73.9 million, which is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $345.0 million of outstanding letters of credit. Our Managed Accessibility was $32.0 million, which is the measure of availability management uses based on the ABL requirement to maintain availability in an amount at least equal to or above 10% of the collateral line cap. Our cash and cash equivalents and Managed Accessibility were $225.2 million as of September 30, 2018.

Credit Facility Covenants

The credit agreement (the “Term Loan Agreement”) governing our term loan facility (the “Term Loan”) has certain financial covenants, that, among other things, restrict certain capital expenditures and require us to comply with a maximum total leverage ratio covenant (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA as defined below).

Our total maximum leverage ratio covenants are as follows:

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
September 30, 2018	3.50 to 1.00	March 31, 2020	3.00 to 1.00
December 31, 2018	3.50 to 1.00	June 30, 2020	3.00 to 1.00
March 31, 2019	3.25 to 1.00	September 30, 2020	2.75 to 1.00
June 30, 2019	3.25 to 1.00	December 31, 2020	2.75 to 1.00
September 30, 2019	3.25 to 1.00	March 31, 2021	2.75 to 1.00
December 31, 2019	3.00 to 1.00	June 30, 2021 and thereafter	2.50 to 1.00

Consolidated Adjusted EBITDA, defined in our Term Loan Agreement as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on certain property disposals, restructuring charges, transaction costs related to issuances of debt, non-recurring consulting fees, expenses associated with certain lump sum payments to our union employees and the gains or losses from permitted dispositions and discontinued operations. Consolidated Total Debt, as defined in our Term Loan Agreement, is the aggregate principal amount of indebtedness outstanding. Our total leverage ratio for the four consecutive fiscal quarters ending September 30, 2018 was 3.13 to 1.00.

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

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	September 30, 2018		December 31, 2017
(in millions)	Book Value	Fair value	Book Value	Fair value
Term Loan	$566.6	$595.4	$576.8	$596.9
Lease financing obligations	246.7	249.4	254.6	257.7
Second A&R CDA	74.8	76.8	74.7	75.3
Total debt	$888.1	$921.6	$906.1	$929.9

The fair values of the Term Loan and the Second Amended and Restated Contribution Deferral Agreement (the “Second A&R CDA”) were estimated based on observable prices (level two inputs for fair value measurements). The fair value of the lease financing obligations is estimated using a publicly-traded secured loan with similar characteristics (level three input for fair value measurement).

4. Employee Benefits

Qualified and Nonqualified Defined Benefit Pension Plans

The following table presents the components of our Company-sponsored pension plan costs for the three and nine months ended September 30:

	Three Months		Nine Months
(in millions)	2018	2017	2018	2017
Service cost	$0.1	$1.3	$0.3	$3.9
Interest cost	11.1	12.8	32.9	38.4
Expected return on plan assets	(15.0)	(14.8)	(45.2)	(44.4)
Amortization of prior service credit	(0.1)	—	(0.3)	—
Amortization of prior net pension loss	3.5	3.9	10.9	11.7
Settlement loss	7.2	—	7.2	—
Total net periodic pension cost	$6.8	$3.2	$5.8	$9.6

For the three and nine months ended September 30, 2018, net periodic pension cost included a non-union pension settlement charge at YRC Freight of $7.2 million. The pension settlement charge was triggered due to the amount of lump sum benefit payments distributed from plan assets in 2018. The lump sum benefit payments reduce pension obligations and are funded from existing pension plan assets and therefore do not impact the Company’s cash balance.

We expect to contribute $15.4 million to our Company-sponsored pension plans in 2018, of which we have contributed $13.4 million through September 30, 2018.

5. Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2018 was 61.8% and 44.9%, respectively, compared to 23.1% and (13.8)% for the three and nine months ended September 30, 2017, respectively. The significant items impacting the 2018 rates include a provision for net state and foreign taxes, foreign withholding taxes related to dividends from a foreign subsidiary, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2018. The significant items impacting the 2017 rates include a benefit recognized due to the application of the exception to the rules regarding intra-period tax allocation, a net state and foreign tax provision, foreign withholding taxes related to a dividend from a foreign subsidiary, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2017. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At September 30, 2018 and December 31, 2017, substantially all of our net deferred tax assets were subject to a valuation allowance.

As indicated in the Company’s 2017 Form 10-K, certain tax accounting items impacted by the Tax Act were considered provisional pursuant to Staff Accounting Bulletin No. 118 (“SAB 118”) due to both incomplete facts and limited availability of official guidance. The accounting for the federal income tax effects of the 2017 inclusion of accumulated deferred net foreign earnings and profits was finalized during the quarter ending September 30, 2018, with the filing of the consolidated federal income tax return. The finalization of the inclusion amount had no impact on the tax provision for either the three months or nine months ended September 30, 2018 as it merely increased the 2017 net operating loss that was carried forward and fully offset by a valuation allowance. Certain other items considered provisional in the 2017 Form 10-K, including the various states’ treatment of that inclusion, will be finalized as of the quarter ending December 31, 2018.

6. Earnings (Loss) Per Share

We calculate basic earnings per share by dividing our net earnings by our weighted-average shares outstanding at the end of the period. The calculation for diluted earnings per share adjusts the weighted average shares outstanding for our dilutive unvested shares and stock units using the treasury stock method. Our calculations for basic and dilutive earnings per share for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months		Nine Months
(dollars in millions, except per share data; shares and stock units in thousands)	2018	2017	2018	2017
Basic and dilutive net income (loss) available to common shareholders	$2.9	$3.0	$2.7	$(3.3)

Basic weighted average shares outstanding	33,051	32,723	32,827	32,550
Effect of dilutive securities:
Unvested shares and stock units	944	869	928	—
Dilutive weighted average shares outstanding	33,995	33,592	33,755	32,550

Basic earnings (loss) per share(a)	$0.09	$0.09	$0.08	$(0.10)
Diluted earnings (loss) per share(a)	$0.09	$0.09	$0.08	$(0.10)

(a)	Earnings (loss) per share is based on unrounded figures and not the rounded figures presented.

At September 30, 2018 and 2017, our anti-dilutive unvested shares, options, and stock units were approximately 54,000 and 80,000, respectively.

7. Business Segments

We report financial and descriptive information about our reporting segments on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments. We evaluate segment performance primarily on external revenue, operating income (loss), and operating ratio.

We charge management fees and other corporate service fees to our reporting segments based on the benefits received or an overhead allocation basis. Shared support functions include information technology, legal, financial services, revenue management, and other company-wide services. Corporate represents residual operating expenses of the holding company that are not attributable to any segment and remain unallocated. It also represents certain items that are permitted to be included in Adjusted EBITDA. Corporate identifiable assets primarily consist of cash and cash equivalents, restricted amounts held in escrow, and information technology assets, which are offset by eliminations with the two business segments.

We considered the disclosure requirements for revenue disaggregation guidance in ASC Topic 606 and noted that our segments disaggregate our revenues based on geographic and time-based factors as our Regional Transportation segment carriers operate in a smaller geographic footprint and have a shorter length of haul as compared to our YRC Freight segment.

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Corporate/ Eliminations	Consolidated
As of September 30, 2018
Identifiable assets	$1,000.9	$646.2	$10.5	$1,657.6
As of December 31, 2017
Identifiable assets	$1,042.1	$607.4	$(64.0)	$1,585.5
Three Months Ended September 30, 2018
External revenue	$822.1	$481.5	$—	$1,303.6
Operating income (loss)	$24.7	$18.4	$(1.9)	$41.2
Nine Months Ended September 30, 2018
External revenue	$2,401.0	$1,443.8	$(0.2)	$3,844.6
Operating income (loss)	$44.6	$52.8	$(9.6)	$87.8
Three Months Ended September 30, 2017
External revenue	$787.8	$463.5	$(0.1)	$1,251.2
Operating income (loss)(a)	$23.2	$21.5	$(1.3)	$43.4
Nine Months Ended September 30, 2017
External revenue	$2,306.2	$1,376.5	$(0.3)	$3,682.4
Operating income (loss)(a)	$46.6	$59.0	$(8.7)	$96.9

(a)	Due to the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,
“Operating income (loss)” for prior year has been updated to reflect the reclassification of pension expense.

8. Commitments, Contingencies and Uncertainties

Leases

As of September 30, 2018, our operating lease payment obligations through 2030 totaled $409.9 million and are expected to increase as we lease additional revenue equipment. Additionally, for the nine months ended September 30, 2018, we entered into new operating leases for revenue equipment totaling $136.4 million in future lease payments, payable over an average lease term of five years.

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

9. Subsequent Events

On October 29, 2018, we closed on a real estate sale of a portion of one of our YRC Freight facilities. We are continuing operations at this facility on the remaining dock. The sale generated approximately $31 million in net cash proceeds, and our fourth quarter operating income and Adjusted EBITDA results will reflect an approximate $29 million property gain. Net proceeds from the sale are required to be offered to our term loan lenders, and acceptance thereof would reduce future required payments for several quarters.

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
Consolidated Results of Operations — an analysis of our consolidated results of operations for the three and nine months ended September 30, 2018 and 2017.
Reporting Segment Results of Operations — an analysis of our results of operations for the three and nine months ended September 30, 2018 and 2017 for our YRC Freight and Regional Transportation reporting segments.
Certain Non-GAAP Financial Measures — presentation and an analysis of selected non-GAAP financial measures for the three and nine months ended September 30, 2018 and 2017 and trailing twelve months ended September 30, 2018 and 2017.
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

◦
Adjusted EBITDA: a non-GAAP measure that reflects EBITDA, and further adjusts for certain net gains or losses on property disposals, letter of credit expenses, restructuring charges, transaction costs related to issuances of debt, nonrecurring consulting fees, permitted dispositions and discontinued operations, equity-based compensation expense, non-union pension settlement charges, and expenses associated with certain lump sum payments to our union employees, among other items, as defined in our credit facilities. Adjusted EBITDA is used for internal management purposes as a financial measure that reflects our core operating performance, to measure compliance with financial covenants in our term loan credit agreement and to determine certain executive bonus compensation.

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

The table below provides summary consolidated financial information for the third quarter and first three quarters of 2018 and 2017:

	Third Quarter			First Three Quarters
(in millions)	2018	2017	Percent Change	2018	2017	Percent Change
Operating revenue	$1,303.6	$1,251.2	4.2%	$3,844.6	$3,682.4	4.4%
Operating income (a)	41.2	43.4	(5.1)%	87.8	96.9	(9.4)%
Nonoperating expenses, net	33.6	39.5	(14.9)%	82.9	99.8	(16.9)%
Net income (loss)	2.9	3.0	(3.3)%	2.7	(3.3)	NM	(b)

(a)
Due to the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, “Operating income” for prior year has been updated to reflect the reclassification of pension expense

(b)	Not meaningful

Third Quarter of 2018 Compared to the Third Quarter of 2017

Our consolidated operating revenue increased $52.4 million, or 4.2%, during the third quarter of 2018 compared to the same period in 2017. The increase in revenue is primarily attributed to an increase in base yield excluding fuel surcharge and fuel surcharge revenue, while partially offset by a decrease in tonnage.

Total operating expenses increased $54.6 million, or 4.5%, for the third quarter of 2018 compared to the third quarter of 2017, and consisted primarily of higher fuel costs, higher contractual employee benefit costs, and an increase in purchased transportation expense.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $19.5 million, or 2.7%, primarily due to a $13.3 million increase in short-term incentive compensation, a $10.5 million increase in employee benefit costs, which are primarily related to contractual rate increases for union employees, partially offset by a $4.5 million decrease in wages largely due to a decrease in tonnage that reduced the amount of hours needed to process freight.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $17.0 million, or 7.8%, primarily due to an $18.5 million increase in fuel expense, which was largely driven by higher fuel prices on a per gallon basis, partially offset by fewer miles driven and improved miles per gallon.

Purchased transportation. Purchased transportation increased $14.3 million, or 8.5%, primarily due to a $9.3 million increase in long-term rentals in conjunction with the Company’s leasing strategy to reinvest in its fleet.  Purchased transportation expense also includes an $8.4 million increase in third-party costs for customer specific logistics solutions. These increases were partially offset by a $6.2 million decrease from reduced usage of local purchased transportation and short-term rentals.

Other operating expense. Other operating expense increased $5.0 million, or 8.3%, primarily due to a $5.5 million increase in third-party liability claims expense largely due to current year claims, partially offset by a $1.3 million decrease in cargo claims expense.

Losses on property disposals. Net losses on disposals of property were $1.9 million in the third quarter of 2018 primarily reflecting losses on the disposal of revenue equipment as compared to a $1.3 million loss in the third quarter of 2017 due to losses on the disposal of revenue equipment, partially offset by gains on the sale of real property.

Nonoperating expenses, net. Nonoperating expenses, net, decreased $5.9 million in the third quarter of 2018 compared to the third quarter of 2017 primarily driven by $6.7 million in expenses related to issuances of debt in 2017 as well as a $1.5 million loss on extinguishment of debt, with no such expenses in 2018, and a $1.6 million decrease in non-cash foreign exchange expense. These increases were partially offset by a $3.6 million increase in non-union pension and postretirement benefits expense which included a $7.2 million non-union pension settlement charge in 2018 with no such charge in 2017.

Our effective tax rate for the third quarter of 2018 and 2017 was 61.8% and 23.1%, respectively. Significant items impacting the 2018 rate include a provision for net state and foreign taxes, foreign withholding taxes related to a dividend from a foreign subsidiary, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2018. The significant items impacting the 2017 rate include a benefit recognized due to application of the exception to the rules regarding intra-period tax allocation, a net state and foreign tax provision, foreign withholding taxes related to a dividend from a foreign subsidiary, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2017. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At September 30, 2018 and December 31, 2017, substantially all of our net deferred tax assets were subject to a valuation allowance.

First Three Quarters of 2018 Compared to the First Three Quarters of 2017

Our consolidated operating revenue increased $162.2 million, or 4.4%, for the first three quarters of 2018 compared to the same period in 2017. The increase in revenue is primarily attributed to an increase in base yield excluding fuel surcharge and fuel surcharge revenue, partially offset by a decrease in tonnage.

Total operating expenses increased $171.3 million, or 4.8%, for the first three quarters of 2018 compared to the same period in 2017, and consisted primarily of an increase in purchased transportation expense, higher fuel costs, and higher contractual employee benefit costs.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $50.4 million, or 2.3%, primarily due to a $38.2 million increase in employee benefit costs, which are primarily related to contractual rate increases for union employees, and an $11.9 million increase in short-term incentive compensation.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $63.2 million, or 9.8%, primarily due to a $50.8 million increase in fuel expense, which was largely driven by higher fuel prices on a per gallon basis, partially offset by fewer miles driven and improved miles per gallon.

Purchased transportation. Purchased transportation increased $52.8 million, or 11.4%, primarily due to a $27.6 million increase in equipment lease expense of which $23.2 million was attributable to long-term rentals in conjunction with the Company’s leasing strategy to reinvest in its fleet. Purchased transportation expense also includes a $26.6 million increase in third-party costs for customer specific logistics solutions. These increases were partially offset by a $9.7 million decrease from reduced usage of local purchased transportation.

Losses on property disposals. Net losses on disposals were $7.3 million in the first three quarters of 2018 primarily reflecting losses on the disposal of revenue equipment as compared to a $3.0 million loss in the first three quarters of 2017, comprised of losses on the disposal of revenue equipment, which were partially offset by gains on the sale of real property.

Nonoperating expenses, net. Nonoperating expenses, net, decreased $16.9 million in the first three quarters of 2018 compared to the first three quarters of 2017 primarily driven by $6.7 million in expenses related to issuances of debt in 2017 and a $1.5 million loss on extinguishment of debt, with no such expenses in 2018. The decrease also includes a $5.3 million decrease in non-cash foreign exchange expense and a $3.8 million decrease in non-union pension and postretirement benefits expense, which included a $7.2 million non-union pension settlement charge in 2018 with no such charge in 2017.

Our effective tax rate for the first three quarters of 2018 and 2017 was 44.9% and (13.8)%, respectively. The significant items impacting the 2018 rate include a provision for net state and foreign taxes, foreign withholding taxes related to dividends from a foreign subsidiary, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2018. The significant items impacting the 2017 rate include a benefit recognized due to application of the exception to the rules regarding intra-period tax allocation, a net state and foreign tax provision, foreign withholding taxes related to a dividend from a foreign subsidiary, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2017.

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

YRC Freight Results

YRC Freight represented 63.1% of consolidated operating revenue for the third quarter of 2018, as compared to 63.0% for the third quarter of 2017. YRC Freight represented 62.4% of consolidated operating revenue for the first three quarters of 2018, as compared to 62.6% for the first three quarters of 2017. The table below provides summary financial information for YRC Freight for the third quarter and first three quarters of 2018 and 2017:

	Third Quarter			First Three Quarters
(in millions)	2018	2017	Percent Change	2018	2017	Percent Change
Operating revenue	$822.1	$787.8	4.4%	$2,401.0	$2,306.2	4.1%
Operating income	24.7	23.2	6.5%	44.6	46.6	(4.3)%
Operating ratio(a)	97.0%	97.1%	0.1 pp	98.1%	98.0%	(0.1) pp

(a)	pp represents the change in percentage points

Third Quarter of 2018 Compared to the Third Quarter of 2017

YRC Freight reported operating revenue of $822.1 million in the third quarter of 2018, an increase of $34.3 million, or 4.4%, compared to the same period in 2017. The increase in revenue is primarily attributed to an improvement in base yield, excluding fuel surcharge, and an increase in fuel surcharge revenue, partially offset by a decrease in tonnage. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the third quarter of 2018 compared to the third quarter of 2017:

	Third Quarter
	2018	2017	Percent Change(b)
Workdays	63.0	62.5

Total picked up revenue (in millions)(a)	$805.0	$776.3	3.7%
Total tonnage (in thousands)	1,541	1,592	(3.2)%
Total tonnage per day (in thousands)	24.46	25.47	(4.0)%
Total shipments (in thousands)	2,547	2,623	(2.9)%
Total shipments per day (in thousands)	40.43	41.96	(3.7)%
Total picked up revenue per hundred weight	$26.11	$24.38	7.1%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$22.85	$21.81	4.8%
Total picked up revenue per shipment	$316	$296	6.8%
Total picked up revenue per shipment (excluding fuel surcharge)	$277	$265	4.4%
Total weight per shipment (in pounds)	1,210	1,214	(0.3)%

	Third Quarter
(in millions)	2018	2017
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$822.1	$787.8
Change in revenue deferral and other	(17.1)	(11.5)
Total picked up revenue	$805.0	$776.3

(a)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue

(b)	Percent change based on unrounded figures and not the rounded figures presented

Operating income for YRC Freight was $24.7 million in the third quarter of 2018 compared to operating income of $23.2 million in the third quarter of 2017. Operating expenses increased $32.8 million, or 4.3%, primarily due to an increase in purchased transportation expense, higher fuel costs, and higher contractual employee benefit costs.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $4.6 million, or 1.0%, primarily due to an $8.3 million increase in employee benefit costs, which are primarily related to contractual benefit rate increases for union employees, partially offset by a $3.1 million decrease in wages largely due to a decrease in tonnage that reduced the amount of hours needed to process freight.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $12.8 million, or 9.6%, primarily due to a $10.9 million increase in fuel expense, which was driven by higher fuel prices on a per gallon basis, partially offset by fewer miles driven and improved miles per gallon, and a $5.9 million increase in professional fees due to increased non-recurring consulting fees and management and other corporate service fees. These were partially offset by a $3.7 million decrease in vehicle maintenance expense.

Purchased transportation. Purchased transportation increased $15.2 million, or 11.7%, primarily due to an $8.8 million increase in long-term rentals in conjunction with the Company’s leasing strategy to reinvest in its fleet. Purchased transportation expense also includes an $8.4 million increase in third-party costs for customer specific logistics solutions. These increases were partially offset by a $4.6 million decrease from reduced usage of local purchased transportation and short-term rentals.

Other operating expense. Other operating expense increased $2.3 million, or 6.3%, primarily due to a $3.4 million increase in third-party liability claims expense due to significant current year claims, partially offset by a $1.8 million decrease in cargo claims expense.

Losses on property disposals. Net losses on disposals of property were $1.6 million in the third quarter of 2018 primarily reflecting losses on the disposal of revenue equipment, compared to a $1.0 million loss in the third quarter of 2017 due to losses on the disposal of revenue equipment, partially offset by gains on the sale of real property.

First Three Quarters of 2018 Compared to the First Three Quarters of 2017

YRC Freight reported operating revenue of $2,401.0 million in the first three quarters of 2018, an increase of $94.8 million, or 4.1%, compared to the same period in 2017. The increase in revenue is primarily attributed to an improvement in base yield, excluding fuel surcharge, and an increase in fuel surcharge revenue, partially offset by a decrease in tonnage. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the first three quarters of 2018 compared to the first three quarters of 2017:

	First Three Quarters
	2018	2017	Percent Change(b)
Workdays	190.5	190.0

Total picked up revenue (in millions)(a)	$2,373.6	$2,285.3	3.9%
Total tonnage (in thousands)	4,663	4,766	(2.2)%
Total tonnage per day (in thousands)	24.48	25.08	(2.4)%
Total shipments (in thousands)	7,664	7,976	(3.9)%
Total shipments per day (in thousands)	40.23	41.98	(4.2)%
Total picked up revenue per hundred weight	$25.45	$23.97	6.2%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$22.33	$21.47	4.0%
Total picked up revenue per shipment	$310	$287	8.1%
Total picked up revenue per shipment (excluding fuel surcharge)	$272	$257	5.9%
Total weight per shipment (in pounds)	1,217	1,195	1.8%

	First Three Quarters
(in millions)	2018	2017
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$2,401.0	$2,306.2
Change in revenue deferral and other	(27.4)	(20.9)
Total picked up revenue	$2,373.6	$2,285.3

(a)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue

(b)	Percent change based on unrounded figures and not the rounded figures presented

Operating income for YRC Freight was $44.6 million in the first three quarters of 2018 compared to operating income of $46.6 million in the first three quarters of 2017. Operating expenses increased $96.8 million, or 4.3%, primarily due to an increase in purchased transportation expense, higher fuel costs, and higher contractual employee benefit costs.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $13.4 million, or 1.0%, primarily due to a $23.7 million increase in employee benefit costs, which are primarily related to contractual benefit rate increases for union employees, partially offset by an $8.1 million decrease in wages due largely to a decrease in tonnage that reduced the amount of hours needed to process freight.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $35.7 million, or 8.8%, primarily due to a $26.5 million increase in fuel expense, which was driven by higher fuel prices on a per gallon basis, partially offset by fewer miles driven and improved miles per gallon, and a $9.5 million increase in professional fees due to increased non-recurring consulting fees and increased management and other corporate service fees. These were partially offset by a $4.2 million decrease in vehicle maintenance expense.

Purchased transportation. Purchased transportation increased $49.8 million, or 14.2%, primarily due to a $25.1 million increase in equipment lease expense of which $20.9 million was attributable to long-term rentals in conjunction with the Company’s leasing strategy to reinvest in its fleet. Purchased transportation expense also includes a $26.6 million increase in third-party costs for customer specific logistics solutions. These increases were partially offset by a $9.1 million decrease from reduced usage of local purchased transportation.

Other operating expense. Other operating expense decreased $4.5 million, or 3.9%, primarily due to a $4.9 million decrease in cargo claims expense due to a decrease in the number of claims filed.

Losses on property disposals. Net losses on disposals of property were $6.2 million in the first three quarters of 2018 primarily reflecting losses on the disposal of revenue equipment compared to a $1.7 million loss in the first three quarters of 2017, comprised of losses on the disposal of revenue equipment, which were partially offset by gains on the sale of real property.
Regional Transportation Results
Regional Transportation represented 36.9% of consolidated operating revenue for the third quarter of 2018, as compared to 37.0% for the third quarter of 2017. Regional Transportation represented 37.6% of consolidated operating revenue for the first three quarters of 2018, as compared to 37.4% for the first three quarters of 2017. The table below provides summary financial information for Regional Transportation for the third quarter and first three quarters of 2018 and 2017:

	Third Quarter			First Three Quarters
(in millions)	2018	2017	Percent Change	2018	2017	Percent Change
Operating revenue	$481.5	$463.5	3.9%	$1,443.8	$1,376.5	4.9%
Operating income	18.4	21.5	(14.4)%	52.8	59.0	(10.5)%
Operating ratio(a)	96.2%	95.4%	(0.8) pp	96.3%	95.7%	(0.6) pp

(a)	pp represents the change in percentage points

Third Quarter of 2018 Compared to the Third Quarter of 2017

Regional Transportation reported operating revenue of $481.5 million for the third quarter of 2018, an increase of $18.0 million, or 3.9%, from the third quarter of 2017. The increase in revenue is primarily attributed to an increase in base yield, excluding fuel surcharge, and increased fuel surcharge revenue, partially offset by a decrease in tonnage. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the third quarter of 2018 compared to the third quarter of 2017:

	Third Quarter
	2018	2017	Percent Change(b)
Workdays	63.0	62.5

Total picked up revenue (in millions)(a)	$481.3	$463.4	3.9%
Total tonnage (in thousands)	1,891	1,975	(4.3)%
Total tonnage per day (in thousands)	30.01	31.60	(5.0)%
Total shipments (in thousands)	2,471	2,631	(6.1)%
Total shipments per day (in thousands)	39.22	42.10	(6.8)%
Total picked up revenue per hundred weight	$12.73	$11.73	8.5%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$11.19	$10.52	6.3%
Total picked up revenue per shipment	$195	$176	10.6%
Total picked up revenue per shipment (excluding fuel surcharge)	$171	$158	8.4%
Total weight per shipment (in pounds)	1,530	1,501	1.9%

	Third Quarter
(in millions)	2018	2017
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$481.5	$463.5
Change in revenue deferral and other	(0.2)	(0.1)
Total picked up revenue	$481.3	$463.4

(a)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods

(b)	Percent change based on unrounded figures and not the rounded figures presented

Operating income for Regional Transportation was $18.4 million for the third quarter of 2018 compared to $21.5 million for the third quarter of 2017. Operating expenses increased $21.1 million, or 4.8%, primarily due to higher fuel costs, an increase in bonus compensation, and an increase in third-party liability claims expense.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $7.6 million, or 2.8%, primarily due to a $5.3 million increase in short-term incentive compensation and a $1.9 million increase in employee benefit costs, which is primarily related to contractual rate increases for union employees.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $11.2 million, or 12.8%, primarily due to a $7.6 million increase in fuel expense, which was largely driven by higher fuel prices on a per gallon basis, partially offset by fewer miles driven. Vehicle maintenance expense also increased $1.7 million primarily due to the timing of revenue equipment additions.

Purchased transportation. Purchased transportation decreased $0.8 million, or 1.9%, primarily due to a $0.9 million decrease in local purchased transportation expense.

Other operating expenses. Other operating expenses increased $2.6 million, or 10.8%, primarily due to a $2.1 million increase in third-party liability claims expense as a result of unfavorable development on prior year claims.

First Three Quarters of 2018 Compared to the First Three Quarters of 2017

Regional Transportation reported operating revenue of $1,443.8 million for the first three quarters of 2018, an increase of $67.3 million, or 4.9%, from the first three quarters of 2017. The increase in revenue is primarily attributed to an increase in base yield, excluding fuel surcharge, and increased fuel surcharge revenue, partially offset by a decrease in tonnage. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the first three quarters of 2018 compared to the first three quarters of 2017:

	First Three Quarters
	2018	2017	Percent Change(b)
Workdays	190.5	190.0

Total picked up revenue (in millions)(a)	$1,445.1	$1,378.8	4.8%
Total tonnage (in thousands)	5,806	5,935	(2.2)%
Total tonnage per day (in thousands)	30.48	31.24	(2.4)%
Total shipments (in thousands)	7,505	7,902	(5.0)%
Total shipments per day (in thousands)	39.40	41.59	(5.3)%
Total picked up revenue per hundred weight	$12.44	$11.61	7.1%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$10.96	$10.43	5.1%
Total picked up revenue per shipment	$193	$174	10.3%
Total picked up revenue per shipment (excluding fuel surcharge)	$170	$157	8.2%
Total weight per shipment (in pounds)	1,547	1,502	3.0%

	First Three Quarters
(in millions)	2018	2017
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,443.8	$1,376.5
Change in revenue deferral and other	1.3	2.3
Total picked up revenue	$1,445.1	$1,378.8

(a)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods.

(b)	Percent change based on unrounded figures and not the rounded figures presented.

Operating income for Regional Transportation was $52.8 million for the first three quarters of 2018 compared to $59.0 million for the first three quarters of 2017. Operating expenses increased $73.5 million, or 5.6%, primarily due to higher fuel costs, an increase in contractual wages and employee benefit costs, and an increase in vehicle maintenance expense.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $24.0 million, or 2.9%, primarily due to a $13.0 million increase in employee benefit costs and a $6.0 million increase in wages, which are primarily related to contractual rate increases for union employees, combined with a $3.6 million increase in short-term incentive compensation.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $40.2 million, or 15.5%, primarily due to a $24.3 million increase in fuel expense, which was largely driven by higher fuel prices on a per gallon basis, partially offset by fewer miles driven. Additionally, we had a $6.7 million increase in vehicle maintenance expense which was primarily due to the timing of revenue equipment additions, and we had a $4.2 million increase in other operating expenses which was largely impacted by higher costs associated with hardware and software maintenance expense.

Purchased transportation. Purchased transportation increased $3.0 million, or 2.7%, primarily due to a $2.5 million increase in equipment lease expense of which $2.3 million was attributable to long-term rentals in conjunction with the Company’s leasing strategy to reinvest in its fleet.

Other operating expenses. Other operating expenses increased $5.6 million, or 7.9%, primarily due to a $2.3 million increase in cargo claims expense due to an increase in the number of claims filed and a $2.2 million increase in third-party liability claims expense as a result of less favorable development on prior year claims.

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

Consolidated Adjusted EBITDA

The reconciliation of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA (defined in our Term Loan Agreement as “Consolidated EBITDA”) for the third quarter and first half of 2018 and 2017, and the trailing twelve months ended September 30, 2018 and 2017, is as follows:

	Third Quarter		First Three Quarters		Trailing Twelve Months Ended
(in millions)	2018	2017	2018	2017	September 30, 2018	September 30, 2017
Reconciliation of net income (loss) to Adjusted EBITDA(a):
Net income (loss)	$2.9	$3.0	$2.7	$(3.3)	$(4.8)	$(10.8)
Interest expense, net	26.2	25.9	77.2	76.7	102.9	102.1
Income tax expense (benefit)	4.7	0.9	2.2	0.4	(5.5)	0.1
Depreciation and amortization	34.9	36.7	110.2	111.0	146.9	151.3
EBITDA	68.7	66.5	192.3	184.8	239.5	242.7
Adjustments for Term Loan Agreement:
Losses (gains) on property disposals, net	1.9	1.3	7.7	3.0	4.1	(0.4)
Letter of credit expense	1.6	1.7	5.0	5.1	6.7	6.8
Restructuring charges	0.5	0.3	1.7	0.3	2.3	0.3
Transaction costs related to issuances of debt	—	6.7	—	8.9	1.4	8.9
Nonrecurring consulting fees	2.0	—	5.2	—	5.2	—
Permitted dispositions and other	(0.4)	0.3	0.3	1.1	0.4	2.3
Equity-based compensation expense	0.7	1.3	5.5	5.3	6.7	6.6
Non-union pension settlement charge	7.2	—	7.2	—	14.8	—
Other, net(b)	2.0	3.3	5.8	7.2	8.1	6.2
Adjusted EBITDA	$84.2	$81.4	$230.7	$215.7	$289.2	$273.4

(a)	Certain immaterial reclassifications have been made to prior year to conform to current year presentation.

(b)	As required under our Term Loan Agreement, Other, net shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Segment Adjusted EBITDA

The following represents Adjusted EBITDA by segment for the third quarter and first three quarters of 2018 and 2017:

	Third Quarter		First Three Quarters
(in millions)	2018	2017	2018	2017
Adjusted EBITDA by segment:
YRC Freight	$48.6	$42.6	$125.2	$105.8
Regional Transportation	35.7	38.7	105.1	110.3
Corporate and other	(0.1)	0.1	0.4	(0.4)
Adjusted EBITDA	$84.2	$81.4	$230.7	$215.7

The reconciliation of operating income (loss), by segment, to Adjusted EBITDA for the third quarter and first three quarters of 2018 and 2017, is as follows:

	Third Quarter		First Three Quarters
YRC Freight segment (in millions)	2018	2017	2018	2017
Reconciliation of operating income to Adjusted EBITDA(a):
Operating income	$24.7	$23.2	$44.6	$46.6
Depreciation and amortization	18.4	21.1	61.5	63.6
Losses on property disposals, net	1.6	1.0	6.5	1.7
Letter of credit expense	1.0	1.1	3.1	3.3
Restructuring charges	—	0.3	0.1	0.3
Non-union pension and postretirement benefits(b)	0.4	(2.9)	1.5	(8.8)
Nonrecurring consulting fees	1.9	—	5.0	—
Other, net(c)	0.6	(1.2)	2.9	(0.9)
Adjusted EBITDA	$48.6	$42.6	$125.2	$105.8

	Third Quarter		First Three Quarters
Regional Transportation segment (in millions)	2018	2017	2018	2017
Reconciliation of operating income to Adjusted EBITDA:
Operating income	$18.4	$21.5	$52.8	$59.0
Depreciation and amortization	16.2	15.6	48.4	47.4
Losses on property disposals, net	0.3	0.3	1.1	1.3
Letter of credit expense	0.6	0.5	1.7	1.6
Other, net(c)	0.2	0.8	1.1	1.0
Adjusted EBITDA	$35.7	$38.7	$105.1	$110.3

	Third Quarter		First Three Quarters
Corporate and other (in millions)	2018	2017	2018	2017
Reconciliation of operating loss to Adjusted EBITDA(a):
Operating loss	$(1.9)	$(1.3)	$(9.6)	$(8.7)
Depreciation and amortization	0.2	—	0.3	—
Losses on property disposals, net	—	—	0.1	—
Letter of credit expense	0.1	0.1	0.2	0.2
Restructuring charges	0.5	—	1.6	—
Transaction costs related to issuances of debt	—	—	—	2.2
Permitted dispositions and other	(0.4)	0.3	0.3	1.1
Non-union pension and postretirement benefits(b)	(0.1)	(0.4)	(0.3)	(1.0)
Equity-based compensation expense	0.7	1.3	5.5	5.3
Other, net(c)	0.8	0.1	2.3	0.5
Adjusted EBITDA	$(0.1)	$0.1	$0.4	$(0.4)

(a)	Certain immaterial reclassifications have been made to prior year to conform to current year presentation.

(b)
Due to the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, “Operating income (loss)” for prior year has been updated to reflect the reclassification of pension expense.

(c) As required under our Term Loan Agreement, Other, net shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Cybersecurity Incident

During the third quarter of 2018, an employee email account was compromised by unknown persons outside of our company via a phishing email. Upon completion of an investigation into the incident, we determined that certain personal information of many of our employees may have been compromised and we promptly notified the impacted individuals. We incurred insignificant legal and other costs in connection with remediating this incident, and the incident did not have any impact on our operations.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective cash flow from operations. As of September 30, 2018, our availability under our ABL Facility was $73.9 million, which is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $345.0 million of outstanding letters of credit. Our Managed Accessibility was $32.0 million, which is the measure of availability management uses based on the ABL requirement to maintain availability in an amount at least equal to or above 10% of the collateral line cap. Our cash and cash equivalents and Managed Accessibility was $225.2 million as of September 30, 2018.

Outside of funding normal operations, our principal uses of cash include making contributions to various multi-employer pension funds and our single-employer pension plans, and meeting our other cash obligations including, but not limited to, paying principal and interest on our funded debt, making payments on our equipment leases, and funding capital expenditures.

As of September 30, 2018, we had $904.4 million in aggregate par value of outstanding indebtedness, the majority of which matures in 3-5 years. We also have future funding obligations for our single-employer pension plans and various multi-employer pension funds. We expect our funding obligations for the remainder of 2018 for our multi-employer pension funds and single-employer pension plans will be $27.6 million and $2.0 million, respectively. In addition, we have, and will continue to have, operating lease obligations. As of September 30, 2018, our operating lease payment obligations through 2030 totaled $409.9 million and are expected to increase as we lease additional revenue equipment. For the first three quarters of 2018, we entered into new operating leases for revenue equipment totaling $136.4 million in future lease payments, payable over an average lease term of five years.

Our capital expenditures for the first three quarters of 2018 and 2017 were $92.4 million and $70.8 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, to refurbish engines for our revenue fleet, and for capitalized costs to improve our technology infrastructure.

As of September 30, 2018, our Standard & Poor’s Corporate Family Rating was “B-” with a stable outlook and Moody’s Investor Service Corporate Family Rating was “B3” with a positive outlook.

Credit Facility Covenants

Our Term Loan Agreement has certain financial covenants that, among other things, restrict certain capital expenditures and require us to not exceed a maximum total leverage ratio (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA). These covenants are more fully described in the “Debt and Financing” footnote to the consolidated financial statements. At September 30, 2018, we were in compliance with all such covenants.

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

Cash Flows

Operating Cash Flow

Cash provided by operating activities was $157.9 million during the first three quarters of 2018, compared to $66.6 million during the first three quarters of 2017. The increase in operating cash flows was primarily attributable to a $78.1 million increase in working capital, primarily related to timing in accounts receivables and payables of $39.9 million and a decrease in minimum cash contributions for the non-union pension plans of $26.5 million.  Cash provided by operations also improved due to a $6.0 million increase in net income.

Investing Cash Flow

Cash used in investing activities was $87.5 million during the first three quarters of 2018 compared to $62.6 million during the first three quarters of 2017, an increase of $24.9 million largely driven by higher revenue equipment acquisitions of $21.6 million and lower cash proceeds from the sale of real property.

Financing Cash Flow

Cash used in financing activities for the first three quarters of 2018 and 2017 was $22.9 million and $64.9 million, respectively, which consist primarily of repayments on our long-term debt. Cash used in financing activities for the first three quarters of 2017 also included $14.3 million in debt issuance costs incurred during the quarter.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual cash obligations and other commercial commitments as of September 30, 2018.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of September 30, 2018:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ABL Facility(a)	$20.8	$7.0	$13.8	$—	$—
Term Loan(b)	811.7	81.1	155.9	574.7	—
Lease financing obligations(c)	247.8	38.8	51.9	48.2	108.9
Pension deferral obligations(d)	99.4	7.3	14.3	77.8	—
Workers’ compensation, property damage and liability claims obligations(e)	369.6	105.0	116.3	51.9	96.4
Operating leases(f)	409.9	129.5	192.6	69.7	18.1
Other contractual obligations(g)	24.7	20.3	3.2	1.2	—
Capital expenditures and other (h)	47.3	47.3	—	—	—
Total contractual obligations	$2,031.2	$436.3	$548.0	$823.5	$223.4

(a)	The ABL Facility includes future payments for the letter of credit and unused line fees and are not included on the Company’s consolidated balance sheets.

(b)	The Term Loan includes principal and interest payments, but excludes unamortized discounts.

(c)
The lease financing obligations include interest payments of $217.8 million and principal payments of $30.0 million. The remaining principal obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

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

		Amount of Commitment Expiration Per Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ABL Facility availability (a)	$73.9	$—	$73.9	$—	$—
Letters of credit(b)	345.0	—	345.0	—	—
Surety bonds(c)	123.5	123.5	—	—	—
Total commercial commitments	$542.4	$123.5	$418.9	$—	$—

(a)
Availability under the ABL Facility is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our outstanding letters of credit. Managed Accessibility was $32.0 million.

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

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of September 30, 2018 and have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Effective January 1, 2018, we implemented the human resources and payroll modules of the new comprehensive enterprise resource planning (ERP) system at several of our companies, including our largest operating company. Although the processes that constitute our internal control over financial reporting were affected by the implementation, the Company performed procedures at each phase as part of its assessment of the effectiveness of internal control over financial reporting. We do not believe that the implementation had a material adverse effect on our internal controls over financial reporting.

We implemented ASU 2014-09, Revenue from Contracts with Customers, on January 1, 2018 with no major changes in our internal controls over financial reporting related to our revenue recognition process.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” note to our consolidated financial statements included with this quarterly report on Form 10-Q, and that discussion is incorporated by reference herein.

Item 5. Other Information

The Board of Directors has established June 5, 2019 as the date of our 2019 Annual Meeting of Stockholders (the 2019 Annual Meeting). Because the date of the 2019 Annual Meeting will be more than 30 days after the anniversary of our 2018 Annual Meeting of Stockholders, we are informing stockholders of the change in accordance with Rule 14a-5(f) under the Securities Exchange Act of 1934 (the “Exchange Act”). For stockholders who wish to present a proposal to be considered for inclusion in our proxy materials for the 2019 Annual Meeting, we have set a new deadline for the receipt of such proposals in accordance with Rule 14a-8 under the Exchange Act. For inclusion in the proxy materials to be distributed for the 2019 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act of 1934, a stockholder proposal must be submitted in writing and received by our Secretary on or before December 25, 2018.

The Company’s Amended and Restated Bylaws (“Bylaws”) further provide that a stockholder proposal of other business that is not submitted for inclusion in the Company’s proxy materials, but that a stockholder instead wishes to present directly at the 2019 Annual Meeting, must be submitted by notice in writing and received by the Company’s Secretary not fewer than 60 days or more than 90 days prior to the date of the 2019 Annual Meeting, as provided in our Bylaws. Accordingly, for proposal of other business that is not submitted for inclusion in the Company’s proxy materials, such proposal must be received in writing by our Secretary no later than April 6, 2019 and no earlier than March 7, 2019.

Item 6. Exhibits

31.1*	Certification of Darren D. Hawkins filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Stephanie D. Fisher filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Darren D. Hawkins furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Stephanie D. Fisher furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
__________________________
* Indicates documents filed herewith.
** Indicates documents furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YRC WORLDWIDE INC.

Date: November 1, 2018	/s/ Darren D. Hawkins
Darren D. Hawkins
Chief Executive Officer

Date: November 1, 2018	/s/ Stephanie D. Fisher
Stephanie D. Fisher
Chief Financial Officer