Form 10-K
period 2018-12-31
YRC Worldwide Inc.
filed 2019-02-19
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes  ☐    No  ☒

As of June 29, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $331.5 million based on the closing price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2019
Common Stock, $0.01 par value per share	33,843,786 shares

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

PART I

Item 1. Business

General Description of the Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide,” the “Company,” “we,” “us” or “our”) is a holding company that, through its operating subsidiaries, offers its customers a wide range of transportation services. We have one of the largest, most comprehensive less-than-truckload (“LTL”) networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer expertise in LTL shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence. Our reporting segments include the following:

•
YRC Freight is the reporting segment that focuses on longer haul business opportunities with national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management. This reporting segment includes, YRC Inc. (doing business as, and hereinafter referred to as, “YRC Freight”), our LTL subsidiary, Reimer Express Lines Ltd. (“YRC Reimer”), a subsidiary located in Canada that specializes in shipments into, across and out of Canada, and HNRY Logistics, Inc. (“HNRY Logistics”), our logistics solutions provider. In addition to the United States and Canada, YRC Freight also serves parts of Mexico and Puerto Rico.

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

Incorporated in Delaware in 1983 and headquartered in Overland Park, Kansas, we employed approximately 31,000 people as of December 31, 2018. The mailing address of our headquarters is 10990 Roe Avenue, Overland Park, Kansas 66211, and our telephone number is (913) 696-6100. Our website is www.yrcw.com. Through the “SEC Filings” link on our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All of these filings may be viewed or printed from our website free of charge.

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

YRC Freight serves manufacturing, wholesale, retail and government customers throughout North America. YRC Freight’s approximate 19,000 employees are dedicated to operating its extensive network which supports approximately 10.1 million shipments annually. YRC Freight shipments have an average shipment size of approximately 1,200 pounds and travel an average distance of roughly 1,250 miles. Operations research and engineering teams coordinate the equipment, routing, sequencing and timing necessary to efficiently transport shipments through our distribution network. On December 31, 2018, YRC Freight’s revenue fleet was comprised of approximately 7,600 tractors, including approximately 5,400 owned tractors and 2,200 leased tractors, and approximately 30,700 trailers, including approximately 22,700 owned trailers and 8,000 leased trailers. The YRC Freight network includes 260 strategically located service facilities including 126 owned facilities with approximately 8,100 doors and 134 leased facilities with approximately 6,000 doors.

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

•
Logistics Solutions: includes a variety of services to meet industry and customer-specific needs with offerings such as custom projects, consolidation and distribution, reverse logistics, residential white glove, and exhibit services.  These services are provided under HNRY Logistics.

•	yrcfreight.com and HNRYLogistics.com: secure e-commerce websites offering online resources for supply chain visibility and shipment management in real time.

YRC Freight includes the operations of its wholly owned Canadian subsidiary, YRC Reimer, and wholly owned logistics solutions subsidiary, HNRY Logistics. Founded in 1952, YRC Reimer offers Canadian shippers a selection of direct connections within Canada and throughout North America. YRC Reimer’s operating network and information systems are completely integrated with those of YRC Freight, enabling YRC Reimer to provide seamless cross-border services between Canada, Mexico and the United States and markets overseas. Formed in 2018, HNRY Logistics is a coast-to-coast logistics brokerage company utilizing the YRC Worldwide portfolio of LTL companies to provide a full suite of logistics solutions to our customers.

YRC Freight represented 63% of our consolidated operating revenue in 2018, 2017 and 2016.

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

The approximate 12,000 employees of our Regional Transportation companies serve and support manufacturing, wholesale, retail and government customers throughout North America and transport approximately 9.8 million shipments annually. Regional Transportation shipments have an average shipment size of approximately 1,400 pounds and travel an average distance of roughly 400 miles. As of December 31, 2018, the Regional Transportation revenue fleet includes approximately 6,500 tractors including approximately 4,800 owned and 1,700 leased and approximately 14,300 trailers including approximately 10,600 owned and 3,700 leased. The Regional Transportation network includes 124 service facilities including 62 owned facilities with approximately 3,900 doors and 62 leased facilities with approximately 2,800 doors.

The Regional Transportation companies accounted for 37% of our consolidated operating revenue in 2018, 2017 and 2016.

Parent Company

YRC Worldwide, headquartered in Overland Park, Kansas, has approximately 400 employees. The parent company provides centrally-managed support to our operating companies that spans a variety of functions, including components of IT, finance, legal, risk management, sales, procurement, and security.

Each of our shared services organizations charges the operating companies for their services, either based upon usage or on an overhead allocation basis.

Competition

Our companies operate in a highly competitive environment. Our competitors include global, integrated freight transportation services providers, global freight forwarders, national freight services providers (including intermodal providers), regional or interregional carriers, third party logistics providers, and small, intraregional transportation companies. The entire trucking industry also faces emerging competition from online technology firms that specialize in load-matching services and large customers that may use their significant scale advantages to offer transportation solutions to their suppliers and customers.

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
Asset-based LTL carriers utilize Third Party Logistics (“3PL”) firms. These non-asset based service providers are both our customers and competitors. As customers, these firms aggregate truck shipment demand and distribute that demand across the transportation sector. Asset-based LTL carriers are the providers of shipping capacity to 3PL companies and thus our LTL offerings can benefit from the relationships with 3PL firms. As competitors, 3PLs often control shipper relationships and can shift shipment volumes away from specific carriers. Certain 3PLs have completed purchases of asset-based LTL carriers and certain LTL carriers have completed purchases of 3PLs, both of which might alter the competitive landscape in the future.
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
Regulation

Our operating companies and other interstate motor carriers were substantially deregulated following the enactment of the Motor Carrier Act of 1980, the Trucking Industry Regulatory Reform Act of 1994, the Federal Aviation Administration Authorization of 1994 and the ICC Termination Act of 1995. Prices and services are now largely free of regulatory controls, although states retain the right to require compliance with safety and insurance requirements, and interstate motor carriers remain subject to regulatory controls imposed by agencies within the U.S. Department of Transportation.
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
Our operating companies store fuel and lubricating oils for use in our revenue equipment in approximately 242 underground storage tanks (“USTs”) located throughout the United States. Maintenance of such USTs is regulated at the federal and, in some cases, state level. The USTs are required to have leak detection systems and are required to be extracted upon our exiting the property.
During 2018, we spent approximately $9.0 million to comply with U.S. federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, “Environmental Regulations”). In 2019, we expect to spend approximately $9.1 million to comply with the Environmental Regulations. Based upon current information, we believe that our compliance with Environmental Regulations will not have a material adverse effect upon our capital expenditures, results of operations and competitive position because we have either made adequate reserves for such compliance expenditures or the cost for such compliance is expected to be small in comparison with our overall expenses.
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

The former Yellow Transportation (now a part of YRC Freight) has been alleged to be a PRP for two locations: Angeles Chemical Co., Santa Fe Springs, CA and Alburn Incinerator, Inc., Chicago, IL, which is included in the Lake Calumet Cluster Site. With respect to these sites, there is little, if any evidence that YRC Freight contributed to any contamination and these allegations are not believed to present material exposure. The former Roadway Express (now a part of YRC Freight) has been alleged to be a PRP for three locations: Ward Transformer, Raleigh, NC, Roosevelt Irrigation District, Phoenix, AZ and Berry's Creek, Carlstadt, NJ. There is scant evidence connecting YRC Freight with either the Ward Transformer site or to the Roosevelt Irrigation District’s contaminated groundwater wells and any potential exposure is believed to be immaterial. The EPA and a number of potentially responsible parties have performed a Remedial Investigation and Feasibility Study (“RI/FS”) and the EPA has issued a record of decision for an interim remedy for the Berry’s Creek Study Area (“BCSA”). The EPA has requested that YRC Freight participate in designing the remedy (“Remedial Design”) for the BCSA. YRC Freight does not believe that it is a PRP for the BCSA and has, therefore, declined to participate in the Remedial Design.

The EPA has issued YRC Worldwide a Request for Information (“RFI”) regarding current and former Yellow Transportation and Roadway Express (now YRC Freight) facilities adjacent to or in close proximity of Newtown Creek, NY and its tributaries. None of YRC Worldwide’s operating companies have been named as a PRP in this matter, but YRC Freight has entered into a tolling agreement with the Newtown Creek Group (“NCG”). The NCG is comprised of five companies and the City of New York who, per Consent Order, have agreed to perform a RI/FS under the supervision of the EPA. The EPA’s website regarding this matter provides status updates of site investigations and study.

USF RedStar LLC, a non-operating subsidiary, has been alleged to be a PRP at three locations: Booth Oil, N. Tonawanda, NY and two separate landfills in Byron, NY, and Moira, NY. Holland has been alleged to be a PRP in an RFI for one location, Horton Sales Piedmont Site, Greenville County, SC.

Although the outcome of any legal matter is subject to uncertainties, based on our current knowledge, we believe the potential combined costs at all of the above sites will not be significant and we believe we have made adequate reserves for complying with future EPA demands at such sites.

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

Business Risks

If our relationship with our employees and unions were to deteriorate, we may be faced with labor disruptions or stoppages or general uncertainty by our customers, which could have a material adverse effect on our business, financial condition and results of operations, result in a loss of customers, and place us at a disadvantage relative to non-union competitors.
Each of our operating subsidiaries has employees who are represented by the International Brotherhood of Teamsters (“IBT”). These employees represent 78% of our workforce at December 31, 2018. Salaries, wages and employee benefits for both union and non-union employees compose over half of our operating costs.
Each of our YRC Freight, New Penn, and Holland subsidiaries employ most of their unionized employees under the terms of a common national master freight agreement with the IBT, as supplemented by additional regional supplements and local agreements, a significant majority of which will expire on March 31, 2019. If we are unable to reach agreement with our unionized IBT employees on the amended terms of the collective bargaining agreement, we may be subject to work interruptions and/or stoppages. Any work stoppage could immediately and adversely affect our ability to operate our freight transportation services and could have a material adverse effect on our financial condition, results of operations and the price of our common stock. Among other consequences, this could cause potential disruption in service or uneasiness for our customers, who may seek other transportation service alternatives. Moreover, there is a general risk of deterioration in customer accounts during the negotiation process due to uncertainty or potential negative publicity which may adversely impact the Company’s ability to maintain expected volume and revenue expectations as contract expiration approaches pending a ratified agreement. In addition, any labor dispute, work stoppage or strike may materially impact our results of operations and could cause us to be unable to meet the terms of the term loan facility, ABL Facility, and our amended and restated contribution deferral agreements. In addition, any labor dispute, work stoppage or strike could increase significantly our funding obligations under our multi-employer pension plans. The IBT also represents a number of employees at Reddaway and YRC Reimer under more localized agreements, which have wages, benefit contributions and other terms and conditions that better fit the cost structure and operating models of these business units. Our subsidiaries are regularly subject to grievances, arbitration proceedings and other claims concerning alleged past and current non-compliance with applicable labor law and collective bargaining agreements.
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
We are subject to business risks and increasing costs associated with the transportation industry that are largely out of our control, any of which could adversely affect our business, financial condition and results of operations. The factors contributing to these risks and costs include increasing equipment and operational costs, weather, fuel prices, interest rates, insurance premiums, self-insurance levels, letters of credit required to support outstanding claims, license and registration fees, and excess capacity in the transportation industry, as well as the other factors discussed in this risk factor section. Further, we periodically need to upgrade or change our technology systems, which may be costly and could disrupt or reduce the efficiency of our operations.

We operate in a highly competitive industry, and our business will suffer if we are unable to adapt to competitive pressures which could have a material adverse effect on our business, financial condition and results of operations.
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

Our pension expense could increase significantly and have a material adverse effect on our business, financial condition and results of operations.
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
YRC Freight, Holland, Reddaway and New Penn also contribute to various separate multi-employer health, welfare and pension plans for employees that are covered by our collective bargaining agreements.
Based on information obtained from public filings and from plan administrators and trustees, we believe our portion of the contingent liability in the case of a full withdrawal from or termination of all of the multi-employer pension plans would be an estimated $9 billion on a pre-tax basis. If we were subject to withdrawal liability with respect to a multi-employer plan, the Employment Retirement Income Security Act of 1974, as amended (“ERISA”), provides that a withdrawing employer can pay the obligation in a lump sum or over time based upon an annual payment that is the highest contribution rate to the relevant plan multiplied by the average of the three highest consecutive years measured in contribution base units, which, in some cases, could be up to 20 years. Even so, our applicable subsidiaries have no current intention of taking any action that would subject us to payment of material withdrawal obligations; however, we cannot provide any assurance that such obligations will not arise in the future which would have a material adverse effect on our business, financial condition, liquidity and results of operations.
Ongoing self-insurance and claims expenses could have a material adverse effect on our business, financial condition and results of operations.
Our future insurance and claims expenses might exceed historical levels. We currently self-insure for a majority of our claims exposure resulting from workers’ compensation, property damage and liability claims, and cargo, supplemented by high deductible purchased insurance. If the number or severity of claims for which we are self-insured increases, our business, financial condition and results of operations could be adversely affected, and we may have to post additional letters of credit or cash collateral to state workers’ compensation authorities or insurers to support our insurance policies, which may adversely affect our liquidity. Although we have significantly reduced our letter of credit expense in recent years, there is no assurance this trend will continue. If we lose our ability to self-insure, our insurance costs could materially increase, and we may find it difficult to obtain adequate levels of insurance coverage.
Our self-insured retention limits can make our insurance and claims expense higher and/or more volatile. We accrue for the costs of the uninsured portion of pending claims, based on the nature and severity of individual claims and historical claims development trends. Estimating the number and severity of claims, as well as related judgment or settlement amounts is inherently difficult. This, along with legal expenses associated with claims, incurred but not reported claims, and other uncertainties can cause unfavorable differences between actual self-insurance costs and our reserve estimates.
In general, our insurance coverage with respect to each of workers’ compensation, property damage and liability claims, and cargo claims is subject to policy limits. Although we believe our aggregate insurance policy limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits. In this case, we would bear the excess expense, in addition to the amount of our self-insurance retention. Our insurance and claims expense could increase, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced.

We have significant ongoing capital expenditure requirements that could have a material adverse effect on our business, financial condition and results of operations if we are unable to generate sufficient cash from operations.
Our business is capital intensive. Our capital expenditures focus primarily on revenue equipment replacement, investments in information technology and improvements to land and structures. Our capital expenditures for each of the years ended December 31, 2018 and 2017 was $145.4 million and $103.3 million. These amounts were principally used to fund the purchase of used tractors and trailers, to refurbish engines for our revenue fleet, and capitalized costs for our network facilities and technology infrastructure. We will need to continue to update our fleet. If we are unable to generate sufficient cash from operations to fund our capital requirements, we may have to limit our growth, utilize our existing liquidity, or enter into additional financing arrangements, including leasing arrangements, or operate our revenue equipment (including tractors and trailers) for longer periods resulting in increased maintenance costs, any of which could reduce our operating income. If our cash from operations and existing financing arrangements are not sufficient to fund our capital expenditure requirements, we may not be able to obtain additional financing at all or on terms acceptable to us. In addition, our credit facilities contain provisions that limit our level of annual capital expenditures.
We operate in an industry subject to extensive government regulations, and costs of compliance with, or liability for violation of, existing or future regulations could significantly increase our costs of doing business.
The U.S. Departments of Transportation and Homeland Security and various federal, state, local and foreign agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and permits to conduct transportation business. Our drivers are also subject to hours-of-service rules of the Federal Motor Carrier Safety Administration (“FMCSA”). In the future, we may become subject to new or more restrictive regulations that the FMCSA, Departments of Transportation and Homeland Security, the Occupational Safety and Health Administration, the Environmental Protection Agency or other authorities impose, including regulations relating to engine exhaust emissions, fuel efficiency, the hours of service that our drivers may provide in any one-time period, security and other matters. Compliance with these regulations could substantially impair productivity and increase our costs.
In December 2010, the FMCSA established the Compliance Safety Accountability (“CSA”) motor carrier oversight program under which drivers and fleets are evaluated based on certain safety-related standards. Carriers’ safety and fitness ratings under CSA include the on-road safety performance of the carriers’ drivers. The FMCSA has also implemented changes to the hours of service (“HOS”) regulations which govern the work hours of commercial drivers and adopted a rule that requires commercial drivers who use paper log books to maintain hours-of-service records with electronic logging devices (“ELDs”) and will require commercial drivers who use automatic on-board recording devices (“AOBRDs”) to record HOS to use ELDs by December 2019. The vast majority of our companies’ fleets utilize AOBRDs, and we are currently in the process of updating our fleet to meet the ELD requirement deadline of December 2019. At any given time, there are also other proposals for safety-related standards that are pending legislative or administrative approval or adoption. If additional or more stringent standards are adopted, such may result in a reduction of the pool of qualified drivers available for employment by us. If we experience safety and fitness violations, our safety and fitness scores could be adversely impacted and out fleet could be ranked poorly as compared to our peers. A reduction in our safety and fitness scores or those of our drivers could also reduce our competitiveness in relation to other companies that have higher scores. Additionally, competition for qualified drivers with favorable safety ratings may increase and thus result in increases in driver-related compensation costs.

Like many trucking companies, we compensate our drivers based primarily on mileage rate and activity-based formulas. The state of  California adopted legislation that sets forth requirements for the payment of a separate hourly wage for “nonproductive” time worked by piece-rate employees, and separate payment for compensable rest and recovery periods to those employees. Specifically, the new legislation, which became effective January 1, 2016, codified three basic statutory requirements for the payment of employees on a piece-rate basis: (i) employees must be separately compensated at their regular rate for the time during which they take rest and recovery breaks; (ii) employees must be separately compensated for “other nonproductive time,” which is defined as “time under the employer’s control, exclusive of rest and recovery periods, that is not directly related to the activity being compensated on a piece-rate basis;” and (iii) this “other nonproduction time” time must be compensated at an hourly rate no less than the applicable minimum wage. The application of this legislation to the Company and its operations could increase our operating costs, including labor costs and legal exposure.

We are subject to various environmental regulations and climate change initiatives, and costs of compliance with, or liabilities for violations of, existing or future laws, regulations and initiatives could significantly increase our costs of doing business.
Our operations are subject to environmental regulations dealing with, among other things, the handling of hazardous materials, underground fuel storage tanks, and the discharge and retention of storm water. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination may have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable environmental laws or regulations, it could significantly increase our cost of doing business. Under specific environmental laws and regulations, we could be held responsible for all of the costs relating to any contamination at our past or present terminals and at third-party waste disposal sites. If we fail to comply with applicable environmental laws and regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.
In addition, as climate change initiatives become more prevalent, federal, state and local governments and our customers are beginning to promulgate solutions for these issues. The increased focus on greenhouse gas emission reductions and corporate environmental sustainability may result in new regulations and customer requirements that could negatively affect us. This could cause us to incur additional direct costs or to make changes to our operations in order to comply with any new regulations and customer requirements. We could also lose revenue if our customers divert business from us because we have not complied with their sustainability requirements. These costs, changes and loss of revenue could have a material adverse effect on our business, financial condition, liquidity and results of operations.
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

In addition, in December 2018, the United States on behalf of the United States Department of Defense filed a complaint (the “DOD Complaint”) against the Company alleging that the Company violated the False Claims Act by overcharging the Department of Defense for freight carrier services by failing to comply with the contractual terms of freight contracts between the Department of Defense and the Company and related government procurement rules. In January 2019, a purported class action lawsuit (the “Securities Class Action”) was filed against the Company and certain of our current and former officers. The Securities Class Action complaint generally alleges that the Company made false and misleading statements relating to its freight billing practices as alleged in the Department of Defense complaint described above. Although the Company believes it has meritorious defenses and intends to vigorously defend these actions, the DOD Complaint and Securities Class Action each assert claims that, if resolved against us, could give rise to substantial damages, and an unfavorable outcome or settlement may result in a significant monetary judgment or award against us or a significant monetary payment by us, and could have a material adverse effect on our business, financial conditions and results of operations.

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
Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, malicious insiders, telecommunication failures, user errors or catastrophic events. Hackers, acting individually or in coordinated groups, may also launch distributed denial of service attacks or ransom or other coordinated attacks that may cause service outages or other interruptions in our business and access to our data. In addition, breaches in security could expose us, our customers, our suppliers, our employees, or the individuals affected, to a risk of loss or misuse of proprietary information and sensitive or confidential data. Like other companies, we have experienced data security incidents before. For example, during the third quarter of 2018, an employee email account was compromised by unknown persons outside of our company via a phishing email. Upon completion of an investigation into the incident, we determined that certain personal information of many of our employees may have been compromised and we promptly notified the impacted individuals. We incurred insignificant legal and other costs in connection with remediating this incident, and the incident did not have any impact on our operations.
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
We conduct a portion of our operations in Canada and, to a lesser extent, Mexico. Our revenue from foreign sources totaled $104.1 million, $99.3 million, and $101.0 million in 2018, 2017 and 2016, respectively, and our long-lived assets located in foreign countries totaled $6.5 million, $5.3 million and $5.2 million at December 31, 2018, 2017, and 2016, respectively. As a participating carrier in the Customs and Trade Partnership Against Terrorism (“C-TPAT”) program, we and our contractors are able to cross into these countries more efficiently, thereby avoiding substantial delays. If we should lose the ability to participate in the C-TPAT program, we could experience significant border delays which could have a negative impact on our ability to remain competitive and operate efficiently in those countries.  In addition, our foreign operations are subject to certain risks inherent in doing business in jurisdictions outside of the United States, including:

•	exposure to local economic, political and labor conditions;

•	unexpected changes in laws, regulations, trade, treaties, monetary or fiscal policy;

•	fluctuations in interest rates, foreign currency exchange rates and changes in the rate of inflation;

•	tariffs, quotas, customs and other import or export restrictions and other trade barriers;

•	difficulty of enforcing agreements, collecting receivables and protecting assets through non-U.S. legal systems;

•	withholding and other taxes on remittances and other payments by subsidiaries;

•	violence and civil unrest in foreign countries;

•	compliance with the requirements of applicable anti-bribery laws, including the U.S. Foreign Corrupt Practices Act;

•	changes in tax law; and

•	controls on the repatriation of cash, including the imposition or increase of withholding and other taxes on remittances and other payments by our subsidiaries.

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

The documents governing our indebtedness contain financial covenants, affirmative covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. In particular, our agreement (the “Term Loan Agreement”) for our $600 million term loan facility (“Term Loan”) has certain financial covenants that, among other things, restrict certain capital expenditures and require us to not exceed a maximum total leverage ratio. For the four consecutive fiscal quarters ending December 31, 2018, our maximum total leverage ratio was 3.50 to 1.00, and our actual total leverage ratio during this period 2.64 to 1.00. The maximum total leverage ratio under the Term Loan steps down to 3.25 for the four consecutive fiscal quarters ending March 31, 2019, then to 3.00 for the four consecutive fiscal quarters ending December 31, 2019. For additional information, see the “Debt and Financing” footnote to the consolidated financial statements.

Our current internal projections reflect that our maximum total leverage ratio will be below the ratio of 3.00 to 1.00 for the remainder of 2019. Our ability to satisfy our liquidity needs and meet future stepped-up covenants beyond the next twelve months is dependent upon our ability to maintain operating results consistent with levels achieved during 2018.  Maintaining results will depend on a number of factors including our ability to successfully negotiate a new labor agreement with our union employees as our current agreement is set to expire on March 31, 2019.

If going forward we are unsuccessful in meeting our financial covenants, we will need to seek an amendment or waiver from our lenders, or take other remedial measures; otherwise, we will be in default under our credit facilities, which would enable lenders thereunder to accelerate the repayment of amounts outstanding and exercise remedies with respect to the collateral. If our lenders under our credit facilities demand payment, we will not have sufficient cash to repay such indebtedness. In addition, a default under our credit facilities or the lenders exercising their remedies thereunder could trigger cross-default provisions in our other indebtedness and certain other operating agreements as well as increase our funding obligations under our pension plans. Our ability to amend our credit facilities or otherwise obtain waivers from our lenders depends on matters that are outside of our control and there can be no assurance that we will be successful in that regard. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity.

Our indebtedness and cash interest payment obligations, lease obligations and pension funding obligations, as well as our liquidity position, could adversely affect our financial flexibility and our competitive position.

As of December 31, 2018, we had $890.0 million in aggregate principal amount of outstanding indebtedness. We also have, and will continue to have, substantial lease obligations. We currently plan to procure a portion of our new revenue equipment using operating leases in 2019 and beyond. As of December 31, 2018, our expected minimum cash payments for our operating leases for 2019 are $138.4 million, and our total operating lease obligations payable through 2030 are $429.2 million. We expect our required contributions in 2019 under our multi-employer pension funds and single-employer pension plans will be approximately $129.0 million. Our indebtedness, lease obligations and pension funding obligations could continue to have an impact on our business. Our principal sources of liquidity are cash and cash equivalents, available borrowings under our asset-based loan facility (“ABL Facility”) and any prospective cash flow from operations. As of December 31, 2018, our availability under our ABL facility was $39.2 million and our Managed Accessibility was $1.2 million. “Managed Accessibility” represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured as of December 31, 2018. If eligible receivables fall below the threshold management uses to measure availability, which is 10% of the borrowing line, the credit agreement governing the ABL Facility permits adjustments from eligible borrowing base cash to restricted cash prior to the compliance measurement date of January 15, 2019. Cash and cash equivalents and Managed Accessibility totaled $203.8 million at December 31, 2018.

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

The market price for our Common Stock has been highly volatile and subject to significant fluctuations. We expect the market price of our Common Stock to continue to be volatile and subject to these fluctuations in response to a wide variety of factors, including the following:

•	fluctuations in stock market prices and trading volumes of securities of similar companies;

•	labor disputes;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	large blocks of stockholders selling via automated trading systems;

•	variations in our operating results, or the operating results of our competitors;

•	changes in our financial guidance, if any, or securities analysts’ estimates of our financial performance;

•	sales of large blocks of our Common Stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of any of our key personnel;

•	announcements related to litigation;

•	changing legal or regulatory developments in the United States and other countries; and

•	commentary about us or our stock price by the financial press and in online investor communities.

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
In the future, we may issue additional shares of our Common Stock to raise capital or in connection with a restructuring or refinancing of our indebtedness. In addition, shares of our Common Stock are reserved for issuance, exercise of outstanding stock options and vesting of outstanding share units. As of December 31, 2018, we had outstanding options to purchase an aggregate of approximately 33,000 shares of Common Stock, outstanding vested restricted stock and share units and performance based share units representing the right to receive a total of approximately 1.4 million shares of Common Stock upon vesting, and an aggregate of approximately 1.5 million shares of our Common Stock was reserved for future issuance under our Amended and Restated 2011 Incentive and Equity Award Plan (the “Amended 2011 Plan”). We have registered under the Securities Act all of the shares of Common Stock that we may issue upon the exercise of our outstanding options and the vesting of outstanding share units and on account of future awards made under the Amended 2011 Plan. All of these registered shares generally can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our Common Stock.
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
Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2018, we operated a total of 384 transportation service facilities located in 50 states, Puerto Rico and Canada. Of this total, we own 188 and we lease 196, generally with lease terms ranging from one month to ten years with right of renewal options. The number of customer freight servicing doors totaled approximately 20,800, of which approximately 12,000 are at owned facilities and approximately 8,800 are at leased facilities. The transportation service centers vary in size ranging from one to three doors at small local facilities to 426 doors at the largest consolidation and distribution facility. In addition, we own and occupy a general office building in Lebanon, Pennsylvania. We also lease and occupy general office buildings in Holland, Michigan, Overland Park, Kansas, Tualatin, Oregon and Winnipeg, Manitoba. Our owned transportation service facilities and office buildings serve as collateral under our credit agreements.

We believe our facilities and equipment are adequate to meet current business requirements in 2019. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of expectations regarding capital spending in 2019.

Top 10 YRCW Service Facilities by Number of Doors at December 31, 2018

Location	Doors	Owned/Leased	Segment
Chicago Heights, IL	426	Owned	YRC Freight
Bloomington, CA	325	Owned	YRC Freight
Winston-Salem, NC	289	Leased	YRC Freight
Harrisburg, PA	284	Owned	YRC Freight
Charlotte, NC	274	Leased	YRC Freight
Dallas, TX	261	Owned	YRC Freight
Maybrook, NY	239	Owned	YRC Freight
Atlanta, GA	227	Leased	YRC Freight
Nashville, TN	213	Owned	YRC Freight
Memphis, TN	198	Owned	YRC Freight

Item 3. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” footnote of our consolidated financial statements included in this Annual Report on Form 10-K as well as in “Environmental Matters” in Part I hereof.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Name	Age	Position(s) Held
Darren D. Hawkins	49
Chief Executive Officer of the Company (since April 30, 2018); President and Chief Operating Officer of the Company (January 2018-April 2018), President (February 2014-December 2017), Senior Vice President - Sales and Marketing (January 2013-February 2014) of YRC Freight; Director of Operations (December 2011-January 2013) and Director of Sales (January 2009-December 2011) for Con-Way Freight, a subsidiary of Con-Way, Inc.; various positions of increasing responsibility with Yellow Transportation, Inc. (1991-2009).

Stephanie D. Fisher	42
Chief Financial Officer of the Company (since May 2017); Acting Chief Financial Officer (January 2017-May 2017); Vice President and Controller of the Company (May 2012-May 2017); Director - Financial Reporting and various positions in the Company’s Corporate Accounting department (2004-2012).

Mark D. Boehmer	58	Vice President and Treasurer of the Company (since July 2013); Vice President and Treasurer of Sealy Corporation (2003-2013).

James A. Fry	57
Vice President, General Counsel and Corporate Secretary of the Company (since April 2015); Executive Vice President and General Counsel (2010-2015), Corporate Counsel (2008-2010) for Swift Transportation Company; General Counsel of Global Aircraft Solutions, Inc. (2003-2008).

Justin M. Hall	39
Chief Customer Officer of the Company (since June 2016); President of Logistics Planning Services (transportation management and logistics software) (2006-2016); Principal of LP Projects International, LLC (2003-2016).

Mitchell K. Lilly	63
Senior Vice President, Labor and Employee Relations for YRC Worldwide Inc. (the “Company”) (since July 2018); Senior Vice President, Operations and Employee Relations (2016-2018) and Senior Vice President of Operations (2012-2014) for YRC Freight; various positions of increasing responsibility with YRC Freight and Yellow Transportation 2006-2011).

Jason T. Ringgenberg	53
Chief Information Officer of the Company (since March 2017); Sr. Vice President and Chief Information Officer for YRC Freight (April 2014-March 2017); various positions of increasing responsibility with Accenture, most recently Managing Director of North American Freight (June 1992-April 2014).

Brianne L. Simoneau	40	Vice President and Controller of the Company (since May 2017); Director, Financial Reporting (April 2015-May 2017); Controller for Freightquote.com (March 2009-April 2015).

Scott D. Ware	58
President of Holland and Chief Network Officer for YRC Worldwide Inc. (the “Company”) (since October 1, 2018); President (2012-2018), Vice President Operations & Linehaul (2009-2012) and Vice President Linehaul (2007-2009) of Holland; Director of Linehaul of SAIA Inc. (2002-2007); Director of Linehaul of JEVIC (2000-2002); various industry management roles with Preston, Overnite, Con-Way and Spartan Express (1985-2000).

Thomas J. O’Connor	58
President of YRC Freight (since January 2018); President of Reddaway (January 2007-December 2017); President of USF Bestway (subsidiary of the Company) (2005-2007); Vice President - Western Division and officer (1999-2005), District Manager (1995-1999) and various management positions of increasing responsibility (1982-1995) of Roadway Express, Inc. (subsidiary of the Company).

Loren R. (“Bob”) Stone	57	President, (since January 2018); Vice President, Operations of Reddaway (December 2004-January 2018), various other positions with Reddaway and other affiliates of the Company.

Howard C. Moshier	52
President, New Penn (since September 2017); Senior Vice President, Operations and Equipment Services (December 2016-August 2017); Senior Vice President, Operations (August 2014-December 2016); Division Vice President (March 2014-August 2014); Area Director of Operations (2008-2014) for YRC Freight; Director, Regional Operations for Roadway Express (2005-2008); various positions of increasing responsibility with Roadway Express, Inc. (1988-2005).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 12, 2019, 364 stockholders of record held YRC Worldwide common stock. The NASDAQ Global Select Market quotes prices for our common stock under the symbol “YRCW.”

Quarterly Financial Information (unaudited)

	2018
(in millions, except per share and share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$1,214.5	$1,326.5	$1,303.6	$1,247.4
(Gains) losses on property disposals, net	3.2	2.2	1.9	(28.1)
Operating income (loss)	(4.3)	50.9	41.2	55.1
Net income (loss)	(14.6)	14.4	2.9	17.5
Diluted income (loss) per share(a)	(0.44)	0.43	0.09	0.52

	2017
(in millions, except per share and share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$1,170.6	$1,260.6	$1,251.2	$1,208.6
(Gains) losses on property disposals, net	2.7	(1.0)	1.3	(3.6)
Operating income	0.3	53.2	43.4	22.1
Net income (loss)	(25.3)	19.0	3.0	(7.5)
Diluted income (loss) per share(a)	(0.78)	0.57	0.09	(0.23)

(a) Diluted income (loss) per share amounts were computed independently for each of the quarters presented. The sum of the quarters may differ from the total annual amount primarily due to change in the number of outstanding shares in the year and the impact of the if-converted method used to calculate earnings per share.

Common Stock Performance

Set forth below is a line graph comparing the quarterly percentage change in the cumulative total stockholder return of the Company’s common stock against the cumulative total return of the S&P Composite-500 Stock Index and the Dow Jones Transportation Average Stock Index for the period of five years commencing December 31, 2013 and ending December 31, 2018.

Item 6. Selected Financial Data

Our selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” included in this Form10-K.

(dollars in millions, except per share data. shares in thousands)	2018	2017	2016	2015	2014
For the Year
Operating revenue	$5,092.0	$4,891.0	$4,697.5	$4,832.4	$5,068.8
Operating income(a)	142.9	119.0	144.5	140.0	69.9
Net income (loss)	20.2	(10.8)	21.5	0.7	(67.7)
Amortization of beneficial conversion feature on preferred stock	—	—	—	—	(18.1)
Net income (loss) attributable to common shareholders	20.2	(10.8)	21.5	0.7	(85.8)
Acquisition of property and equipment	(145.4)	(103.3)	(100.6)	(108.0)	(69.2)
Proceeds from disposal of property and equipment	36.4	8.8	35.1	17.5	20.8
Net cash provided by operating activities	224.8	60.7	103.8	147.6	33.3
Net cash used in investing activities	(109.0)	(94.5)	(50.9)	(88.3)	(43.2)
Net cash provided by (used in) financing activities	(33.9)	(96.2)	(73.2)	(23.5)	3.1

At Year-End
Total assets	$1,617.1	$1,585.5	$1,770.0	$1,879.4	$1,965.1
Total debt	874.9	906.1	997.1	1,062.4	1,090.0
Total shareholders’ deficit	(305.5)	(353.5)	(416.2)	(379.4)	(474.3)

Per Share Measurements
Basic per share data:
Net income (loss)	0.61	(0.33)	0.66	0.02	(3.00)
Average common shares outstanding	32,983	32,685	32,416	31,736	28,592
Diluted per share data:
Net income (loss)	0.60	(0.33)	0.65	0.02	(3.00)
Average common shares outstanding	33,859	32,685	33,040	32,592	28,592

Other Data
Number of employees (b)	31,000	32,000	32,000	32,000	33,000
Operating ratio:(c)
YRC Freight	97.3%	98.0%	97.6%	97.9%	99.3%
Regional Transportation	96.3%	96.3%	95.3%	95.2%	96.4%
Consolidated	97.2%	97.6%	96.9%	97.1%	98.6%

(a)
Due to the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, “Operating income” for prior years have been updated to reflect the reclassification of pension expense in the above table and throughout this Form 10-K.

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

Overview
This MD&A includes the following sections:

Our Business: a brief description of our business and a discussion of how we assess our operating results
Consolidated Results of Operations: an analysis of our consolidated results of operations for the years ended December 31, 2018, 2017 and 2016
Reporting Segment Results of Operations: an analysis of our results of operations for the years ended December 31, 2018, 2017 and 2016 for our two reporting segments: YRC Freight and Regional Transportation
Certain Non-GAAP Financial Measures: an analysis of our results using certain non-GAAP financial measures, for the years ended December 31, 2018, 2017 and 2016
Liquidity and Capital Resources: a discussion of our major sources and uses of cash as well as an analysis of our cash flows and aggregate contractual obligations and commercial commitments

Our Business
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

◦
Adjusted EBITDA: a non-GAAP measure that reflects EBITDA, and further adjusts for certain net gains or losses on property disposals, letter of credit expenses, transaction costs related to issuances of debt, non-recurring consulting fees, permitted dispositions and discontinued operations, equity-based compensation expense, non-union pension settlement charges, and expenses associated with certain lump sum payments to our union employees, among other items, as defined in our credit facilities. Adjusted EBITDA is used for internal management purposes as a financial measure that reflects core operating performance, to measure compliance with certain financial covenants in our credit facilities and to determine certain executive bonus compensation.

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

Consolidated Results of Operations
Our consolidated results for 2018, 2017 and 2016 include the consolidated results of our reporting segments and unallocated corporate charges. A more detailed discussion of the operating results of our reporting segments is presented in the “Reporting Segment Results of Operations” section below.
The table below provides summary consolidated financial information for the three years ended December 31:

				Percent Change
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Operating revenue	$5,092.0	$4,891.0	$4,697.5	4.1%	4.1%
Operating income(a)	142.9	119.0	144.5	20.1%	(17.6)%
Nonoperating expenses, net	111.6	137.1	119.9	(18.6)%	14.3%
Net income (loss)	20.2	(10.8)	21.5	287.0%	(150.2)%

(a)
Due to the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, “Operating income” for prior years have been updated to reflect the reclassification of pension expense.

2018 Compared to 2017

Our consolidated operating revenue increased $201.0 million, or 4.1%, for the year ended December 31, 2018 compared to 2017. The increase in revenue was largely attributed to increased base yield excluding fuel surcharge and fuel surcharge revenue, while partially offset by a decrease in tonnage.

Operating expenses increased $177.1 million, or 3.7%, for the year ended December 31, 2018 compared to 2017, due to an increase in salaries, wages and employee benefits, an increase in purchased transportation expense, and higher fuel costs, which were partially offset by an increase in gains on property disposals.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $65.8 million, or 2.3%, primarily due to a $49.2 million increase in employee benefit costs, which are primarily related to contractual rate increases for union employees, and a $29.8 million increase in short-term incentive compensation for employees at various levels in the organization. These increases were partially offset by a $10.9 million decrease in wages due to a decrease in shipping volumes, which required fewer employee hours to process freight.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $72.7 million, or 8.4%, primarily due to a $52.7 million increase in fuel expenses driven by higher fuel prices on a per gallon basis, partially offset by fewer miles driven and improved miles per gallon. The increase in operating expenses was also due to an increase of $6.9 million in facility related expense primarily due to increased rent expense at our leased terminal locations.

Purchased transportation. Purchased transportation increased $55.7 million, or 8.9%, primarily due to a $35.8 million increase in vehicle rent expense, mostly related to a $32.9 million increase in long-term rental expense in conjunction with the Company’s leasing strategy to invest in revenue equipment. Purchased transportation expense also includes a $29.6 million increase in third-party costs due to the expansion in customer-specific logistics solutions. These increases were partially offset by a $12.2 million decrease in local purchased transportation due to reduced usage.

Other operating expenses. Other operating expenses increased $3.1 million, or 1.3%, primarily due to an increase of $8.1 million in our third-party liability claims expense primarily due to current year claims, partially offset by a $4.6 million decrease in cargo claims expense.

Gains/losses on property disposals. Net gains on disposals of property were $20.8 million in 2018 compared to net gains of $0.6 million in 2017. The gains in 2018 were primarily related to the sale of real properties, including a $29.3 million gain from the sale of an excess property at YRC Freight.

Nonoperating expenses, net. Nonoperating expenses decreased $25.5 million for the year ended December 31, 2018 compared to 2017 primarily due to an $11.2 million decrease in net periodic pension cost. Additionally, in 2017 we incurred $8.1 million in transaction costs related to debt amendments with no corresponding expense in 2018.

Our effective tax rate for the years ended December 31, 2018 and 2017 was 35.5% and 40.3%, respectively. Significant items impacting the 2018 rate include a provision for net state and foreign taxes, foreign withholding taxes related to dividends from a foreign subsidiary, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance at December 31, 2018. We recognize valuation allowances on deferred tax assets, if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision or in equity if directly related to other comprehensive income (loss) in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. Accordingly, as of December 31, 2018 and 2017, we have a full valuation allowance against our net deferred tax assets, exclusive of a deferred tax liability related to a foreign jurisdiction.

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

The Tax Cuts and Jobs Act (the Tax Act) was enacted in the U.S. on December 22, 2017. The Tax Act reduced the US federal corporate income tax rate to 21% from 35%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings. The Company adopted the guidance provided by Securities and Exchange Staff Accounting Bulletin No. 118 (“SAB 118”) regarding the public disclosures of certain accounting impacts of the Tax Act. In 2017 and the first nine months of 2018, the Company recorded provisional amounts for certain enactment date effects by applying the guidance in SAB 118 because we had not yet completed our enactment date accounting for these effects. All provisional amounts have been finalized for the 2018 Form 10-K as required by SAB 118. This includes the federal and state income tax effects of newly enacted one-time transition tax. Such finalization had no net impact on the tax provision for 2018, as it merely adjusted net operating loss carry-forward amounts and was fully offset by a valuation allowance.

2017 Compared to 2016

Our consolidated operating revenue increased $193.5 million, or 4.1%, for the year ended December 31, 2017 compared to 2016. The increase in revenue was largely attributed to increased fuel surcharge revenue and improved yield excluding fuel surcharge.

Operating expenses increased $219.0 million, or 4.8%, for the year ended December 31, 2017 compared to 2016, due to an increase in salaries, wages and employee benefits, an increase in purchased transportation expense, higher fuel costs, and a decrease in gains on property disposals.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $81.3 million, or 2.9%, due to a $44.8 million increase in wages and a $40.9 million increase in employee benefit costs, which are primarily related to contractual rate increases for union employees, combined with an increase in shipping volumes, which required more employee hours to process freight.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $68.4 million, or 8.6%, primarily due to a $51.8 million increase in fuel expenses driven by higher fuel prices on a per gallon basis. The increase in operating expenses was also due to an increase of $5.9 million in legal expenses primarily related to adverse legal developments at the Regional segment.

Purchased transportation. Purchased transportation increased $73.9 million, or 13.3%, primarily due to a $28.1 million increase in vehicle rent expense, which consists of a $16.1 million increase in long-term rental expense due to higher usage of operating leases for revenue equipment and an $11.9 million increase in short-term rental expense resulting from equipment shortages. Additionally, rail purchased transportation expense increased $20.0 million primarily due to an increase in rail miles and higher rail rates, which is principally related to higher fuel surcharges, and local purchased transportation expense increased $15.1million primarily due to higher usage of third-party providers resulting from equipment shortages as well as increased rates per mile.

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

Nonoperating expenses, net. Nonoperating expenses increased $17.2 million for the year ended December 31, 2017 compared to 2016 primarily due to $8.1 million in transaction costs related to debt amendments, a $7.6 million non-union pension settlement charge recognized during 2017, a $4.9 million increase in foreign currency transaction losses, and a $2.8 million joint venture gain from JHJ International Transportation Co. (“JHJ”) in 2016 with no corresponding gain in 2017.

Our effective tax rate for the years ended December 31, 2017 and 2016 was 40.3% and 12.6%, respectively. Significant items impacting the 2017 rate included a benefit recognized due to application of ASC 740, Income Taxes (“ASC 740”), rules regarding intra-period tax allocation, a state provision, a foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance at December 31, 2017. Significant items impacting the 2016 rate included a refund from a prior year amended return, a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance at December 31, 2016. We recognize valuation allowances on deferred tax assets, if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision or in equity if directly related to other comprehensive income (loss) in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. Accordingly, as of December 31, 2017 and 2016, we have a full valuation allowance against our net deferred tax assets, exclusive of a deferred tax liability related to a foreign jurisdiction.

Reporting Segment Results of Operations

We evaluate our business using our two reporting segments:

•
YRC Freight is the reporting segment that focuses on longer haul business opportunities with national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management. This reporting segment includes YRC Freight, our LTL subsidiary, YRC Reimer, a subsidiary located in Canada that specializes in shipments into, across and out of Canada, and HNRY Logistics, our logistics solutions provider. In addition to the United States and Canada, YRC Freight also serves parts of Mexico and Puerto Rico.

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

YRC Freight Results

YRC Freight represented 63% of our consolidated operating revenue in 2018, 2017 and 2016. The table below provides summary financial information for YRC Freight for the years ended December 31:

				Percent Change
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Operating revenue	$3,197.3	$3,067.9	$2,958.9	4.2%	3.7%
Operating income	85.0	60.7	71.8	40.0%	(15.5)%
Operating ratio(a)	97.3%	98.0%	97.6%	0.7pp	(0.4)pp

(a)	pp represents the change in percentage points

2018 Compared to 2017

YRC Freight reported operating revenue of $3,197.3 million in 2018, an increase of $129.4 million, or 4.2%, compared to 2017. The increase in revenue was largely driven by an increase in base yield excluding fuel surcharge and fuel surcharge revenue, partially offset by a decrease in tonnage. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the years ended December 31:

	2018	2017	Percent Change(b)
Workdays	252.0	251.5

Total picked up revenue (in millions)(a)	$3,153.3	$3,033.0	4.0%
Total tonnage (in thousands)	6,136	6,291	(2.5)%
Total tonnage per workday (in thousands)	24.35	25.01	(2.7)%
Total shipments (in thousands)	10,122	10,465	(3.3)%
Total shipments per workday (in thousands)	40.17	41.61	(3.5)%
Total picked up revenue per hundred weight	$25.70	$24.11	6.6%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$22.52	$21.53	4.6%
Total picked up revenue per shipment	$312	$290	7.5%
Total picked up revenue per shipment (excluding fuel surcharge)	$273	$259	5.5%
Total weight per shipment (in pounds)	1,212	1,202	0.8%

(in millions)	2018	2017
(a)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$3,197.3	$3,067.9
Change in revenue deferral and other	(44.0)	(34.9)
Total picked up revenue	$3,153.3	$3,033.0
(a) Does not equal financial statement revenue due to revenue adjustments for shipments in transit and the impact of other revenue.
(b) Percent change based on unrounded figures and not rounded figures presented.
Operating income for YRC Freight was $85.0 million for the year ended December 31, 2018, an increase of $24.3 million from the same period in 2017. Operating expenses increased $105.1 million primarily due to an increase in salaries, wages and employee benefits, an increase in purchased transportation expense, and higher fuel costs, which were partially offset by an increase in gains on property disposals.
Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $21.3 million, or 1.2%, primarily due to a $33.0 million increase in employee benefit costs, which are primarily related to contractual rate increases for union employees, and a $6.1 million increase in short-term incentive compensation for employees at various levels in the organization. These increases were partially offset by an $11.7 million decrease in wages due to a decrease in shipping volumes, which required fewer employee hours to process freight. Additionally, workers’ compensation expense decreased $6.1 million mainly due to favorable development on prior year claims.
Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $51.7 million, or 9.5%, primarily due to a $26.2 million increase in fuel expenses driven by higher fuel prices on a per gallon basis, partially offset by fewer miles driven and improved miles per gallon. Also, professional fees increased by $21.0 million primarily due to increased management fees and other corporate service fees and non-recurring consulting fees.
Purchased Transportation. Purchased transportation increased $55.0 million, or 11.5%, primarily due to a $33.5 million increase in vehicle rent expense of which $30.6 million was attributable to long-term rentals in conjunction with the Company’s leasing strategy to invest in revenue equipment. Purchased transportation expense also includes a $29.6 million increase in third-party costs due to the expansion in customer-specific logistics solutions. These costs were partially offset by an $11.3 million decrease from reduced usage of local purchased transportation.
Other operating expenses. Other operating expenses decreased $2.1 million, or 1.4%, primarily due to a $6.1 million decrease in cargo claims expense, partially offset by an increase of $4.1 million in our third-party liability claims expense primarily due to current year claims.
Gains/losses on property disposals. Net gains on disposals of property were $20.2 million in 2018 compared to net gains of $2.2 million in 2017, primarily due to the sale of real properties. The 2018 gain includes a $29.3 million gain on the sale of an excess property.
2017 Compared to 2016

YRC Freight reported operating revenue of $3,067.9 million in 2017, an increase of $109.0 million or 3.7% compared to 2016. The increase in revenue was largely driven by an increase in fuel surcharge revenue, in volume, and improved yield excluding fuel surcharge. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the years ended December 31:

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
Operating income for YRC Freight was $60.7 million for the year ended December 31, 2017, a decrease of $11.1 million from the same period in 2016. Operating expenses increased $120.1 million primarily due to an increase in contractual wages and employee benefit costs, higher fuel costs, an increase in purchased transportation expense, and a decrease in gains on property disposals.
Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $32.9 million, or 1.9%, primarily due to an $18.8 million increase in wages and an $18.8 million increase in employee benefit costs, which are primarily related to contractual rate increases for union employees, combined with an increase in shipping volumes, which required more employee hours to process freight. Partially offsetting these increases was a decrease in salaries of $5.2 million due to headcount reductions.
Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $35.4 million, or 7.0%, primarily due to a $28.7 million increase in fuel expenses driven by higher fuel prices on a per gallon basis. Also, operating expenses increased by $7.6 million primarily due to a $2.4 million increase in hardware and software expenses.
Purchased Transportation. Purchased transportation increased $55.1 million, or 13.1%, primarily due to a $19.9 million increase in rail purchased transportation due to an increase in rail miles and higher rail rates which were impacted by increased fuel surcharges. Vehicle rent expense increased $17.3 million due to an $11.0 million increase in short-term rental expense resulting from equipment shortages as well as a $6.3 million increase in long-term expense driven by higher usage of operating leases for revenue equipment. Local purchased transportation expense increased $9.0 million due to higher usage of third-party providers resulting from equipment shortages as well as increased rates per mile.
Gains/losses on property disposals. Net gains on disposals of property were $2.2 million in 2017 compared to net gains of $15.7 million in 2016, primarily due to the sale of real properties.

Regional Transportation Results

Regional Transportation represented 37% of consolidated operating revenue in 2018, 2017 and 2016. The table below provides summary financial information for Regional Transportation for the years ended December 31:

				Percent Change
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Operating revenue	$1,895.0	$1,823.4	$1,739.3	3.9%	4.8%
Operating income	70.7	67.9	81.3	4.1%	(16.5)%
Operating ratio(a)	96.3%	96.3%	95.3%	0.0pp	(1.0)pp

(a)	pp represents the change in percentage points

2018 Compared to 2017

Regional Transportation reported operating revenue of $1,895.0 million for 2018, representing an increase of $71.6 million, or 3.9%, from 2017. The increase in revenue was largely driven by an increase in base yield excluding fuel surcharge and fuel surcharge revenue, partially offset by a decrease in tonnage. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the years ended December 31:

	2018	2017	Percent Change(b)
Workdays	252.0	251.5

Total picked up revenue (in millions)(a)	$1,895.2	$1,824.8	3.9%
Total tonnage (in thousands)	7,574	7,827	(3.2)%
Total tonnage per workday (in thousands)	30.06	31.12	(3.4)%
Total shipments (in thousands)	9,808	10,370	(5.4)%
Total shipments per workday (in thousands)	38.92	41.23	(5.6)%
Total picked up revenue per hundred weight	$12.51	$11.66	7.3%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$11.00	$10.44	5.5%
Total picked up revenue per shipment	$193	$176	9.8%
Total picked up revenue per shipment (excluding fuel surcharge)	$170	$158	7.9%
Total weight per shipment (in pounds)	1,544	1,510	2.3%

(in millions)	2018	2017
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,895.0	$1,823.4
Change in revenue deferral and other	0.2	1.4
Total picked up revenue	$1,895.2	$1,824.8
(a) Does not equal financial statement revenue due to revenue adjustments for shipments in transit.
(b) Percent change based on unrounded figures and not rounded figures presented.

Operating income for Regional Transportation was $70.7 million for the year ended December 31, 2018, an increase of $2.8 million from the same period in 2017. Operating expenses increased $68.8 million primarily due to higher fuel costs, an increase in contractual wages and employee benefit costs, and an increase in vehicle maintenance expense.
Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $20.0 million, or 1.8%, primarily due to a $14.3 million increase in employee benefit costs, which are primarily related to contractual rate increases for union employees, and a $6.6 million increase in short-term incentive compensation for employees at various levels in the organization. These increases were partially offset by a $4.1 million decrease in workers’ compensation expense mainly due to favorable development on prior year claims.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $43.1 million, or 12.2%, primarily due to a $26.5 million increase in fuel expenses driven by higher fuel prices on a per gallon basis, partially offset by fewer miles driven. Additionally, vehicle maintenance expense increased $8.2 million primarily due to the timing of revenue equipment additions, and professional fees increased $3.8 million due to increased management and other corporate service fees.
Other operating expenses. Other operating expenses increased $5.1 million, or 5.4%, primarily due to an increase of $3.9 million increase in our third-party liability claims expense primarily due to current year claims and a $1.5 million increase in cargo claims expense.

2017 Compared to 2016

Regional Transportation reported operating revenue of $1,823.4 million for 2017, representing an increase of $84.1 million, or 4.8%, from 2016. The increase in revenue was largely driven by an increase in fuel surcharge revenue and an increase in volume. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the years ended December 31:

	2017	2016	Percent Change(b)
Workdays	251.5	252.0

Total picked up revenue (in millions)(a)	$1,824.8	$1,740.7	4.8%
Total tonnage (in thousands)	7,827	7,585	3.2%
Total tonnage per workday (in thousands)	31.12	30.10	3.4%
Total shipments (in thousands)	10,370	10,291	0.8%
Total shipments per workday (in thousands)	41.23	40.84	1.0%
Total picked up revenue per hundred weight	$11.66	$11.47	1.6%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$10.44	$10.42	0.1%
Total picked up revenue per shipment	$176	$169	4.0%
Total picked up revenue/shipment (excluding fuel surcharge)	$158	$154	2.5%
Total weight per shipment (in pounds)	1,510	1,474	2.4%

(in millions)	2017	2016
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,823.4	$1,739.3
Change in revenue deferral and other	1.4	1.4
Total picked up revenue	$1,824.8	$1,740.7
(a) Does not equal financial statement revenue due to revenue adjustments for shipments in transit.
(b) Percent change based on unrounded figures and not rounded figures presented.

Operating income for Regional Transportation was $67.9 million for the year ended December 31, 2017, a decrease of $13.4 million from the same period in 2016. Operating expenses increased $97.5 million primarily due to an increase in contractual wages and employee benefit costs, higher fuel costs, and an increase in purchased transportation expense.
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

Other operating expenses. Other operating expenses increased $4.7 million, or 5.3%, primarily due to an increase of $2.8 million in cargo claims expense and a $1.9 million increase in operating taxes, primarily due to more fuel gallons purchased.

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

Consolidated Adjusted EBITDA

The reconciliation of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA (defined in our Term Loan Agreement as “Consolidated EBITDA”) for the years ended December 31, 2018, 2017 and 2016 is as follows:

(in millions)	2018	2017	2016
Reconciliation of net income (loss) to Adjusted EBITDA(a):
Net income (loss)	$20.2	$(10.8)	$21.5
Interest expense, net	104.5	102.4	103.0
Income tax expense (benefit)	11.1	(7.3)	3.1
Depreciation and amortization	147.7	147.7	159.8
EBITDA	283.5	232.0	287.4
Adjustments for Term Loan Agreement:
(Gains) losses on property disposals, net	(20.8)	(0.6)	(14.6)
Property gains on certain disposals(b)	29.7	—	—
Letter of credit expense	6.6	6.8	7.7
Restructuring charges	2.3	0.9	—
Transaction costs related to issuances of debt	—	10.3	—
Nonrecurring consulting fees	7.7	—	—
Permitted dispositions and other	0.3	1.2	3.0
Equity-based compensation expense	6.3	6.5	7.3
Amortization of ratification bonus	—	—	4.6
Non-union pension settlement charge	10.9	7.6	—
Nonrecurring item (vendor bankruptcy)	4.3	—	—
Other, net(c)	6.7	9.5	2.1
Adjusted EBITDA	$337.5	$274.2	$297.5

(a)	Certain immaterial reclassifications have been made to prior year to conform to current year presentation

(b)	Certain property gains are added back in the calculation of Adjusted EBITDA pursuant to the Term Loan Agreement which permits gains from the sale of excess property with continuing operations

(c)	As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA

Segment Adjusted EBITDA

The following represents Adjusted EBITDA by segment for the years ended December 31, 2018, 2017 and 2016:

(in millions)	2018	2017	2016
Adjusted EBITDA by segment:
YRC Freight	$198.1	$137.8	$140.1
Regional Transportation	138.7	136.4	156.5
Corporate and other	0.7	—	0.9
Adjusted EBITDA	$337.5	$274.2	$297.5

The reconciliation of operating income, by segment, to Adjusted EBITDA for the years ended December 31, 2018, 2017 and 2016 is as follows:

YRC Freight segment (in millions)	2018	2017	2016
Reconciliation of operating income to Adjusted EBITDA(a):
Operating income (b)	$85.0	$60.7	$71.8
Depreciation and amortization	82.2	84.8	90.3
(Gains) losses on property disposals, net	(20.3)	(2.2)	(15.7)
Property gains on certain disposals (d)	29.7	—	—
Letter of credit expense	4.2	4.3	5.0
Restructuring charges	0.1	0.9	—
Nonrecurring consulting fees	7.4	—	—
Amortization of ratification bonus	—	—	3.0
Non-union pension and postretirement benefits(b)	1.9	(11.7)	(18.6)
Nonrecurring item (vendor bankruptcy)	4.3	—	—
Other, net(c)	3.6	1.0	4.3
Adjusted EBITDA	$198.1	$137.8	$140.1

Regional Transportation segment (in millions)	2018	2017	2016
Reconciliation of operating income to Adjusted EBITDA:
Operating income	$70.7	$67.9	$81.3
Depreciation and amortization	65.0	62.9	69.5
(Gains) losses on property disposals, net	(0.6)	1.6	1.1
Letter of credit expense	2.2	2.2	2.5
Nonrecurring consulting fees	0.3	—	—
Amortization of ratification bonus	—	—	1.6
Other, net(c)	1.1	1.8	0.5
Adjusted EBITDA	$138.7	$136.4	$156.5

Corporate (in millions)	2018	2017	2016
Reconciliation of operating loss to Adjusted EBITDA(a):
Operating loss (b)	$(12.8)	$(9.6)	$(8.6)
Depreciation and amortization	0.5	—	—
Losses on property disposals, net	0.1	—	—
Letter of credit expense	0.2	0.3	0.2
Restructuring professional fees	2.2	—	—
Transaction costs related to issuances of debt	—	2.2	—
Permitted dispositions and other	0.3	1.2	3.0
Non-union pension and postretirement benefits(b)	(0.4)	(1.3)	(1.6)
Equity-based compensation expense	6.3	6.5	7.3
Other, net(c)	4.3	0.7	0.6
Adjusted EBITDA	$0.7	$—	$0.9

(a)	Certain immaterial reclassifications have been made to prior year to conform to current year presentation

(b)
Due to the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, “Operating income (loss)” for prior years have been updated to reflect the reclassification of pension expense

(c)	As required under our Term Loan Agreement, other, net, shown above consists of the impact of certain items to be included in Adjusted EBITDA

(d)	Certain property gains are added back in the calculation of Adjusted EBITDA pursuant to the Term Loan Agreement which permits gains from the sale of excess property with continuing operations

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective net cash flow from operations. As of December 31, 2018, our maximum availability under our ABL Facility was $39.2 million, which is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $341.3 million of outstanding letters of credit. Our Managed Accessibility was $1.2 million, which represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured as of December 31, 2018. If eligible receivables fall below the threshold management uses to measure availability, which is 10% of the borrowing line, the credit agreement governing the ABL Facility permits adjustments from eligible borrowing base cash to restricted cash prior to the compliance measurement date of January 15, 2019. In January 2019, we had less than 10% of the borrowing line in eligible receivables and moved $25.0 million of cash into restricted cash, as permitted under the ABL Facility, which effectively put our cash and cash equivalents and Managed Accessibility to $203.8 million as of December 31, 2018.

As of December 31, 2017, our availability under our ABL Facility was $68.9 million. Of the $68.9 million in availability, Managed Accessibility was $26.7 million. Our cash and cash equivalents and Managed Accessibility was $118.3 million as of December 31, 2017.

The table below summarizes cash and cash equivalents and Managed Accessibility for the years ended December 31:

(in millions)	2018	2017
Cash and cash equivalents	$227.6	$91.6
Less: amounts placed into restricted cash subsequent to year-end	(25.0)	—
Managed Accessibility	1.2	26.7
Total cash and cash equivalents and Managed Accessibility	$203.8	$118.3

Outside of funding normal operations, our principal uses of cash include making contributions to our various multi-employer pension funds and single-employer pension plans, and meeting our other cash obligations, including, but not limited to, paying principal and interest on our funded debt, payments on equipment leases and investments in capital expenditures.

As of December 31, 2018, our Standard & Poor’s Corporate Family Rating was “B-”with a stable outlook and Moody’s Investor Service Corporate Family Rating was “B3” with a positive outlook.

Credit Facility Covenants

The Term Loan Agreement governing our Term Loan has certain financial covenants, that, among other things, restrict certain capital expenditures and require us to comply with a maximum total leverage ratio covenant (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA as defined below).

Our total maximum leverage ratio covenants are as follows:

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
December 31, 2018	3.50 to 1.00	June 30, 2020	3.00 to 1.00
March 31, 2019	3.25 to 1.00	September 30, 2020	2.75 to 1.00
June 30, 2019	3.25 to 1.00	December 31, 2020	2.75 to 1.00
September 30, 2019	3.25 to 1.00	March 31, 2021	2.75 to 1.00
December 31, 2019	3.00 to 1.00	June 30, 2021 and thereafter	2.50 to 1.00
March 31, 2020	3.00 to 1.00

Refer to our “Debt and Financing” footnote of our consolidated financial statements for a description of Consolidated Adjusted EBITDA, defined in our Term Loan Agreement as “Consolidated EBITDA.” Consolidated Total Debt, as defined in our Term

Loan Agreement, is the principal amount of indebtedness outstanding. Our total leverage ratio for the four quarters ending December 31, 2018 was 2.64 to 1.00.

We believe that our results of operations will be sufficient to allow us to comply with the covenants in the Term Loan Agreement. We have improved our overall financial position as our nearest term maturity is now beyond 2020. We expect that our cash and cash equivalents, improvements in operating results and availability under our ABL Facility will be sufficient to allow us to fund our normal operations, increase working capital to support our planned revenue growth, and fund capital expenditures (and long-term leases, where applicable) for at least the next twelve months. Our ability to satisfy our liquidity needs and meet future stepped-up covenants beyond the next twelve months is dependent upon our ability to maintain operating results consistent with levels achieved during 2018.  Maintaining results will depend on a number of factors including our ability to successfully negotiate a new labor agreement with our union employees as our current agreement is set to expire on March 31, 2019.

Cash Flow

Operating Cash Flow

Cash flow from operations increased by $164.1 million to $224.8 million for the year ended December 31, 2018 compared to $60.7 million for the year ended December 31, 2017. The increase in cash flow is primarily related to $55.2 million in changes to accounts receivables from an improvement in days sales outstanding, and a $52.8 million decrease in minimum cash contributions for the non-union pension plans. Cash provided by operations also improved due to a $31.0 million increase in net income.

Cash flow from operations decreased by $43.1 million to $60.7 million for the year ended December 31, 2017 compared to $103.8 million for the year ended December 31, 2016. The decrease in operating cash flow is primarily related to a $27.5 million decrease in cash flow from net income (loss) and a $14.9 million decrease in cash flow related to changes in working capital.

Investing Cash Flow

Cash used in investing activities was $109.0 million in 2018 compared to $94.5 million in 2017, primarily due to an increase in acquisition costs for revenue equipment. Partially offsetting this increase, net proceeds from the disposal of property and equipment increased $27.6 million mainly due to the sale of real properties. See a detailed discussion of 2018 and 2017 capital expenditures below in “Capital Expenditures” for further information.

Investing cash flow used $94.5 million in 2017 compared to $50.9 million of cash in 2016, primarily due to a net decrease in proceeds from the disposal of property and equipment of $26.3 million, and cash flow in 2016 included $14.6 million in net proceeds from the sale of JHJ with no similar cash flow in 2017. See a detailed discussion of 2017 and 2016 capital expenditures below in “Capital Expenditures” for further information.

Financing Cash Flow

Net cash used in financing activities for 2018 was $33.9 million, which consists primarily of $31.9 million in repayments of our long-term debt.

Net cash used in financing activities for 2017 was $96.2 million, which consists primarily of $79.3 million in repayments of our long-term debt, of which $61.9 million was in addition to regularly scheduled principal payments, as well as $14.5 million in debt issuance costs incurred during the year related to our financing transactions.

Net cash used in financing activities for 2016 was $73.2 million, which consists primarily of $70.7 million in repayments of our long-term debt.

Capital Expenditures

Our capital expenditures focus primarily on the replacement of revenue equipment, investments in information technology and improvements to land and structures. Our business is capital intensive with significant investments in tractors, trailers, refurbished engines, and service center facilities. We determine the amount and timing of capital expenditures based on numerous factors, including fleet age, service center condition, viability of IT systems, anticipated liquidity levels, economic conditions, new or expanded services, regulatory actions and availability of financing.

The table below summarizes our actual net capital expenditures (proceeds) by type of investment for the years ended December 31:

(in millions)	2018	2017	2016
Acquisition of property and equipment
Revenue equipment	$79.8	$35.3	$30.6
Land and structures	13.9	16.9	12.5
Technology	38.3	45.6	42.7
Other	13.4	5.5	14.8
Total capital expenditures	145.4	103.3	100.6
Proceeds from disposal of property and equipment
Revenue equipment	(2.4)	(2.0)	(2.5)
Land and structures	(32.1)	(6.6)	(32.5)
Technology	(1.8)	(0.2)	(0.1)
Other	(0.1)	—	—
Total proceeds	(36.4)	(8.8)	(35.1)
Total net capital expenditures	$109.0	$94.5	$65.5

Our capital expenditures for revenue equipment were used primarily to fund the purchase of tractors and trailers and to refurbish engines for our revenue fleet.

For the year ended December 31, 2018, we entered into new operating lease commitments for revenue equipment totaling $198.5 million, with such payments to be made over an average lease term of 4 years with a capital equivalent value of $212.6 million. As of December 31, 2018, our operating lease obligations through 2030 totaled $429.2 million and are expected to increase as we lease additional revenue equipment in future years.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual obligations and commercial commitments as of December 31, 2018.

Non-Union Pension Obligations

We provide defined benefit pension plans for certain employees not covered by collective bargaining agreements. The qualified plans, which include the Yellow Corporation Pension Plan, the Roadway LLC Pension Plan and the YRC Retirees Pension Plan (collectively held in the YRC Worldwide Inc. Master Pension Plans Trust or “Trust”) cover approximately 9,000 employees including those currently receiving benefits and those who have left the company with deferred benefits. On January 1, 2004, the existing qualified benefit plans were closed to new participants. On July 1, 2008, the benefit accrual for participants was frozen.
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
During 2018, our net pension expense was $9.2 million. This amount included a $10.9 million expense recognition of settlements from lump sum payouts during the year. The non-cash settlement charge is reflected in nonoperating expenses as a result of the requirement to expense the unrecognized actuarial losses associated with the lump sum settlements. Our cash contributions were $15.2 million. Using our current plan assumptions, which include an assumed 7.0% return on assets and a discount rate of 4.44%, we expect to record income of $0.5 million for the year ended December 31, 2019.
We expect cash contributions for our non-union sponsored pension plans for the next five years to be as follows:

(in millions)	Expected Cash Contributions
2019	$9.9
2020	42.9
2021	27.1
2022	28.7
2023	30.0

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
If future actual asset returns fall short of the 7.0% assumption by 1.0% per year, total cash contributions would be $10.1 million higher over the next five years. If future actual asset returns exceed the 7.0% assumption by 1.0% per year, total cash contributions would be $10.9 million lower over the next five years.
If future interest rates decrease 100 basis points from January 1, 2019 levels, total cash contributions would be $41.1 million lower over the next five years. This reflects our liability hedging strategy and the impact of BBA 2015 legislation. The liability hedging strategy results in additional asset returns from decreases in interest rates. However, BBA 2015 limits the increase in liabilities from lower interest rates such that the net effect is lower contributions. If interest rates increase 100 basis points from January 1, 2019 levels, total cash contributions would be $18.9 million higher over the next five years.

Contractual Cash Obligations

The following table reflects cash outflows that we are contractually obligated to make as of December 31, 2018:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
ABL Facility(a)	$18.8	$6.9	$11.9	$—	$—
Term Loan(b)	792.5	78.0	157.9	556.6	—
Lease financing obligations(c)	322.0	40.2	66.5	64.4	150.9
Pension deferral obligations(d)	96.6	7.3	14.3	75.0	—
Workers’ compensation and property damage and liability claims obligations(e)	361.4	104.0	115.4	50.0	92.0
Operating leases(f)	429.2	138.4	212.0	63.3	15.5
Other contractual obligations(g)	29.0	24.9	3.3	0.8	—
Capital expenditure obligations(h)	34.5	34.5	—	—	—
Total contractual obligations	$2,084.0	$434.2	$581.3	$810.1	$258.4

(a)	The ABL Facility includes future payments for the letter of credit fees and unused line fees and are not included on the Company’s consolidated balance sheets.

(b)	The Term Loan includes principal and interest payments, but excludes the unamortized discounts.

(c)
The lease financing obligations include interest payments of $280.7 million and principal payments of $41.3 million. The remaining principal obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

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

	Amount of Commitment Expiration Per Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
ABL Facility availability(a)	$39.2	$—	$39.2	$—	$—
Letters of credit(b)	341.3	—	341.3	—	—
Surety bonds(c)	123.3	123.3	—	—	—
Total commercial commitments	$503.8	$123.3	$380.5	$—	$—

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

Critical Accounting Policies

Preparation of our financial statements requires accounting policies that involve significant estimates and judgments regarding the amounts included in the financial statements and disclosed in the accompanying notes to the financial statements. We continually review the appropriateness of our accounting policies and the accuracy of our estimates including discussion with the Audit & Ethics Committee of our Board of Directors who make recommendations to management regarding these policies. Even with a thorough process, estimates must be adjusted based on changing circumstances and new information. Management has identified the policies described below as requiring significant judgment and having a potential material impact to our financial statements.

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

We record an allowance for doubtful accounts primarily based on historical uncollectible amounts. We also take into account known factors surrounding specific customers and overall collection trends. For the reserve for uncollectible accounts, we primarily use historical write-off experience but may also consider customer-specific factors, overall collection trends and economic conditions as part of our ongoing monitoring of credit. Our process involves performing ongoing credit evaluations of customers, including the market in which they operate and the overall economic conditions. We continually review historical trends and customer specific factors and make adjustments to the allowance for doubtful accounts as appropriate. Our allowance for doubtful accounts totaled $11.1 million and $12.0 million as of December 31, 2018 and 2017, respectively.

Given the nature of our transportation services, future adjustments may arise which creates variability when establishing the transaction price used to recognize revenue. We have a high volume of performance obligations with similar characteristics, therefore we primarily use historical trends to arrive at estimated reserves. For rerate reserves, which are common for LTL carriers, we assign pricing to bills of lading at the time of shipment based primarily on the weight, general classification of the product, the shipping destination and individual customer discounts. This process is referred to as rating. At various points throughout our process, incorrect ratings could be identified based on many factors, including weight and commodity verifications. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during subsequent periods. At December 31, 2018 and 2017, our financial statements included a rerate reserve as a reduction to “Accounts Receivable” of $12.5 million and $8.8 million, respectively.

For shipments in transit, we record revenue based on the percentage of service completed as of the period end and recognize delivery costs as incurred. The percentage of service completed for each shipment is based on how far along in the shipment cycle each shipment is in relation to standard transit days. Standard transit days are defined as our published service days between origin zip code and destination zip code. The total revenue earned is accumulated for all shipments in transit at a particular period end and recorded as operating revenue. At December 31, 2018 and 2017, our financial statements included deferred revenue as a reduction to “Accounts Receivable” of $25.7 million and $28.1 million, respectively.

Self-Insurance for Claims

We are self-insured up to certain limits for workers’ compensation, property damage and liability claims, and cargo loss and damage. We measure the liabilities associated with workers’ compensation and property damage and liability claims primarily through actuarial methods performed by an independent third party. Actuarial methods include estimates for the undiscounted liability for claims reported, for claims incurred but not reported and for certain future administrative costs. These estimates are based on historical loss experience and judgments about the present and expected levels of costs per claim and the time required to settle claims. The effect of future inflation for costs is considered in the actuarial analysis. Actual claims may vary from these estimates due to a number of factors, including but not limited to, accident frequency and severity, claims management, changes in healthcare costs, legal and judicial developments, and overall economic conditions. We discount the actuarial calculations of claims liabilities for each calendar year to present value based on the average U.S. Treasury rate, during the calendar year of occurrence, for maturities that match the initial expected payout of the liabilities. As of December 31, 2018 and 2017, we had $350.3 million and $360.7 million accrued for outstanding claims, respectively.

Pension

Effective July 1, 2008, we froze our qualified and nonqualified defined benefit pension plans for all participating employees not covered by collective bargaining agreements. Given the frozen status of the plans, the key estimates in determining pension cost are return on plan assets and discount rate, each of which are discussed below.

Return on Plan Assets

The assumption for expected return on plan assets represents a long-term assumption of our portfolio performance that can impact our pension expense. With $874.9 million of plan assets for the YRC Worldwide funded pension plans, a 100-basis-point decrease in the assumption for expected rate of return on assets would increase annual pension expense by approximately $8.2 million and would have no effect on the underfunded pension liability reflected on the balance sheet at December 31, 2018.
We believe our 2019 expected rate of return of 7.0% is appropriate based on our investment portfolio as well as a review of other objective indices. Although plan investments are subject to short-term market volatility, we believe they are well diversified and closely managed. Our asset allocation as of December 31, 2018 and 2017, and targeted long-term asset allocation for the plans are as follows:

	2018	2017	Target
Equities	39.0%	41.0%	38.0%
Debt Securities	24.0%	27.0%	30.0%
Absolute Return	37.0%	32.0%	32.0%
Based on various market factors, we selected an expected rate of return on assets of 7.0% effective for the 2018 and 2017 valuations. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately.
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
Changes in the discount rate can significantly impact our net pension liability. However, our liability hedging strategy mitigates this impact with changes in asset returns. A 100-basis-point decrease in our discount rate would increase our underfunded pension liability by approximately $31.6 million. That same change would decrease our annual pension expense by approximately $4.4 million, driven by the return on assets. The discount rate can fluctuate considerably over periods depending on overall economic conditions that impact long-term corporate bond yields. At December 31, 2018 and 2017, we used a discount rate to determine benefit obligations of 4.44% and 3.77%, respectively.
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
As of December 31, 2018, the pension plans have net losses of $368.9 million and a projected benefit obligation of $1,073.2 million. The average remaining life expectancy of plan participants is approximately 21 years. For 2019, we expect to amortize approximately $11.9 million of the net loss. The comparable amortization amounts for 2018 and 2017 were $14.6 million and $15.5 million, respectively.

At December 31, 2018, our plan assets included $536.8 million of investments that are measured at net asset value (“NAV”) per share (or its equivalent) using the practical expedient in accordance with the fair value measurement and $44.3 million of Level 3 investments. Level 3 market values are based on inputs that are supported by little or no market activity and are significant to the fair value of the investment. These investments are subject to estimation to determine fair value which is used to determine components of our annual pension expense and the net liability.
Multi-Employer Pension Plans

YRC Freight, Holland, Reddaway and New Penn, contribute to 33 separate multi-employer pension plans for employees covered by our collective bargaining agreements (approximately 78% of total YRC Worldwide employees). The pension plans provide defined benefits to retired participants.

We do not directly manage the multi-employer plans. Trustees, half of whom the respective union appoints and half of whom various contributing employers appoint, manage the trusts covering these plans.

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

If any of our multi-employer pension plans fail to:

•	meet minimum funding requirements,

•	meet a required funding improvement or rehabilitation plan that the PPA may require for certain of our underfunded plans,

•	obtain from the Internal Revenue Service (“IRS”) certain changes to or a waiver of the requirements in how the applicable plan calculates its funding levels, or

•	reduce pension benefits to a level where the requirements are met,

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

Based on information obtained from public filings and from plan administrators and trustees, we believe our portion of the contingent liability in the case of a full withdrawal or termination from all of the multi-employer pension plans would be an estimated $9 billion on a pre-tax basis. We have no current intention of taking any action that would subject us to payment of material withdrawal obligations.

Accounting for Income Taxes

We use the asset and liability method to reflect income taxes on our financial statements. We recognize deferred tax assets and liabilities by applying enacted tax rates to the differences between the carrying value of existing assets and liabilities and their respective tax basis and to loss carryforwards. Tax credit carryforwards are recorded as deferred tax assets. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the change occurs. We assess the validity of deferred tax assets and loss and tax credit carryforwards and provide valuation allowances when we determine, based on the weight of evidence, it is more likely than not that such assets, losses, or credits will not be realized. Changes in valuation allowances are included in our tax provision, or in equity if directly related to other comprehensive income (loss), unless affected by a specific intra-period allocation which happened in 2017 as described below. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. We have not recognized deferred taxes relative to foreign subsidiaries’ earnings that are deemed to be permanently reinvested. Any related taxes associated with such earnings are not material.

YRC Worldwide applies the intraperiod tax allocation rules of ASC 740 to allocate income taxes among continuing operations, other comprehensive income (loss), and additional paid-in capital when our situation meets the criteria as prescribed in the rule.

While the tax effect of net income (loss) before income taxes generally should be computed without regard to the tax effects of net income (loss) before income taxes from the other categories referenced in the preceding paragraph, an exception applies when there is a loss before income taxes and income from those other categories. In that situation, the appropriate tax provision is allocated to the other categories of earnings and a related tax benefit is recorded in net income (loss). This exception to the general rule applies even when a valuation allowance is in place at the beginning and end of the year. While intraperiod tax allocation does not change the overall tax provision, it may result in a gross-up of the individual components, thereby changing the amount of tax provision included in each category. In 2017, the Company met the criteria necessary to apply the exception within the intraperiod tax allocation rules, since it incurred a net loss before income taxes and income was recognized in other comprehensive income (loss). As a result, the Company recorded a tax benefit of $13.3 million in income tax benefit (as reported on the statements of consolidated operations) and an offsetting tax expense of $13.3 million in total other comprehensive income (loss) for the year ended December 31, 2017. The total income tax benefit did not change, and the total provision continued to be impacted by the full valuation allowance on our U.S. deferred tax assets. There was no domestic deferred benefit recognized in 2018 or 2016, as the exception did not apply. This allocation has no effect on total tax provision or total valuation allowance.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to a variety of market risks, including the effects of interest rates, foreign exchange rates and fuel prices.

Interest Rates

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we utilize both fixed rate and variable rate financial instruments with varying maturities. At December 31, 2018, we had approximately 30% of our outstanding debt at fixed rates. As amended, at the Company’s election, a significant portion of the remaining variable rate debt may operate at a 1, 3 or 6-month LIBOR, with a floor of 1.0% plus a fixed margin of 8.5%. Based on a 3-month LIBOR, if interest rates for our variable rate long-term debt had increased 100 basis points during the year, our interest expense would have increased and income before taxes would have decreased by $6.5 million and $6.3 million for the years ended December 31, 2018 and 2017, respectively.

The table below provides information regarding the weighted average effective interest rates on our fixed-rate debt as of December 31, 2018.

(in millions)	2019	2020	2021	2022	2023	Thereafter	Total
Fixed-rate debt	$5.4	$3.9	$3.6	$18.1	$5.1	$221.2	$257.3
Interest rate	10.5%	10.3%	8.9%	9.0%	14.2%	17.1%

Foreign Exchange Rates

Revenue, operating expenses, assets and liabilities of our Canadian subsidiary are denominated in local currency, thereby creating exposure to fluctuations in exchange rates. The risks related to foreign currency exchange rates are not significant to our consolidated financial position or results of operations.

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

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries

(Amounts in millions except share and per share data)	December 31, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$227.6	$91.6
Restricted amounts held in escrow	—	54.1
Accounts receivable, less allowances of $11.1 and $12.0, respectively	470.3	488.3
Prepaid expenses and other	58.7	66.1
Total current assets	756.6	700.1
Property and Equipment:
Cost	2,765.9	2,770.2
Less – accumulated depreciation	(1,969.8)	(1,957.5)
Net property and equipment	796.1	812.7
Other assets	64.4	72.7
Total Assets	$1,617.1	$1,585.5
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$178.0	$172.0
Wages, vacations and employee benefits	223.6	182.3
Claims and insurance accruals	112.8	115.1
Other accrued taxes	24.7	23.6
Other current and accrued liabilities	32.6	20.6
Current maturities of long-term debt	20.7	30.6
Total current liabilities	592.4	544.2
Other Liabilities:
Long-term debt and financing, less current portion	854.2	875.5
Deferred income taxes, net	1.8	3.1
Pension and postretirement	202.9	235.4
Claims and other liabilities	271.3	280.8
Commitments and contingencies	—	—
Shareholders’ Deficit:
Cumulative preferred stock, $1 par value per share - authorized 5,000,000 shares	—	—
Common stock, $0.01 par value per share - authorized 95,000,000 shares, issued 33,090,000 and 32,733,000 shares	0.3	0.3
Capital surplus	2,327.6	2,323.3
Accumulated deficit	(2,208.4)	(2,228.6)
Accumulated other comprehensive loss	(332.3)	(355.8)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(305.5)	(353.5)
Total Liabilities and Shareholders’ Deficit	$1,617.1	$1,585.5

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS
YRC Worldwide Inc. and Subsidiaries
For the Years Ended December 31

(Amounts in millions except per share data; shares in thousands)	2018	2017	2016
Operating Revenue	$5,092.0	$4,891.0	$4,697.5
Operating Expenses:
Salaries, wages and employee benefits	2,950.0	2,884.2	2,802.9
Fuel, operating expenses and supplies	940.2	867.5	799.1
Purchased transportation	683.2	627.5	553.6
Depreciation and amortization	147.7	147.7	159.8
Other operating expenses	248.8	245.7	252.2
Gains on property disposals, net	(20.8)	(0.6)	(14.6)
Total operating expenses	4,949.1	4,772.0	4,553.0
Operating Income	142.9	119.0	144.5
Nonoperating Expenses:
Interest expense	105.8	102.8	103.4
Non-union pension and postretirement benefits	9.4	20.6	20.2
Other, net	(3.6)	13.7	(3.7)
Nonoperating expenses, net	111.6	137.1	119.9
Income (Loss) before income taxes	31.3	(18.1)	24.6
Income tax expense (benefit)	11.1	(7.3)	3.1
Net Income (Loss)	$20.2	$(10.8)	$21.5

Average Common Shares Outstanding - Basic	32,983	32,685	32,416
Average Common Shares Outstanding - Diluted	33,859	32,685	33,040

Earnings (Loss) Per Share - Basic	$0.61	$(0.33)	$0.66
Earnings (Loss) Per Share - Diluted	$0.60	$(0.33)	$0.65

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
YRC Worldwide Inc. and Subsidiaries
For the Years Ended December 31

(in millions)	2018	2017	2016
Net income (loss)	$20.2	$(10.8)	$21.5
Other comprehensive income (loss):
Pension, net of tax:
Net actuarial gains (losses) and other adjustments	1.0	36.1	(69.5)
Net prior service credit	—	8.9	—
Settlement adjustment	10.9	6.3	—
Amortization of prior net losses	14.6	12.9	13.7
Amortization of prior net service credit	(0.4)	—	—
Changes in foreign currency translation adjustments	(2.6)	5.2	1.3
Reclassification of foreign currency translation gains to net income	—	—	(10.4)
Other comprehensive income (loss)	23.5	69.4	(64.9)
Comprehensive income (loss)	$43.7	$58.6	$(43.4)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Years Ended December 31

(in millions)	2018	2017	2016
Operating Activities:
Net income (loss)	$20.2	$(10.8)	$21.5
Noncash items included in net income (loss):
Depreciation and amortization	147.7	147.7	159.8
Noncash equity-based compensation and employee benefits expense	20.3	22.0	21.0
Non-union pension settlement charge	10.9	7.6	—
Deferred income tax benefit, net	(1.1)	(13.2)	(0.4)
Gains on property disposals, net	(20.8)	(0.6)	(14.6)
Other noncash items, net	4.9	13.2	6.1
Changes in assets and liabilities, net:
Accounts receivable	16.6	(38.6)	(21.0)
Accounts payable	6.1	10.9	(1.1)
Other operating assets	5.4	14.9	10.5
Other operating liabilities	14.6	(92.4)	(78.0)
Net cash provided by operating activities	224.8	60.7	103.8
Investing Activities:
Acquisition of property and equipment	(145.4)	(103.3)	(100.6)
Proceeds from disposal of property and equipment	36.4	8.8	35.1
Proceeds from disposal of equity method investment, net	—	—	14.6
Net cash used in investing activities	(109.0)	(94.5)	(50.9)
Financing Activities:
Repayment of long-term debt	(31.9)	(79.3)	(70.7)
Debt issuance costs	—	(14.5)	(1.8)
Payments for tax withheld on equity-based compensation	(2.0)	(2.4)	(0.7)
Net cash used in financing activities	(33.9)	(96.2)	(73.2)
Net Increase (Decrease) In Cash and Cash Equivalents and Restricted Amounts Held in Escrow	81.9	(130.0)	(20.3)
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, Beginning of Year	145.7	275.7	296.0
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, End of Year	$227.6	$145.7	$275.7

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS (CONTINUED)
YRC Worldwide Inc. and Subsidiaries
For the Years Ended December 31

(in millions)	2018	2017	2016
Supplemental Cash Flow Information:
Interest paid	$(101.2)	$(103.4)	$(90.2)
Letter of credit fees paid	(7.0)	(7.0)	(8.5)
Income tax refund (payment), net	(5.5)	1.7	(6.8)
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Years Ended December 31

(in millions)	2018	2017	2016
Preferred Stock:
Common Stock:
Beginning and ending balance	$0.3	$0.3	$0.3
Capital Surplus:
Beginning balance	$2,323.3	$2,319.2	$2,312.6
Equity-based compensation	4.3	4.1	6.6
Ending balance	$2,327.6	$2,323.3	$2,319.2
Accumulated Deficit:
Beginning balance	$(2,228.6)	$(2,217.8)	$(2,239.3)
Net income (loss)	20.2	(10.8)	21.5
Ending balance	$(2,208.4)	$(2,228.6)	$(2,217.8)
Accumulated Other Comprehensive Loss:
Beginning balance	$(355.8)	$(425.2)	$(360.3)
Pension, net of tax:
Net actuarial gains (losses) and other adjustments	1.0	36.1	(69.5)
Net prior service credit	—	8.9	—
Settlement adjustment	10.9	6.3	—
Amortization of prior net losses	14.6	12.9	13.7
Amortization of prior net service credit	(0.4)	—	—
Foreign currency translation adjustments	(2.6)	5.2	1.3
Reclassification of foreign currency translation gains to net income	—	—	(10.4)
Ending balance	$(332.3)	$(355.8)	$(425.2)
Treasury Stock, At Cost:
Beginning and ending balance	$(92.7)	$(92.7)	$(92.7)
Total Shareholders’ Deficit	$(305.5)	$(353.5)	$(416.2)

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YRC Worldwide Inc. and Subsidiaries

1. Description of Business

YRC Worldwide, one of the largest transportation service providers in the world, offers its customers a wide range of transportation services. YRC Worldwide has one of the largest, most comprehensive LTL networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer expertise in LTL shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence. Our reporting segments include the following:

•
YRC Freight is the reporting segment that focuses on longer haul business opportunities with national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management. This reporting segment includes YRC Freight, our LTL subsidiary, YRC Reimer, a subsidiary located in Canada that specializes in shipments into, across and out of Canada, and HNRY Logistics, our logistics solutions provider. In addition to the United States and Canada, YRC Freight also serves parts of Mexico and Puerto Rico.

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

At December 31, 2018, approximately 78% of our labor force is subject to collective bargaining agreements. In 2014, our primary labor agreement was modified to, among other things, extend the expiration date of the agreement from March 31, 2015 to March 31, 2019. This extension also extended the contribution rates under our multi-employer pension plan. The modification provided for lump sum payments in lieu of wage increases in 2014 and 2015, but provided for wage increases in 2016 through 2019. We amortized these lump sum payments over the period in which the wages were not increased beginning on April 1, 2014. Finally, the modification provided for certain changes to work rules and our use of purchased transportation in certain situations.

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

We record an allowance for doubtful accounts primarily based on historical uncollectible amounts. We also take into account known factors surrounding specific customers and overall collection trends. For the reserve for uncollectible accounts, we primarily use historical write-off experience but may also consider customer-specific factors, overall collection trends and economic conditions as part of our ongoing monitoring of credit. Our process involves performing ongoing credit evaluations of customers, including the market in which they operate and the overall economic conditions. We continually review historical trends and customer specific factors and make adjustments to the allowance for doubtful accounts as appropriate. Our allowance for doubtful accounts totaled $11.1 million and $12.0 million as of December 31, 2018 and 2017, respectively.

Given the nature of our transportation services, future adjustments may arise which creates variability when establishing the transaction price used to recognize revenue. We have a high volume of performance obligations with similar characteristics, therefore we primarily use historical trends to arrive at estimated reserves. For rerate reserves, which are common for LTL carriers, we assign pricing to bills of lading at the time of shipment based primarily on the weight, general classification of the product, the shipping destination and individual customer discounts. This process is referred to as rating. At various points throughout our process, incorrect ratings could be identified based on many factors, including weight and commodity verifications. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during subsequent periods. At December 31, 2018 and 2017, our financial statements included a rerate reserve as a reduction to “Accounts Receivable” of $12.5 million and $8.8 million, respectively.

For shipments in transit, we record revenue based on the percentage of service completed as of the period end and recognize delivery costs as incurred. The percentage of service completed for each shipment is based on how far along in the shipment cycle each shipment is in relation to standard transit days. Standard transit days are defined as our published service days between origin zip code and destination zip code. The total revenue earned is accumulated for all shipments in transit at a particular period end and recorded as operating revenue. At December 31, 2018 and 2017, our financial statements included deferred revenue as a reduction to “Accounts Receivable” of $25.7 million and $28.1 million, respectively.

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

Foreign Currency

Our functional currency is the U.S. dollar, whereas, our foreign operations utilize the local currency as their functional currency. Accordingly, for purposes of translating foreign subsidiary financial statements to the U.S. dollar reporting currency, assets and liabilities of our foreign operations are translated at the fiscal year end exchange rates and income and expenses are translated monthly, at the average exchange rates for each respective month, with changes recognized in other comprehensive income (loss). Foreign currency gains and losses resulting from foreign currency transactions resulted in a net gain of $2.7 million in 2018 and a net loss of $4.0 million and a net gain of $0.9 million during 2017 and 2016, respectively. These amounts are included in “Nonoperating expenses - Other, net” in the accompanying statements of consolidated operations.

Self-Insurance Accruals for Claims

Claims and insurance accruals, both current and long-term, reflect the estimated settlement cost of claims for workers’ compensation, property damage and liability claims (also referred to as third-party liability claims), and cargo loss and damage that insurance does not cover. We establish and modify reserve estimates for workers’ compensation and property damage and liability claims primarily based upon actuarial analyses prepared by independent actuaries. These reserves are discounted to present value using a risk-free rate based on the year of occurrence. The risk-free rate is the U.S. Treasury rate for maturities that match the expected payout of such claims and was 2.6%, 1.5% and 1.0% for workers’ compensation claims incurred as of December 31, 2018, 2017 and 2016, respectively. The rate was 2.5%, 1.3% and 0.8% for property damage and liability claims incurred as of December 31, 2018, 2017 and 2016, respectively. The process of determining reserve requirements utilizes historical trends and involves an evaluation of accident frequency and severity, claims management, changes in health care costs and certain future administrative costs. The effect of future inflation for costs is considered in the actuarial analysis. Adjustments to previously established reserves are included in operating results in the year of adjustment. As of December 31, 2018 and 2017, we had $350.3 million and $360.7 million, respectively, accrued for outstanding claims.

Expected aggregate undiscounted amounts and material changes to these amounts related to workers’ compensation and property damage and liability claims as of December 31 are presented below:

(in millions)	Workers’ Compensation	Property Damage and Liability Claims	Total
Undiscounted amount at December 31, 2016	$299.4	$72.9	$372.3
Estimated settlement cost for 2017 claims	95.7	37.2	132.9
Claim payments, net of recoveries	(90.3)	(33.5)	(123.8)
Change in estimated settlement cost for prior claim years	(5.5)	(6.1)	(11.6)
Undiscounted amount at December 31, 2017	$299.3	$70.5	$369.8
Estimated settlement cost for 2018 claims	95.9	40.0	135.9
Claim payments, net of recoveries	(92.4)	(36.2)	(128.6)
Change in estimated settlement cost for prior claim years	(15.0)	(0.7)	(15.7)
Undiscounted settlement cost estimate at December 31, 2018	$287.8	$73.6	$361.4
Discounted settlement cost estimate at December 31, 2018	$264.4	$72.0	$336.4

In addition to the amounts above, accrued settlement cost amounts for cargo claims and other insurance related amounts, none of which are discounted, totaled $13.9 million and $15.0 million at December 31, 2018 and 2017, respectively.

Estimated cash payments to settle claims which were incurred on or before December 31, 2018, for the next five years and thereafter are as follows:

(in millions)	Workers’ Compensation	Property Damage and Liability Claims	Total
2019	$76.4	$27.6	$104.0
2020	48.8	20.4	69.2
2021	33.0	13.2	46.2
2022	22.4	7.0	29.4
2023	17.5	3.1	20.6
Thereafter	89.7	2.3	92.0
Total	$287.8	$73.6	$361.4

Equity-Based Compensation

We have various equity-based employee compensation plans, which are described more fully in the “Equity-Based Compensation Plans” footnote to our consolidated financial statements. We recognize compensation costs for non-vested shares based on the grant date fair value. For our equity grants, with no performance requirement, we recognize compensation cost on a straight-line basis over the requisite service period (generally three years) based on the grant-date fair value. For our performance-based awards, the Company expenses the grant date fair value of the awards which are probable of being earned in the performance period over the respective service period.

Property and Equipment

The following is a summary of the components of our property and equipment at cost as of December 31:

(in millions)	2018	2017
Land	$243.7	$246.0
Structures	791.3	783.3
Revenue equipment	1,257.4	1,303.5
Technology equipment and software	259.7	230.6
Other	213.8	206.8
Total property and equipment, at cost	$2,765.9	$2,770.2

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

For the years ended December 31, 2018, 2017 and 2016, depreciation expense was $145.9 million, $147.7 million and $146.3 million, respectively.

Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows, which are at the operating company level.

Equity Method Investment

On October 23, 2015, the Company entered into an equity interest sale and purchase agreement to sell its fifty percent interest in its Chinese joint venture, JHJ, for a purchase price of $16.3 million, which subsequently closed on March 30, 2016. At closing we received proceeds of $16.3 million and paid transaction fees of $1.7 million. At March 30, 2016, the carrying value of the investment was $22.7 million with an offsetting cumulative foreign translation adjustment of $10.4 million, resulting in a net gain on the transaction of $2.3 million. The gain on the transaction is included in “Nonoperating expenses - Other, net” in the accompanying statement of consolidated operations for the twelve months ended December 31, 2016.

Fair Value of Financial Instruments

We determined fair value measurements used in our consolidated financial statements based upon the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The asset’s or liability’s fair value measurement level in the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used should maximize the use of observable inputs and minimize the use of unobservable inputs.

The valuation methodologies described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. We believe that our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial assets could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used at December 31, 2018 and 2017.

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

Restricted amounts held in escrow are invested in money market accounts and are recorded at fair value based on quoted market prices. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these instruments. As of December 31, 2018, we had no restricted amounts held in escrow.

The fair value of our long-term debt is included in the “Debt and Financing” footnote to the consolidated financial statements.

Reclassifications Out of Accumulated Other Comprehensive Income

For the year ended December 31, 2018, we reclassified the amortization of our prior net pension losses and prior service credit, net of tax, totaling $14.6 million and $(0.4) million, respectively, from accumulated other comprehensive income to net income. For the years ended December 31, 2017 and 2016, we reclassified the amortization of prior net pension losses, net of tax, totaling $12.9 million and $13.7 million, respectively, from accumulated other comprehensive income (loss) to net income (loss). This reclassification is a component of net periodic pension cost and is discussed in the “Employee Benefits” footnote. In addition, for the year ended December 31, 2016, we also reclassified foreign currency translation adjustments of $10.4 million related to the sale of our investment in JHJ from accumulated other comprehensive loss to net loss, as discussed in the “Equity Method Investments” section of this footnote.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The Company adopted this new standard effective January 1, 2017. The new standard requires an employer to classify as a financing activity in its statement of cash flows the cash paid to a taxing authority when shares are withheld to satisfy the employer’s statutory income tax withholding obligation. As a result of adoption, the Company reclassified $2.4 million and $0.7 million in “Payments for tax withheld on equity-based compensation” as financing activities in the statements of consolidated cash flows for the years ended 2017 and 2016, respectively. The Company had no other items requiring retrospective treatment under the pronouncement.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, to clarify the guidance on how companies present restricted cash and restricted cash equivalents in the statement of cash flows. As a result, the Company no longer presents transfers between cash and cash equivalents and restricted cash in the statement of consolidated cash flows. The new standard became effective for the Company for its annual reporting period beginning January 1, 2018, and was adopted using a retrospective transition approach. The statement of consolidated cash flows has been updated to reflect the presentation of beginning and ending cash to include “Cash and cash equivalents” as well as “Restricted amounts held in escrow” and removed changes in restricted escrows as a component of investing activities.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires companies to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. All other components of net periodic benefit cost are presented outside of any subtotal for operating income, if one is presented. Given the Company’s defined benefit plans are frozen, there is no service cost associated with the plans, other than the administrative costs. Therefore, the Company will include administrative costs with all other components as there is no service provided by employees. The Company adopted the new standard January 1, 2018, with retrospective application. For the years ended December 31, 2017 and 2016, the amount reclassified to “Nonoperating expenses” from “Salaries, wages and employee benefits” (a component of operating expenses) was $20.6 million and $20.2 million, respectively. Other than the reclassification of periodic net benefit cost, the adoption of this standard did not have a material impact on the consolidated financial statements.
Impact of Recently-Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard will become effective for the Company for its annual reporting period beginning January 1, 2019, including interim periods within that reporting period. The Company will adopt the standard using a prospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented.

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

We lease certain revenue equipment and real estate, predominantly through operating leases, and we have an immaterial amount of leases in which we are a lessor. ASU 2016-02 is intended to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

In preparation for adoption of the standard, we implemented a software solution to assist with the measurement and ongoing reporting for leases, along with new internal controls to ensure the completeness and accuracy of our lease population.

The Company estimates the adoption of the standard will result in the recognition of approximately $375.0 million of right-of-use assets and liabilities for operating leases in the consolidated balance sheet as of January 1, 2019. The standard is not expected to have a material impact on the statement of consolidated operations or the statement of consolidated cash flows. In addition, the new lease standard is not expected to impact the calculation of the total maximum leverage ratio covenant, which is defined under the terms of our credit agreement.

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

3. Other Assets

The primary components of Other assets at December 31 are as follows:

(in millions)	2018	2017
Deferred debt costs(a)	$2.1	$2.9
Prepayments(b)	18.0	20.0
Intangible assets	25.2	27.8
Other	19.1	22.0
Total	$64.4	$72.7
(a)Deferred debt costs relate to our ABL Facility.
(b)Prepayments primarily includes prepaid costs for revenue equipment leases.

4. Employee Benefits

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

Funded Status

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2018 and 2017, and the funded status at December 31, 2018 and 2017, is as follows:

(in millions)	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$1,228.4	$1,233.6
Service cost (a)	—	5.4
Interest cost	44.1	51.1
Benefits paid	(110.4)	(108.0)
Actuarial (gain) loss	(88.5)	63.5
Expenses paid from assets (a)	—	(6.9)
Plan amendments	—	(10.7)
Other	(0.4)	0.4
Benefit obligation at year end	$1,073.2	$1,228.4
Change in plan assets:
Fair value of plan assets at prior year end	$998.3	$878.7
Actual return on plan assets (a)	(27.8)	166.1
Employer contributions	15.2	68.0
Benefits paid	(110.4)	(108.0)
Expenses paid from assets (a)	—	(6.9)
Other	(0.4)	0.4
Fair value of plan assets at year end	$874.9	$998.3
Funded status at year end	$(198.3)	$(230.1)

(a)
Due to the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, all administrative costs are now being presented as nonoperating as there are no service costs due to the frozen status of the plans. This resulted in the reclassification of administrative costs, which are now a component of “Actual return on plan assets.”

The underfunded status of the plans of $198.3 million and $230.1 million at December 31, 2018 and 2017, respectively, is recognized in the accompanying consolidated balance sheets as shown in the table below. No plan assets are expected to be returned to the Company during the year ending December 31, 2019.

Our long-term strategy is to reduce the risk of our plans. In 2017, the Company amended the domestic pension plans to provide an automatic commencement of benefit at age 65, regardless of employment status, in an effort to reduce our long-term pension obligations and ongoing annual pension expense. At the same time, the Yellow Transportation Plan was amended to permit the payment of lump sum benefit payments for those participants who reached age 65. Effective January 1, 2018, the Yellow Transportation Plan was amended to permit the payment of lump sum benefit payments for all participants. The impact of these amendments to the benefit obligation is reflected in “Plan amendments” in the above table. These amendments triggered non-cash settlement charges of $10.9 million and $7.6 million in 2018 and 2017, respectively, due to the amount of lump sum benefit payments distributed from plan assets. The lump sum benefit payments reduce pension obligations and are funded from existing plan assets. The non-cash settlement charge results from the requirement to expense the unrecognized actuarial losses associated with the lump sum settlements, which are reflected in nonoperating expenses. The charge had no effect on total equity because the actuarial losses were already recognized in accumulated other comprehensive income (loss). Accordingly, the effect on retained earnings was offset by a corresponding reduction in accumulated other comprehensive income (loss).

Benefit Plan Obligations

Amounts recognized in the consolidated balance sheets for pension benefits at December 31 are as follows:

(in millions)	2018	2017
Noncurrent assets	$2.7	$3.3
Current liabilities	0.8	0.8
Noncurrent liabilities	200.2	232.6

Amounts recognized in accumulated other comprehensive loss at December 31 consist of:

(in millions)	2018	2017
Net actuarial loss	$368.9	$395.3
Net prior service credit	(10.3)	(10.7)
Total	$358.6	$384.6

As shown above, included in accumulated other comprehensive loss at December 31, 2018, are unrecognized actuarial losses of $358.6 million ($334.4 million, net of tax). The expected amortization of actuarial loss and net prior service credit included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic cost in 2019 is $11.9 million and $0.4 million, respectively.

Information for pension plans with an accumulated benefit obligation (“ABO”) in excess of plan assets and plan assets that exceed ABO at December 31, 2018 and 2017 is as follows:

	At December 31, 2018
(in millions)	ABO Exceeds Assets	Assets Exceed ABO	Total
Projected benefit obligation	$927.6	$145.6	$1,073.2
Accumulated benefit obligation	927.6	145.6	1,073.2
Fair value of plan assets	726.6	148.3	874.9

	At December 31, 2017
(in millions)	ABO Exceeds Assets	Assets Exceed ABO	Total
Projected benefit obligation	$1,223.9	$4.5	$1,228.4
Accumulated benefit obligation	1,223.9	4.2	1,228.1
Fair value of plan assets	993.0	5.3	998.3

Assumptions

Weighted average actuarial assumptions used to determine benefit obligations at December 31:

	2018	2017
Discount rate	4.44%	3.77%

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2018	2017	2016
Discount rate	3.77%	4.27%	4.81%
Expected rate of return on assets	7.0%	7.0%	7.0%
Mortality table(a)	RP-2014 (MP-2016 Scale, Custom)	RP-2014 (MP-2016 Scale, Custom)	RP-2014 (MP-2016 Scale, Custom)
(a) The 2018, 2017 and 2016 mortality tables were based on a custom mortality improvement scale to reflect expectations of underlying plan participants.

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
Our asset allocation as of December 31, 2018 and 2017, and targeted long-term asset allocation for the plans are as follows:

	2018	2017	Target
Equities	39.0%	41.0%	38.0%
Debt Securities	24.0%	27.0%	30.0%
Absolute Return	37.0%	32.0%	32.0%

Based on various market factors, we selected an expected rate of return on assets of 7.0% effective for the 2018 and 2017 valuations. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately. The pension trust holds no YRC Worldwide securities.

Future Contributions and Benefit Payments

We expect to contribute approximately $9.9 million to our single-employer pension plans in 2019.

Expected benefit payments from our qualified and non-qualified defined benefit pension plans for each of the next five years and the total benefit payments for the following five years ended December 31 are as follows:

(in millions)	2019	2020	2021	2022	2023	2023-2027
Expected benefit payments	$86.7	$82.8	$80.2	$78.1	$75.6	$353.0

Pension and Other Post-retirement Costs

The components of our net periodic pension cost, other post-retirement costs and other amounts recognized in other comprehensive loss (income) for the years ended December 31, 2018, 2017 and 2016 were as follows:

(in millions)	2018	2017	2016
Net periodic benefit cost:
Service cost	$—	$5.4	$6.5
Interest cost	44.1	51.1	55.9
Expected return on plan assets	(60.0)	(59.3)	(56.2)
Amortization of prior net losses	14.6	15.5	13.7
Amortization of prior net service credit	(0.4)	—	—
Settlement adjustment	10.9	7.6	—
Net periodic pension cost	$9.2	$20.3	$19.9
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net actuarial gains (losses) and other adjustments	$(0.9)	$(43.7)	$69.5
Net prior service credit	—	(10.7)	—
Settlement adjustment	(10.9)	(7.6)	—
Amortization of prior net losses	(14.6)	(15.5)	(13.7)
Amortization of prior net service credit	0.4	—	—
Total recognized in other comprehensive loss (income)	(26.0)	(77.5)	55.8
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$(16.8)	$(57.2)	$75.7

During the years ended December 31, 2018 and 2017, the income tax provision (benefit) related to amounts in other comprehensive (income) loss was $(0.1) million and $13.3 million, respectively. For the year ended December 31, 2016, the income tax provision was inconsequential.

Fair Value Measurement

Our pension assets are stated at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of Level 1 assets are based on quoted market prices. The majority of the Level 1 assets presented in the table below include common stock of both U.S. and, to a lesser extent, international companies, and mutual funds, which are actively traded and priced in the market. The fair value of Level 2 assets are based on other significant observable inputs, including quoted prices for similar securities. The Level 2 assets presented in the below table consist primarily of fixed income and absolute return funds where values are based on the net asset value (“NAV”) of the underlying investments held, as determined by the fund managers, or equity securities where values are based on the quoted prices of similar securities and observable market data. Level 3 assets are those where the fair value is determined based on unobservable inputs. The Level 3 assets presented in the table below consist of alternative investments where active market pricing is not readily available and, as such, we use NAV as an estimate of fair value. For the remaining Level 3 assets that do not use NAV to estimate fair value, which consists primarily of private equities, the assets are either priced at cost less cash distributions for recent asset purchases, third-party valuations or discounted cash flow methods. The methods and assumptions used by third-party pricing sources may include a variety of factors, such as recently executed transactions, existing contracts, economic conditions, industry or market developments, and overall credit ratings. These estimated fair values may differ significantly from the values that would have been used had a ready market for these investments existed and as such, differences could be material.

The availability of observable data is monitored by plan management to assess appropriate classification of financial instruments within the fair value hierarchy. Depending upon the availability of such inputs, specific securities may transfer between levels. In such instances, the transfer is reported at the end of the reporting period. In 2016, the Company transferred certain short-term interest bearing investments from level 1 to level 2 due to variability in how the underlying investments are priced, whether by an active market or a model. There were no other transfers among the fair value hierarchy levels for the years ended December 31, 2018 and 2017, respectively.

The tables below detail by level, within the fair value hierarchy, the pension assets at fair value as of December 31, 2018 and December 31, 2017:

	Pension Assets at Fair Value as of December 31, 2018
(in millions)	Total	Level 1	Level 2	Level 3
Equities	$67.7	$65.5	$2.2	$—
Private equities	43.4	—	—	43.4
Fixed income:
Corporate and other	24.8	7.7	16.2	0.9
Government	177.1	67.2	109.9	—
Interest bearing	25.1	(10.5)	35.6	—
Investments measured at NAV(a)	536.8
Total plan assets	$874.9	$129.9	$163.9	$44.3

	Pension Assets at Fair Value as of December 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3
Equities	$104.1	$101.5	$2.6	—
Private equities	46.6	—	—	46.6
Fixed income:
Corporate and other	34.2	9.6	18.6	6.0
Government	210.3	54.2	156.1	—
Interest bearing	40.5	5.0	35.5	—
Investments measured at NAV(a)	562.6	$—	$—	$—
Total plan assets	$998.3	$170.3	$212.8	$52.6
(a) Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

The table below presents the activity of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Private Equities	Fixed income	Total Level 3
Balance at December 31, 2016	$38.3	$3.5	$41.8
Purchases	1.9	2.0	3.9
Sales	(1.1)	—	(1.1)
Unrealized gains	7.5	0.5	8.0
Balance at December 31, 2017	$46.6	$6.0	$52.6
Purchases	—	0.6	0.6
Sales	(0.3)	—	(0.3)
Unrealized losses	(2.9)	(5.7)	(8.6)
Balance at December 31, 2018	$43.4	$0.9	$44.3

The following table sets forth a summary of the assets for which a reported NAV is used to estimate the fair value as of December 31, 2018:

	Fair value estimated using Net Asset Value per Share
(in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equities(a)	$155.2	$2.8	Redemptions not permitted
Fixed income(b)	189.2	0.5	Redemptions not permitted
Equities(c)	84.0	—	Monthly	3-30 days
Absolute return(d)	108.4	—	Monthly, Quarterly	2-45 days
Total	$536.8

(a)	Consists of private equity investments in pharmaceuticals and companies primarily in the technology and healthcare sectors.

(b)	Primarily consists of investments in royalty payments from marketers of pharmaceuticals and related debt securities.

(c)	Consists of public equity investments in U.S. and non-U.S. markets.

(d)	Consists of investments in global markets, including derivative securities of equity and fixed income indexes, commodities and interest rates.

The following table sets forth a summary of the assets for which a reported NAV is used to estimate the fair value as of December 31, 2017:

	Fair value estimated using Net Asset Value per Share
(in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equities(a)	$143.9	$8.2	Redemptions not permitted
Fixed income(b)	181.0	0.5	Redemptions not permitted
Equities(c)	112.7	—	Monthly	3-30 days
Absolute return(d)	125.0	—	Monthly, Quarterly	2-45 days
Total	$562.6

(a)	Consists of private equity investments in pharmaceuticals and companies primarily in the technology and healthcare sectors.

(b)	Primarily consists of investments in royalty payments from marketers of pharmaceuticals and related debt securities.

(c)	Consists of public equity investments in U.S. and non-U.S. markets.

(d)	Consists of investments in global markets, including derivative securities of equity and fixed income indexes, commodities and interest rates.

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

We expensed the following amounts related to these plans for the years ended December 31:

(in millions)	2018	2017	2016
Health and welfare	$499.3	$482.6	$453.1
Pension	115.5	98.1	90.3
Total	$614.8	$580.7	$543.4

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

The following table provides additional information related to our participation in individually significant multi-employer pension plans for the year ended December 31, 2018:

		Pension Protection Zone Status(b)		Funding Improvement or Rehabilitation Plan	Employer Surcharge Imposed	Expiration Date of Collective-Bargaining Agreement
Pension Fund(a)	EIN Number	2018	2017
Central States, Southeast and Southwest Areas Pension Fund	36-6044243	Critical and Declining	Critical and Declining	Yes	No	3/31/2019
Teamsters National 401(k) Savings Plan(c)	52-1967784	N/A	N/A	N/A	No	3/31/2019
Road Carriers Local 707 Pension Fund	51-6106510	Critical and Declining	Critical and Declining	Yes	No	3/31/2019
Teamsters Local 641 Pension Fund	22-6220288	Critical and Declining	Critical and Declining	Yes	No	3/31/2019

(a)	The determination of individually significant multi-employer plans is based on the relative contributions to the plans over the periods presented as well as other factors.

(b)
The Pension Protection Zone Status is based on information that the Company obtained from the plans’ Forms 5500. Unless otherwise noted, the most recent PPA zone status available for 2018 and 2017 is for the plan’s year-end during calendar years 2017 and 2016, respectively. Among other factors, plans in the critical or critical and declining zone are generally less than 65 percent funded, plans in the endangered zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

(c)
The policies of the Western Conference of Teamsters Pension Trust precluded the Company from reentering the plan on June 1, 2011. The plan did not assess a withdrawal liability and has not done so since June 1, 2011. Contributions related to the employees previously covered by this plan are now being made to the Teamsters National 401(k) Plan.

YRC Worldwide was listed in the Central States, Road Carriers Local 707 Pension Fund and Teamsters Local 641 Pension Fund’s Forms 5500 as providing more than 5 percent of the total contributions for 2017 and 2016.

We contributed a total of $112.6 million, $97.8 million and $89.1 million to the multi-employer pension funds for the years ended December 31, 2018, 2017 and 2016. The following table provides the pension amounts contributed by fund for those funds that are considered to be individually significant:

(in millions)	2018	2017	2016
Central States, Southeast and Southwest Areas Pension Plan	$70.7	$58.8	$51.8
Teamsters National 401(k) Savings Plan	14.7	13.1	12.5
Road Carriers Local 707 Pension Fund	2.2	2.2	1.8
Teamsters Local 641 Pension Fund	1.8	1.5	1.3

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

In 2016 and 2015, the Central States, Southeast and Southwest Pension Plan and Road Carriers Local 707 Pension Fund filed an application under MPRA with the Department of Treasury requesting the approval of a benefit suspension plan, which was denied. In 2016, the New York State Teamsters Conference Pension and Retirement Fund filed a suspension application which was approved and implemented October 2017. The plan requires annual future employer contribution increases of 3.5% to the plan.

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

A requirement to materially increase contributions beyond our contractually agreed rate or the imposition of an excise tax on us could have a material adverse impact on the financial results and liquidity of the Company.

401(k) Savings Plans

We sponsor the YRC Worldwide Inc. 401(k) Plan and the Reddaway Hourly 401(k) Plan, which are defined contribution plans primarily for employees that our collective bargaining agreements do not cover. The plans permit participants to make contributions to the plans and permit the employer of participants to make contributions on behalf of the participants. Additionally, the Reddaway Hourly 401(k) Plan allows for a non-elective employer contribution. Including non-elective employer contributions, total employer contributions were $13.3 million in 2018, $10.3 million in 2017 and $7.2 million in 2016. Our employees covered under collective bargaining agreements may also participate in union-sponsored 401(k) plans.

Annual Incentive Awards
The Company provides an annual cash incentive compensation plan (Annual Incentive Plan, or AIP) to certain salaried employees across various levels of the organization which is based on factors such as operating revenues and Adjusted EBITDA achieved for the year, compared to targeted operating results. Results from operations include performance incentive accruals of $29.8 million in 2018, with no such accruals in 2017 or 2016. The AIP awards earned for a year are paid in the first quarter of the following year.

5. Debt and Financing

Our outstanding debt as of December 31, 2018 and December 31, 2017 consisted of the following:

As of December 31, 2018 (in millions)	Par Value	Discount	Debt Issuance Costs	Book Value		Effective Interest Rate
Term Loan	$573.7	$(7.8)	$(6.5)	$559.4	(a)	11.4%
ABL Facility	—	—	—	—
Secured Second A&R CDA	26.9	—	(0.1)	26.8		7.9%
Unsecured Second A&R CDA	46.7	—	(0.2)	46.5		7.9%
Lease financing obligations	242.7	—	(0.5)	242.2		14.9%
Total debt	$890.0	$(7.8)	$(7.3)	$874.9
Current maturities of Term Loan	(14.2)	—	—	(14.2)
Current maturities of Unsecured Second A&R CDA	(1.5)	—	—	(1.5)
Current maturities of lease financing obligations	(5.0)	—	—	(5.0)
Long-term debt	$869.3	$(7.8)	$(7.3)	$854.2

As of December 31, 2017 (in millions)	Par Value	Discount	Debt Issuance Costs	Book Value		Effective Interest Rate
Term Loan	$595.5	$(10.4)	$(8.3)	$576.8	(a)	10.5%
ABL Facility(a)	—	—	—	—		N/A
Secured Second A&R CDA	26.9	—	(0.1)	26.8		7.8%
Unsecured Second A&R CDA	48.2	—	(0.3)	47.9		7.8%
Lease financing obligations	255.5	—	(0.9)	254.6		12.1%
Total debt	$926.1	$(10.4)	$(9.6)	$906.1
Current maturities of Term Loan	(18.0)	—	—	(18.0)
Current maturities of Unsecured Second A&R CDA	(1.5)	—	—	(1.5)
Current maturities of lease financing obligations	(11.1)	—	—	(11.1)
Long-term debt	$895.5	$(10.4)	$(9.6)	$875.5

(a)	As of December 31, 2018 and 2017, the stated interest rate represented a variable interest rate of 1, 3 or 6-month LIBOR, with a floor of 1.0% plus a fixed margin of 8.50%.

Credit Facilities

As of December 31, 2018, we had two primary credit facilities that we utilized to support our liquidity needs: a $600 million Term Loan and a $450 million ABL Facility. The ABL Facility is used to support our outstanding letters of credit commitments. We have set forth a brief description of our two primary credit facilities and our other financing arrangements in place at December 31, 2018 below.

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

The Term Loan requires quarterly principal payments, with remaining amounts outstanding due upon the maturity date of July 26, 2022. Borrowings under the Term Loan can be repaid in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. As amended, the Term Loan allows for the election of interest at either the applicable LIBOR (subject to a floor of 1.00%), plus a margin of 8.50% or an alternative base rate (as defined in the

Term Loan Agreement) plus a margin of 6.50%. The Term Loan provides for an uncommitted incremental facility of up to $250 million, which may be used subject to certain financial covenant requirements and satisfaction of other customary conditions. In connection with the Amendment, the Company paid $35.2 million in principal and incurred $9.7 million in original issuance discount and $9.7 million in transaction costs for third party fees.

The Term Loan is secured by a perfected first priority security interest in (subject to permitted liens) substantially all assets of the Company and certain domestic subsidiaries, other than (a) accounts receivable, cash, deposit accounts and other assets related to accounts receivable, which are subject to a second priority interest (subject to permitted liens), and (b) certain owned real property (subject to permitted liens) (the “CDA Collateral”) securing the obligations under the Second A&R CDA as defined and discussed below.

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

Our total maximum leverage ratio covenants are as follows:

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
December 31, 2018	3.50 to 1.00	June 30, 2020	3.00 to 1.00
March 31, 2019	3.25 to 1.00	September 30, 2020	2.75 to 1.00
June 30, 2019	3.25 to 1.00	December 31, 2020	2.75 to 1.00
September 30, 2019	3.25 to 1.00	March 31, 2021	2.75 to 1.00
December 31, 2019	3.00 to 1.00	June 30, 2021 and thereafter	2.50 to 1.00
March 31, 2020	3.00 to 1.00

Consolidated Adjusted EBITDA, defined in our Term Loan Agreement as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on certain property disposals, restructuring professional fees and other transaction costs related to issuances of debt, non-recurring consulting fees, expenses associated with certain lump sum payments to our union employees and gains or losses from permitted dispositions and discontinued operations. Consolidated Total Debt, as defined in our Term Loan Agreement, is the aggregate principal amount of indebtedness outstanding. Our total leverage ratio for the four quarters ending December 31, 2018 was 2.64 to 1.00.

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
Availability under the ABL Facility is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our outstanding letters of credit and revolving loans. Eligible borrowing base cash is cash that is deposited from time to time into a segregated restricted account and is included in “Restricted amounts held in escrow” in the accompanying consolidated balance sheet. The ABL Facility provides for a $100 million uncommitted accordion to increase the revolving commitment in the future. For the years ended December 31, 2018 and 2017, we had $341.3 million and $352.6 million of outstanding letters of credit, respectively, and no outstanding loans.
At our option, borrowings under the ABL Facility bear interest at either: (i) the applicable LIBOR rate plus 1.75%, as amended, or (ii) the base rate (as defined in the ABL Facility) plus 0.75%, as amended.

Letter of credit fees equal to the applicable LIBOR margin in effect, 1.75% as amended, are charged quarterly in arrears on the average daily stated amount of all letters of credit outstanding during the quarter. Unused line fees are charged quarterly in arrears (such unused line fee percentage is equal to 0.375% per annum if the average revolver usage is less than 50% or 0.25% per annum if the average revolver usage is greater than 50%.)
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
Second Amended and Restated Contribution Deferral Agreement

Pursuant to the terms of the collective bargaining agreement with the IBT, the Company’s subsidiaries began making contributions to the Funds (defined below) for the month beginning June 1, 2011 at the rate of 25% of the contribution rate in effect on July 1, 2009. Certain of our subsidiaries are parties to the Amended and Restated Contribution Deferral Agreement (the “A&R CDA”), which was further amended and restated effective January 31, 2014 (the “Second A&R CDA”), with certain multiemployer pension funds named therein (collectively, the “Funds”) pursuant to which we are permitted to continue to defer pension payments and deferred interest owed to such Funds as of July 22, 2011 (each, “Deferred Pension Payments” and “Deferred Interest”). The Deferred Pension Payments and Deferred Interest (each as defined in the A&R CDA) bear interest at a floating rate as set forth in the Second A&R CDA. The Second A&R CDA, among other things, extended the maturity of deferred pension payments and deferred interest from March 31, 2015 to December 31, 2019. Under the Second A&R CDA, the Funds maintained their first lien on existing secured first priority collateral.
On January 30, 2018, the Company entered into Amendment No. 1 (the “First Amendment to the CDA”) to the Second A&R CDA with the Trustees for the Central States, Southeast and Southwest Areas Pension Fund, certain pension funds party thereto, and Wilmington Trust Company, as agent (the “CDA”).
The First Amendment to the CDA, among other things: (a) extends the final maturity date of obligations under the CDA to December 31, 2022 and (b) provides for annual scheduled amortization equal to 2.0% of the amount outstanding as of November 30 of each applicable year.
Additionally, pursuant to the First Amendment to the CDA, a one-time payment of $25.0 million was made in December 2017 to Wilmington Trust Company, as agent under the CDA.

Maturities

The principal maturities over the next five years and thereafter of total debt as of December 31, 2018 was as follows:

(in millions)	Term Loan	ABL Facility	Second A&R CDA	Lease Financing Obligations(a)	Total
2019	$14.2	$—	$1.5	$5.1	$20.8
2020	18.0	—	1.4	3.6	23.0
2021	18.0	—	1.4	3.4	22.8
2022	523.5	—	69.3	4.3	597.1
2023	—	—	—	5.1	5.1
Thereafter	—	—	—	221.2	221.2
Total	$573.7	$—	$73.6	$242.7	$890.0

(a)
Lease financing obligations subsequent to 2023 of $221.2 million represent principal cash obligations of $17.1 million and the estimated net book value of the underlying assets at the expiration of their associated lease agreements of $204.1 million.

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	December 31, 2018		December 31, 2017
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Term Loan	$559.4	$546.0	$576.8	$596.9
ABL Facility	—	—	—	—
Lease financing obligations	242.2	234.7	254.6	257.7
Second A&R CDA	73.3	70.0	74.7	75.3
Total debt	$874.9	$850.7	$906.1	$929.9

The fair values of the Term Loan and Second A&R CDA were estimated based on observable prices (level two inputs for fair value measurements). The fair value of the lease financing obligations is estimated using a publicly traded secured loan with similar characteristics (level three input for fair value measurement).

Liquidity

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective net cash flow from operations. As of December 31, 2018, our maximum availability under our ABL Facility was $39.2 million, which is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $341.3 million of outstanding letters of credit. Our Managed Accessibility was $1.2 million, which is the measure of availability management represents is the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured as of December 31, 2018. If eligible receivables fall below the threshold management uses to measure availability, which is 10% of the borrowing line, the Credit Agreement governing the ABL Facility permits adjustments from eligible borrowing base based on the ABL requirement to maintain availability equal to or above 10% of the borrowing line. For the December 31, 2018 measured borrowing base certificate, which was filed in January 2019, we had less than 10% of the borrowing line in eligible receivables and moved $25.0 million of cash into restricted cash, as permitted under the ABL Facility, which effectively put our cash and cash equivalents and Managed Accessibility to $203.8 million as of December 31, 2018.

As of December 31, 2017, our availability under our ABL Facility was $68.9 million. Of the $68.9 million in availability, Managed Accessibility was $26.7 million. Our cash and cash equivalents and Managed Accessibility was $118.3 million as of December 31, 2017.

The table below summarizes cash and cash equivalents and Managed Accessibility for the years ended December 31:

(in millions)	2018	2017
Cash and cash equivalents	227.6	91.6
Less: amounts placed into restricted cash subsequent to year-end	(25.0)	—
Managed Accessibility	1.2	26.7
Total cash and cash equivalents and Managed Accessibility	$203.8	$118.3

Outside of funding normal operations, our principal uses of cash include making contributions to our various multi-employer pension funds and single-employer pension plans, and meeting our other cash obligations, including, but not limited to, paying principal and interest on our funded debt, payments on equipment leases and funding capital expenditures.

Capital Expenditures/Operating Leases

Our capital expenditures for the years ended December 31, 2018 and 2017 were $145.4 million and $103.3 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, refurbish engines for our revenue fleet, and for capitalized costs to improve our technology infrastructure.

For the year ended December 31, 2018, we entered into new operating lease commitments for revenue equipment totaling $198.5 million, with such payments to be made over the average lease term of 4 years. As of December 31, 2018, our operating lease obligations for 2019 are $138.4 million and our operating lease obligations through 2030 total $429.2 million and are expected to increase as we lease additional revenue equipment in future years.

6. Equity-Based Compensation Plans

We reserved 5.0 million shares for issuance to key management personnel and directors under the 2011 amended and restated long-term incentive and equity award plan. As of December 31, 2018, 1.5 million shares remain available for future issuance under this plan. The plan permits the issuance of restricted stock and stock units, as well as options, stock appreciation rights, and performance stock and performance stock unit awards. Awards under the plan can be satisfied in cash or shares at the discretion of the Board of Directors. According to the plan provisions, the stock units provide the holders the right to receive one share of our Common Stock upon vesting (and distribution) of one stock unit. The plan requires the exercise price of any option granted to equal the closing market price of our Common Stock on the date of grant.

Performance Based Awards

In 2015, the Company granted performance stock unit awards to employees under its 2015 long-term incentive plan. The awards provide a target number of stock units that vested equally over three years.

A summary of performance-based unvested stock unit activity is as follows:

(stock units in thousands)	Units (in thousands)	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2015	421	$18.09
Vested	(140)	17.90
Forfeited	(20)	16.83
Unvested at December 31, 2016	261	$17.98
Vested	(141)	17.90
Forfeited	(6)	18.23
Unvested at December 31, 2017	114	$18.06
Vested	(114)	18.06
Forfeited	—	—
Unvested at December 31, 2018	—	$—

The Company expenses the grant date fair value of the awards earned in the performance period over the respective service periods. For the years ended December 31, 2018 and 2017, the Company recognized compensation expense of $0.1 million and $0.9 million, respectively. These awards were fully expensed by February 2018.

The fair value of shares vested and distributed during the year ended December 31, 2018 was $2.1 million.

In March 2016, the Company granted performance-based stock unit awards to employees that were to be settled in cash upon the achievement of specified performance criteria for 2016. No awards were earned as the 2016 performance criteria were not achieved.

Restricted Stock

A summary of the activity of our unvested restricted stock and stock unit awards are presented in the following table:

	Shares/units (in thousands)	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2015	767	$14.34
Granted	730	8.76
Vested and distributed	(269)	12.90
Forfeited	(53)	11.60
Unvested at December 31, 2016	1,175	$11.30
Granted	496	12.43
Vested and distributed	(306)	11.91
Forfeited	(58)	12.28
Unvested at December 31, 2017	1,307	$11.55
Granted	730	9.35
Vested and distributed	(457)	10.91
Forfeited	(164)	11.31
Unvested at December 31, 2018	1,416	$10.65

All of the members of the Board of Directors have deferred receipt of the Common Stock underlying some or all of the restricted stock units they have been awarded until each such director ceases to serve on the Board or, under certain circumstances, upon a change of control. Thus, while some of these restricted stock units have vested, the directors have not yet received the underlying Common Stock. For the years ended December 31, 2018, 2017, and 2016, the total number of restricted stock units that are vested but for which the underlying Common Stock has not been distributed was 660,000, 528,000, and 410,000, respectively; these shares are shown as unvested in the above table.

The intrinsic value of unvested shares as of December 31, 2018 was $4.5 million. The Company records expense on a straight-line basis over the vesting term. For the years ended December 31, 2018, 2017 and 2016, the Company recorded compensation expense for restricted stock awards of $6.2 million, $5.6 million, and $5.0 million, respectively. Unrecognized compensation expense related to restricted stock awards of $4.0 million at December 31, 2018 is expected to be recognized over a weighted-average period of 0.9 years.

The vesting provisions for the restricted stock and stock unit awards and the related number of shares granted during the year ended December 31 are as follows:

	Shares/units (in thousands)
Vesting Terms	2018	2017	2016
25% per year for four years	—	—	8
100% immediately	132	106	123
33.3% per year for three years	452	85	599
100% on February 14, 2020	—	305	—
100% on July 31, 2018	146	—	—
Total restricted stock and stock units granted	730	496	730

The fair value of nonvested shares is determined based on the closing trading price of our shares on the grant date. The fair value of shares vested and distributed during the years ended December 31, 2018, 2017 and 2016 was $5.0 million, $3.6 million, and $3.5 million, respectively.

The outstanding awards under our stock compensation plans are considered participating securities in our earnings per share calculation.

7. Income Taxes

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

The Company adopted the guidance provided by Securities and Exchange Staff Accounting Bulletin No. 118 (“SAB 118”) regarding the public disclosures of certain accounting impacts of the Tax Act. In 2017 and the first nine months of 2018, the Company recorded provisional amounts for certain enactment date effects of the Tax Act by applying the guidance in SAB 118 because we had not yet completed our enactment date accounting for these effects. All provisional amounts have been finalized for the 2018 Form 10-K as required by SAB 118. This includes the federal and state income tax effects of newly enacted law, which imposed a one-time transition tax liability related to undistributed earnings of certain foreign subsidiaries that were not previously taxed. Such finalization had no net impact on the tax provision for 2018, as it merely adjusted net operating loss carry-forward amounts and was fully offset by a valuation allowance.
Deferred tax liabilities (assets) were comprised of the following at December 31:

(in millions)	2018	2017
Depreciation	$109.0	$148.0
Deferred revenue	9.3	14.4
Intangibles	6.0	6.4
Gain on debt redemption	—	7.9
State taxes	19.9	22.1
Other	15.2	10.6
Deferred tax liabilities	159.4	209.4
Claims and insurance	(84.8)	(98.2)
Net operating loss carryforwards	(199.9)	(228.0)
Employee benefit accruals	(88.9)	(88.8)
Sale/leaseback transactions	(54.5)	(64.7)
Other	(20.6)	(31.7)
Deferred tax assets	(448.7)	(511.4)
Valuation allowance	291.1	305.1
Net deferred tax assets	(157.6)	(206.3)
Net deferred tax liability	$1.8	$3.1

The net deferred tax liability of $1.8 million and $3.1 million as of December 31, 2018 and 2017, respectively, is included as a separate line item in each of the accompanying balance sheets. Current income tax payable was $5.8 million as of December 31, 2018 and is included in “Other current and accrued liabilities” in the accompanying balance sheets. Current income tax receivable was $1.3 million as of December 31, 2017, and is included in “Prepaid expenses and other” in the accompanying balance sheets.

As of December 31, 2018, the Company has remaining federal net operating loss carryforwards of approximately $677.3 million. Deemed ownership changes that occurred in July 2011, in July 2013 and in January 2014 imposed annual and cumulative limits under the Code on the utilization of these carryforwards. These limits are not expected to inhibit the Company’s ability to utilize these losses over their carry forward periods. These carryforwards expire between 2030 and 2037 if not used. As of December 31, 2018, the Company has general business and other credit carryforwards of approximately $0.1 million. These credit carryforwards will likely not be utilized and will expire between 2027 and 2031 if not used.

As of December 31, 2018 and 2017, a valuation allowance of $291.1 million and $305.1 million has been established for deferred tax assets because, based on available sources of future taxable income, it is more likely than not that those assets will not be realized.

A reconciliation between income taxes at the federal statutory rate and the consolidated effective tax rate follows:

	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State income taxes, net	14.1%	(2.8)%	2.9%
Foreign tax rate differential	12.1%	(10.0)%	(3.3)%
Permanent differences	8.3%	(8.9)%	6.9%
Valuation allowance	(17.5)%	(48.6)%	(13.0)%
Benefit from intraperiod tax allocation under ASC 740	—%	73.5%	—%
Net change in unrecognized tax benefits	(0.9)%	0.5%	(10.2)%
Other, net (primarily prior year return to provision)	(1.6)%	1.6%	(5.7)%
Effective tax rate	35.5%	40.3%	12.6%

The income tax provision (benefit) consisted of the following:

(in millions)	2018	2017	2016
Current:
Federal	$—	$(0.9)	$(1.7)
State	5.4	0.8	(0.7)
Foreign	6.8	6.0	5.9
Current income tax expense	12.2	5.9	3.5

Deferred:
Federal	—	(13.3)	—
State	—	—	—
Foreign	(1.1)	0.1	(0.4)
Deferred income tax benefit	(1.1)	(13.2)	(0.4)

Income tax expense (benefit)	11.1	(7.3)	3.1

Based on the income (loss) before income taxes:
Domestic	13.6	(30.5)	3.9
Foreign	17.7	12.4	20.7
Income (Loss) before income taxes	$31.3	$(18.1)	$24.6

The Company applies the intraperiod tax allocation rules of ASC 740 to allocate income taxes among continuing operations, other comprehensive income (loss), and additional paid-in capital when our situation meets the criteria as prescribed in the rule. During 2017, the Company recognized $13.3 million of deferred benefit in the statement of consolidated operations and an equal and offsetting deferred tax expense in other comprehensive income (loss) included in the statement of consolidated comprehensive income (loss) due to the application of the exception within the intraperiod tax allocation rules. There was no domestic deferred benefit recognized in 2018 or 2016, as the exception did not apply. This allocation has no effect on total tax provision or total valuation allowance.

Uncertain Tax Positions

A rollforward of the total amount of unrecognized tax benefits for the years ended December 31 is as follows:

(in millions)	2018	2017
Unrecognized tax benefits at January 1	$56.8	$45.3

Increases related to:
Tax positions taken during a prior period	7.1	11.8
Tax positions taken during the current period	0.4	0.4

Decreases related to:
Tax positions taken during a prior period	(0.1)	—
Lapse of applicable statute of limitations	(4.8)	(0.7)
Settlements with taxing authorities	(0.2)	—

Unrecognized tax benefits at December 31	$59.2	$56.8

At December 31, 2018 and 2017, there are $10.5 million and $10.8 million of benefits that, if recognized, would affect the effective tax rate. We accrued interest of $0.8 million for each of the years ended December 31, 2018 and 2017 and reversed $0.3 million and $0.7 million of previously accrued interest on uncertain tax positions during the years ended December 31, 2018 and 2017 for a net increase of $0.5 million and $0.1 million for 2018 and 2017, respectively. The reversals related primarily to statute expirations and other favorable resolution of prior uncertain positions. The total amount of interest accrued for uncertain tax positions is $2.8 million and $2.3 million as of December 31, 2018 and 2017. During the year ended December 31, 2018, we paid inconsequential amounts of tax and interest to settle state audits of tax years 2010 through 2014 for certain of our subsidiaries, and we reduced our previously recorded liability for unrecognized tax benefits accordingly. During the year ended December 31, 2017, we paid no amounts to settle audits. We have not accrued any penalties relative to uncertain tax positions. We have elected to treat interest and penalties on uncertain tax positions as “Interest expense” and “Other operating expenses”, respectively.

It is reasonably possible that the existing unrecognized tax benefits may decrease over the next twelve months by as much as $7.7 million as a result of developments in examinations, or from the expiration of statutes of limitation.

Tax years that remain subject to examination for our major tax jurisdictions as of December 31, 2018:

Statute remains open	2005-2017
Tax years currently under examination/exam completed	2005-2013
Tax years not examined	2014-2018

8. Business Segments

We report financial and descriptive information about our reportable operating segments on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments. We evaluate performance primarily on operating income.

We charge management fees and other corporate service fees to our reporting segments based on the benefits received or an overhead allocation basis. Shared support functions include information technology, legal, financial services, revenue management, and other company-wide services. Corporate represents residual operating expenses of the holding company that are not attributable to any segment and remain unallocated. It also represents certain items that are permitted to be excluded from Adjusted EBITDA. Corporate identifiable assets primarily consist of cash and cash equivalents, restricted amounts held in escrow, information technology assets, and deferred debt issuance costs. Intersegment revenue relates to transportation services between our segments.

We considered the disclosure requirements for revenue disaggregation guidance in ASC Topic 606 and noted that our segments disaggregate our revenues based on geographic and time-based factors as our Regional Transportation segment carriers operate in a smaller geographic footprint and have a shorter length of haul as compared to our YRC Freight segment.

Revenue from foreign sources totaled $104.1 million, $99.3 million, and $101.0 million for the years ended December 31, 2018, 2017, and 2016, respectively, and is mainly derived from Canada and, to a lesser extent, Mexico. Long-lived assets located in foreign countries totaled $6.5 million, $5.3 million and $5.2 million at December 31, 2018, 2017, and 2016, respectively.

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Corporate/Eliminations	Consolidated
2018
External revenue	$3,197.3	$1,895.0	$(0.3)	$5,092.0
Operating income (loss)	85.0	70.7	(12.8)	142.9
Identifiable assets	973.6	626.4	17.1	1,617.1
Acquisition of property and equipment	(76.5)	(62.9)	(6.0)	(145.4)
Proceeds from disposal of property and equipment	35.8	0.6	—	36.4
Depreciation and amortization	82.2	65.0	0.5	147.7
2017
External revenue	$3,067.9	$1,823.4	$(0.3)	$4,891.0
Operating income (loss)(a)	60.7	67.9	(9.6)	119.0
Identifiable assets	1,042.1	607.4	(64.0)	1,585.5
Acquisition of property and equipment	(66.6)	(36.6)	(0.1)	(103.3)
Proceeds from disposal of property and equipment	8.1	0.7	—	8.8
Depreciation and amortization	84.8	62.9	—	147.7
2016
External revenue	$2,958.9	$1,739.3	$(0.7)	$4,697.5
Operating income (loss)(a)	71.8	81.3	(8.6)	144.5
Identifiable assets	1,208.7	642.9	(81.6)	1,770.0
Acquisition of property and equipment	(73.2)	(27.4)	—	(100.6)
Proceeds from disposal of property and equipment	31.3	3.8	—	35.1
Depreciation and amortization	90.3	69.5	—	159.8

(a)	Due to the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,
“Operating income (loss)” for prior years have been updated to reflect the reclassification of pension expense

9. Shareholders’ Deficit

The Company issued to the IBT one share of Series A Voting Preferred Stock that entitles the holder to elect two directors to the Company’s Board of Directors.

The following reflects the activity in the shares of our common stock for the years ended December 31:

Common Shares (in thousands)	2018	2017	2016
Beginning balance	32,733	32,473	32,141
Issuance of equity awards, net	357	260	332
Ending balance	33,090	32,733	32,473

Our Term Loan agreement in place as of December 31, 2018, restricts the ability of YRC Worldwide to declare dividends on its outstanding capital stock.

10. Earnings (Loss) Per Share

We calculate basic earnings (loss) per share by dividing our net earnings (loss) available to common shareholders by our weighted-average shares outstanding at the end of the period. The calculation for diluted earnings (loss) per share adjusts the weighted average shares outstanding for our dilutive unvested shares and stock units using the treasury stock method. Our calculations for basic and dilutive earnings (loss) per share for the years ended December 31, 2018, 2017, and 2016 are as follows:

(dollars in millions, except per share data, shares and stock units in thousands)	2018	2017	2016
Basic and dilutive net income (loss) available to common shareholders	$20.2	$(10.8)	$21.5

Basic weighted average shares outstanding	32,983	32,685	32,416
Effect of dilutive securities:
Unvested shares and stock units(a)	876	—	624
Dilutive weighted average shares outstanding	33,859	32,685	33,040

Basic earnings (loss) per share(b)	$0.61	$(0.33)	$0.66
Diluted earnings (loss) per share(b)	$0.60	$(0.33)	$0.65
(a) Includes unvested shares of Common Stock, unvested stock units, and vested stock units for which the underlying Common Stock has not been distributed.
(b) Earnings (loss) per share is based on unrounded figures and not the rounded figures presented.

Given our net loss position for the year ended December 31, 2017, there are no dilutive securities for this period.

Our anti-dilutive securities for the years ended December 31 are as follows:

(shares in thousands)	2018	2017	2016
Anti-dilutive unvested shares and options	51	8	196

11. Commitments, Contingencies, and Uncertainties

Financial Matters

We incur rental expenses under noncancelable operating lease agreements for certain buildings which are expensed to “Fuel, operating expense and supplies” and revenue equipment which are expensed to “Purchased transportation” on the accompanying statements of consolidated operations. Rental expense was $197.3 million, $159.2 million and $140.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

At December 31, 2018, we were committed under noncancelable lease agreements for building and revenue equipment, requiring minimum annual rentals payable as follows:

(in millions)	2019	2020	2021	2022	2023	Thereafter
Minimum annual rentals	$138.4	$118.0	$94.0	$44.6	$18.7	$15.5

We expect in the ordinary course of business that leases will be renewed or replaced as they expire. The leases provide for fixed and escalating rentals and contingent escalating rentals based on the Consumer Price Index not to exceed certain specified amounts. We record rent expense for our operating leases on a straight-line basis over the base term of the lease agreements.

As of December 31, 2018, we have $34.5 million committed for capital expenditure obligations to be completed during 2019, which primarily includes noncancelable orders for revenue equipment leases not yet delivered, whereby the cash obligations will be scheduled over the multi-year term of the lease and are not included on the Company’s consolidated balance sheets.

Department of Defense Complaint

In December 2018, the United States on behalf of the United States Department of Defense filed a complaint against the Company in the U.S. District in the Western District of New York captioned United States ex rel. James Hannum v. YRC Freight, Inc.; Roadway Express, Inc.; and Yellow Transportation, Inc., Civil Action No. 08-0811(A). The complaint alleges that the Company violated the False Claims Act by overcharging the Department of Defense for freight carrier services by failing to comply with the contractual terms of freight contracts between the Department of Defense and the Company and related government procurement rules. The complaint also alleges claims for unjust enrichment and breach of contract and seeks damages, treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts, under the False Claims Act. Management believes it has meritorious defenses and will vigorously defend this action.

Class Action Securities Complaint

In January 2019, a purported class action lawsuit captioned Christina Lewis v. YRC Worldwide Inc., et al., Case No. 1:19-cv-00001, was filed in the United States District Court for the Northern District of New York against the Company and certain of our current and former officers. The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between March 10, 2014 and December 14, 2018. The complaint generally alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements relating to its freight billing practices as alleged in the Department of Defense complaint described above. The action includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees. Management believes it has meritorious defenses and will vigorously defend this action. The court has not yet appointed lead plaintiff or lead counsel for this case. Given the early stage of the proceedings at this time we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the range of potential loss, if any.

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

12. Related Party Transactions

On June 11, 2018, the Company entered into an agreement with James L. Welch, who was then serving as Chief Executive Officer and as a member of the Board, for him to provide consulting services to the Company as part of its succession plan for the Chief Executive Officer role. The consulting agreement became effective on August 1, 2018, immediately following Mr. Welch’s July 31, 2018 retirement, and will terminate on July 31, 2019 unless extended by mutual agreement of the parties. Mr. Welch is being paid $150,000 per annum as an independent contractor for his services, receiving $62,500 for consulting services performed during 2018.

13. Subsequent Events

On January 25, 2019, our primary third-party carrier payable agent, IPS Worldwide, LLC, filed a petition for Chapter 11 bankruptcy. As a result, the Company recorded a contingent loss in our 2018 consolidated statement of operations for $4.3 million, which reflects the best estimate of our exposure based on the facts available to management.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
YRC Worldwide Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of YRC Worldwide Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related statements of consolidated operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the recognition of revenue in the 2018 consolidated financial statements due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers.

Also as discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for components of net pension benefit costs in the 2018 consolidated financial statements due to the adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.

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
February 19, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
YRC Worldwide Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited YRC Worldwide Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related statements of consolidated operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2019 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the December 31, 2018 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 19, 2019

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of December 31, 2018 and has concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Effective January 1, 2018, we implemented the human resources and payroll modules of a new comprehensive enterprise resource planning (ERP) system, at several of our companies, including our largest operating company. Although the processes that constitute our internal control over financial reporting were affected by the implementation, the Company performed procedures at each phase as part of its assessment of the effectiveness of internal control over financial reporting. The implementation did not have a material adverse effect on our internal controls over financial reporting.

We implemented ASC 606, Revenue from Contracts with Customers, on January 1, 2018 with no significant changes to our internal controls over financial reporting related to our revenue recognition process.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. The new standard will become effective for the Company for its annual reporting period beginning January 1, 2019, including interim periods within that reporting period. The Company implemented controls over the adoption of the standard and will implement additional controls during 2019.

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2018 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment using those criteria, our management concluded that, as of December 31, 2018, our system of internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited our December 31, 2018 consolidated financial statements, has issued an audit report on our system of internal control over financial reporting. The KPMG LLP audit report is included herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G to Form 10-K, the information required by this item, other than information regarding (i) our executive officers, which is incorporated by reference to Part I of this Form 10-K under the heading “Executive Officers of the Registrant,” and (ii) our code of ethics, which is described below and titled the “Code of Business Conduct,” is included under the captions “Directors to be Elected by our Stockholders,” “Directors Selected by the Holder of our Series A Preferred Stock,” “Stockholder Proposals and Director Nomination for 2019 Annual Meeting,” “Structure and Functioning of the Board Audit & Ethics Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Code of Business Conduct

We have adopted a written Code of Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. It is available under “Board Committee Charters and Code of Business Conduct” on our website located at www.yrcw.com. We intend to disclose any amendments or waivers to our Code of Business Conduct by posting such information on our website located at www.yrcw.com, other than technical, administrative or non-substantive amendments, and any waivers, including implicit waivers, from any provision of our Code of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, which information will be disclosed via SEC filing.

Item 11. Executive Compensation

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in our Proxy Statement related to the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Security Ownership of Management and Directors,” “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in our Proxy Statement related to the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Structure and Functioning of the Board” and “Certain Relationships and Related Transactions” in our Proxy Statement related to the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the caption “Audit and Audit-Related Fees” in our Proxy Statement related to the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The consolidated financial statements of the Company included under Item 8 - Financial Statements and Supplementary Data.

(a)(3) Exhibits

3.1.1Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on September 16, 2011, File No. 000-12255).
3.1.2Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on December 1, 2011, File No. 000-12255).
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

Certificate of Amendment of the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on March 17, 2014, File No. 000-12255).
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
10.1.4Certification and Amendment (dated December 31, 2010) and Certification and Second Amendment (dated February 28, 2011) to the Restructuring Plan Term Sheet (incorporated by reference to Exhibit 10.3.4 to Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-12255).
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
10.2.1Amended and Restated Contribution Deferral Agreement, dated as of July 22, 2011, among YRC Inc., USF Holland Inc., New Penn Motor Express, Inc. and USF Reddaway Inc., collectively as primary obligors, the Trustees for the Central States, Southeast and Southwest Areas Pension Fund, the Wilmington Trust Company, as agent, and the other funds party thereto (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-12255).
10.2.2Consent and First Amendment to the Amended and Restated Contribution Deferral Agreement, dated as of October 17, 2011, among YRC Inc., USF Holland Inc., New Penn Motor Express, Inc. and USF

Reddaway Inc., collectively as primary obligors, the Trustees for the Central States, Southeast and Southwest Areas Pension Fund, the Wilmington Trust Company, as agent, and the other funds party thereto (incorporated by reference to Exhibit 10.8.2 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 000-12255).
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
10.3.2Amendment No. 1 to Credit Agreement dated as of September 25, 2014, by and among the Company, as borrower, the subsidiaries of the Company party thereto from time to time, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on September 25, 2014, File No. 000-12255).
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
10.3.5Amendment No. 4 and Refinancing Amendment to Credit Agreement, dated as of July 26, 2017, by and among the Company, certain of its subsidiaries, the lender party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 26, 2017, File No. 000-12255).
10.4.1†Loan and Security Agreement, dated as of February 13, 2014, among the Company, as administrative borrower, the other borrowers named therein, the guarantors named therein, certain financial institutions, as lenders, and RBS Citizens Business Capital a division of RBS Asset Finance, Inc., a subsidiary of RBS Citizens, N.A., as agent, and RBS Citizens, N.A., Merrill Lynch, Pierce, Fenner & Smith and CIT Finance LLC, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 2013, File No. 000-12255).
10.4.2Amendment No. 1 to Loan and Security Agreement, dated as of September 23, 2015, by and among the Company, certain of the Company’s subsidiaries party thereto, the lenders party thereto and RBS Citizens Business Capital, as agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on September 25, 2015, File No. 000-12255) .
10.4.3Amendment No. 2 to Loan and Security Agreement, dated as of June 28, 2016, by and among the Company, certain of the Company’s subsidiaries party thereto, the lenders party thereto and Citizens Business Capital as agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on June 30, 2016, File No. 000-12255).
10.4.4Amendment No. 3 to Loan and Security Agreement by and among the Company, certain of the Company’s subsidiaries party thereto, the lenders party thereto and Citizens Business Capital as agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on January 31, 2018, File No. 000-12255).

(10) Management Contracts, Compensatory Plans and Arrangements

10.5.1*YRC Worldwide Inc. Third Director Compensation Plan, effective February 11, 2019.
10.5.2Form of Director Restricted Stock Unit Agreement for Non-Employee Director (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 000-12255).
10.5.3*Form of One-Time Restricted Stock Unit Award Agreement for Non-Employee Director.
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
10.7.2YRC Worldwide Inc. Amended and Restated 2011 Incentive and Equity Award Plan (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 000-12255).
10.7.3*YRC Worldwide Inc. 2019 Incentive and Equity Award Plan.
10.8.1Form of Restricted Stock Agreement under YRC Worldwide Inc. 2011 Incentive and Equity Award Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on March 13, 2015, File No. 000-12255).
10.8.2*Form of Restricted Stock Agreement under YRC Worldwide Inc. 2011 Incentive and Equity Award Plan for awards on or after February 11, 2019.
10.8.3*Form of Restricted Stock Agreement under YRC Worldwide Inc. 2019 Incentive and Equity Award Plan.
10.8.4Restricted Stock Agreement between YRC Worldwide Inc. and James L. Welch, dated February 13, 2018 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on February 15, 2018, File No. 000-12255).
10.9.1YRC Worldwide Inc. Supplemental Executive Pension Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 25, 2006, File No. 000-12255).
10.9.2Amendment to YRC Worldwide Inc. Supplemental Executive Pension Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on July 8, 2008, File No. 000-12255).
10.9.3Second Amendment to YRC Worldwide Inc. Supplemental Executive Pension Plan (incorporated by reference to Exhibit 10.30.3 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 000-12255).
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
10.10.3Amendment No. 2 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.28.3 to Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-12255).
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
10.10.6Amendment No. 5 and Amendment No. 6 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.28.6 to Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-12255).
10.10.7Amendment No. 7 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 000-12255).
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

10.14.1Employment Agreement, dated as of July 22, 2011, between the Company and James L. Welch (incorporated by reference to Exhibit 10.16 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-12255).
10.14.2Amendment to Employment Agreement, dated as of October 30, 2012, between the Company and James L. Welch (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 000-12255).
10.14.3Employment Agreement Cancellation Agreement, dated as of December 30, 2014, between the Company and James L. Welch (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on January 2, 2015, File No. 000-12255).
10.14.4Consulting Agreement dated June 11, 2018, with James L. Welch (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 000-12255).
10.15Severance Agreement, dated as of December 30, 2014, between the Company and James L. Welch (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on January 2, 2015, File No. 000-12255).
10.16Severance Agreement, dated as of May 1, 2018, between Darren D. Hawkins and the Company (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 000-12255).

21.1*Subsidiaries of the Company.
23.1*Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1*Certification of Darren D. Hawkins pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*Certification of Stephanie D. Fisher pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*Certification of Darren D. Hawkins pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

YRC Worldwide Inc.

Date: February 19, 2019	By: /s/ Darren D. Hawkins
Darren D. Hawkins
Chief Executive Officer

POWER OF ATTORNEY

Know all people by these presents, that each person whose signature appears below constitutes and appoints Darren D. Hawkins and Stephanie D. Fisher, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, hereby confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Darren D. Hawkins	Chief Executive Officer and Director	February 19, 2019
Darren D. Hawkins

/s/ Stephanie D. Fisher	Chief Financial Officer	February 19, 2019
Stephanie D. Fisher

/s/ Brianne L. Simoneau	Vice President and Controller	February 19, 2019
Brianne L. Simoneau

/s/ Raymond J. Bromark	Director	February 19, 2019
Raymond J. Bromark

/s/ Douglas A. Carty	Director	February 19, 2019
Douglas A. Carty

/s/ William R. Davidson	Director	February 19, 2019
William R. Davidson

/s/ Matthew A. Doheny	Director	February 19, 2019
Matthew Doheny

/s/ Robert L. Friedman	Director	February 19, 2019
Robert L. Friedman

/s/ James E. Hoffman	Director	February 19, 2019
James E. Hoffman

/s/ Michael J. Kneeland	Director	February 19, 2019
Michael J. Kneeland

/s/ Patricia M. Nazemetz	Director	February 19, 2019
Patricia M. Nazemetz

/s/ James F. Winestock	Director	February 19, 2019
James F. Winestock