Form 10-Q
period 2019-03-31
YRC Worldwide Inc.
filed 2019-05-08
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 0-12255

YRC Worldwide Inc.
(Exact name of registrant as specified in its charter)

Delaware	48-0948788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10990 Roe Avenue, Overland Park, Kansas	66211
(Address of principal executive offices)	(Zip Code)
(913) 696-6100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	YRCW	The NASDAQ Stock Market LLC

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2019
Common Stock, $0.01 par value per share	34,572,271 shares

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries
(Amounts in millions except share and per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$126.6	$227.6
Restricted amounts held in escrow	25.0	—
Accounts receivable, net	513.6	470.3
Prepaid expenses and other	65.9	58.7
Total current assets	731.1	756.6
Property and Equipment:
Cost	2,764.8	2,765.9
Less – accumulated depreciation	(1,978.4)	(1,969.8)
Net property and equipment	786.4	796.1
Deferred income taxes, net	0.3	—
Operating lease right-of-use assets	367.6	—
Other assets	43.4	64.4
Total Assets	$1,928.8	$1,617.1
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$198.5	$178.0
Wages, vacations and employee benefits	207.1	223.6
Current operating lease liabilities	106.4	—
Claims and insurance accruals	113.7	112.8
Other accrued taxes	30.8	24.7
Other current and accrued liabilities	36.1	32.6
Current maturities of long-term debt	23.6	20.7
Total current liabilities	716.2	592.4
Other Liabilities:
Long-term debt, less current portion	846.9	854.2
Deferred income taxes, net	—	1.8
Pension and postretirement	198.6	202.9
Operating lease liabilities	240.5	—
Claims and other liabilities	276.1	271.3
Commitments and contingencies
Shareholders’ Deficit:
Preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	0.3	0.3
Capital surplus	2,329.2	2,327.6
Accumulated deficit	(2,257.5)	(2,208.4)
Accumulated other comprehensive loss	(328.8)	(332.3)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(349.5)	(305.5)
Total Liabilities and Shareholders’ Deficit	$1,928.8	$1,617.1
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE LOSS
YRC Worldwide Inc. and Subsidiaries
For the Three Months Ended March 31
(Amounts in millions except per share data, shares in thousands)
(Unaudited)

	Three Months
	2019	2018
Operating Revenue	$1,182.3	$1,214.5
Operating Expenses:
Salaries, wages and employee benefits	718.2	729.7
Fuel, operating expenses and supplies	235.9	230.2
Purchased transportation	146.3	155.4
Depreciation and amortization	40.0	37.7
Other operating expenses	63.8	62.6
Losses on property disposals, net	1.6	3.2
Impairment charges	8.2	—
Total operating expenses	1,214.0	1,218.8
Operating Loss	(31.7)	(4.3)
Nonoperating Expenses:
Interest expense	27.0	25.6
Non-union pension and postretirement benefits	0.3	(0.5)
Other, net	(0.2)	(1.9)
Nonoperating expenses, net	27.1	23.2
Loss before income taxes	(58.8)	(27.5)
Income tax benefit	(9.7)	(12.9)
Net loss	(49.1)	(14.6)
Other comprehensive income, net of tax	3.5	2.0
Comprehensive Loss	$(45.6)	$(12.6)

Average Common Shares Outstanding – Basic	33,150	32,821
Average Common Shares Outstanding – Diluted	33,150	32,821

Loss Per Share – Basic	$(1.48)	$(0.44)
Loss Per Share – Diluted	$(1.48)	$(0.44)
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Three Months Ended March 31
(Amounts in millions)
(Unaudited)

	2019	2018
Operating Activities:
Net loss	$(49.1)	$(14.6)
Noncash items included in net loss:
Depreciation and amortization	40.0	37.7
Lease amortization and accretion expense	41.2	—
Equity-based compensation and employee benefits expense	5.3	5.3
Losses on property disposals, net	1.6	3.2
Impairment charges	8.2	—
Other noncash items, net	0.8	0.4
Changes in assets and liabilities, net:
Accounts receivable	(42.1)	(41.3)
Accounts payable	12.8	1.9
Other operating assets	(20.0)	(29.4)
Other operating liabilities	(40.4)	33.1
Net cash used in operating activities	(41.7)	(3.7)
Investing Activities:
Acquisition of property and equipment	(32.6)	(23.5)
Proceeds from disposal of property and equipment	0.8	3.0
Net cash used in investing activities	(31.8)	(20.5)
Financing Activities:
Repayments of long-term debt	(1.9)	(7.0)
Payments for tax withheld on equity-based compensation	(0.6)	(1.4)
Net cash used in financing activities	(2.5)	(8.4)
Net Decrease In Cash, Cash Equivalents and Restricted Amounts Held in Escrow	(76.0)	(32.6)
Cash, Cash Equivalents and Restricted Amounts Held in Escrow, Beginning of Period	227.6	145.7
Cash, Cash Equivalents and Restricted Amounts Held in Escrow, End of Period	$151.6	$113.1

Supplemental Cash Flow Information:
Interest paid	$(13.3)	$(14.9)
Income tax payment, net	(1.6)	(1.7)
The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Three Months Ended March 31, 2019
(Amounts in millions)
(Unaudited)

(in millions)	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2018	$—	$0.3	$2,327.6	$(2,208.4)	$(332.3)	$(92.7)	$(305.5)
Equity-based compensation	—	—	1.6	—	—	—	1.6
Net loss	—	—	—	(49.1)	—	—	(49.1)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.2	—	3.2
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	0.4	—	0.4
Balances at March 31, 2019	$—	$0.3	$2,329.2	$(2,257.5)	$(328.8)	$(92.7)	$(349.5)

(in millions)	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2017	$—	$0.3	$2,323.3	$(2,228.6)	$(355.8)	$(92.7)	$(353.5)
Equity-based compensation	—	—	0.2	—	—	—	0.2
Net loss	—	—	—	(14.6)	—	—	(14.6)
Pension, net of tax:							—
Amortization of prior net losses	—	—	—	—	3.8	—	3.8
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	(1.7)	—	(1.7)
Balances at March 31, 2018	$—	$0.3	$2,323.5	$(2,243.2)	$(353.8)	$(92.7)	$(365.9)

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
YRC Worldwide Inc. and Subsidiaries
(Unaudited)

1. Description of Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide,” the “Company,” “we,” “us” or “our”) is a holding company that, through its operating subsidiaries, offers its customers a wide range of transportation services. We have one of the largest, most comprehensive less-than-truckload (“LTL”) networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer expertise in LTL shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence. Our reporting segments include the following:

•
YRC Freight is the reporting segment that focuses on longer haul business opportunities with national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management. This reporting segment includes YRC Inc. (doing business as, and herein referred to as, “YRC Freight”), our LTL subsidiary, Reimer Express Lines Ltd. (“YRC Reimer”), a subsidiary located in Canada that specializes in shipments into, across and out of Canada, and HNRY Logistics, Inc. (“HNRY Logistics”), our logistics solutions provider. In addition to the United States and Canada, YRC Freight also serves parts of Mexico and Puerto Rico.

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

At March 31, 2019, approximately 78% of our labor force is subject to collective bargaining agreements, which predominantly expire on May 31, 2019.

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

We make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and notes. Actual results could differ from those estimates. We have prepared the Consolidated Financial Statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, we have made all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included in these financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted from these statements pursuant to SEC rules and regulations. Accordingly, the accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Revenue Disaggregation

We considered the disclosure requirements for revenue disaggregation guidance in ASC Topic 606 and noted that our segments disaggregate our revenues based on geographic and time-based factors as our Regional Transportation segment carriers operate in a smaller geographic footprint and have a shorter length of haul as compared to our YRC Freight segment. For additional information, see the “Business Segments” footnote to the consolidated financial statements. The following table presents disaggregated revenue by revenue source between LTL shipments and total. LTL shipments are defined as shipments less than 10,000 pounds. Beginning in 2019, the Company disaggregated revenue for reporting of key operating metrics, including volume and yield metrics, due to the growth in shipments over 10,000 pounds.

	Three Months
YRC Freight segment (in millions)	2019	2018
LTL revenue	$684.7	$695.9
Other revenue	59.1	55.4
Total revenue	$743.8	$751.3

	Three Months
Regional Transportation segment (in millions)	2019	2018
LTL revenue	$404.9	$424.2
Other revenue	33.7	39.1
Total revenue	$438.6	$463.3

	Three Months
Consolidated (in millions)	2019	2018
LTL revenue	$1,089.6	$1,120.1
Other revenue	92.7	94.4
Total revenue	$1,182.3	$1,214.5

Fair Value of Financial Instruments

The following table summarizes the fair value hierarchy of our financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2019:

		Fair Value Measurement Hierarchy
(in millions)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$25.0	$25.0	$—	$—
Total assets at fair value	$25.0	$25.0	$—	$—

Restricted amounts held in escrow are invested in money market accounts and are recorded at fair value based on quoted market prices. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments.

Newly-Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Additional qualitative and quantitative disclosures, including significant judgments made by management, are required. The new standard became effective for the Company for its annual reporting period beginning January 1, 2019, including interim periods within that reporting period. The Company adopted the standard using a modified retrospective approach with the effective date of the standard as the date of initial application.

The Company elected the package of three practical expedients which allows entities to not reassess initial direct costs, lease classification for existing or expired leases, and lease definition for existing or expired contracts as of the effective date of January 1, 2019. Additionally, the Company did not elect the hindsight method practical expedient which would have allowed us to reassess lease terms and impairment. For leases with a term of twelve months or less, the Company has made an accounting policy election in which the right of use lease (“ROU”) asset and lease liability will not be recognized on the consolidated balance sheet. The Company does not separate lease and non-lease components for its revenue equipment and real property leases. The Company reassessed the accounting for debt financing obligations under the new standard and determined the historical accounting remained appropriate under the new standard.

The adoption of this standard impacted our consolidated balance sheet through the recognition of $378.8 million in ROU assets and liabilities as of January 1, 2019. Lease deposits in the amount of $25.4 million were reclassified from assets to a reduction of long-term ROU liabilities upon adoption of the new standard.

The new lease standard will not impact the calculation of the total maximum leverage ratio covenant, which is defined under the terms of our credit agreement.

Impact of Recently-Issued Accounting Standards

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

3. Debt and Financing

Our outstanding debt as of March 31, 2019 consisted of the following:

As of March 31, 2019 (in millions)	Par Value	Discount	Debt Issuance Costs	Book Value		Average Effective Interest Rate
Term Loan	$573.0	$(7.3)	$(6.0)	$559.7	(a)	11.6%
ABL Facility	—	—	—	—		N/A
Secured Second A&R CDA	26.8	—	(0.1)	26.7		8.0%
Unsecured Second A&R CDA	46.7	—	(0.2)	46.5		8.0%
Lease financing obligations	238.0	—	(0.4)	237.6		15.1%
Total debt	$884.5	$(7.3)	$(6.7)	$870.5
Current maturities of Term Loan	(18.0)	—	—	(18.0)
Current maturities of lease financing obligations	(4.1)	—	—	(4.1)
Current maturities of Unsecured Second A&R CDA	(1.5)	—	—	(1.5)
Long-term debt	$860.9	$(7.3)	$(6.7)	$846.9

(a)	Variable interest rate of 1, 3 or 6-month LIBOR, with a floor of 1.0%, plus a fixed margin of 8.50%.

ABL Facility Availability

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our asset-based loan facility (the
“ABL Facility”) and any prospective net cash flow from operations. As of March 31, 2019, our maximum availability under our ABL Facility was $48.1 million. Our Managed Accessibility was $9.1 million, which represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured at March 31, 2019.

For the March 31, 2019 borrowing base certificate, which was filed in April of 2019, we reduced restricted cash $20.0 million by transferring the funds to our operating cash accounts. Our cash and cash equivalents and Managed Accessibility were $155.7 million. For the December 31, 2018 borrowing base certificate, which was filed in January of 2019, we transferred $25.0 million of cash into restricted cash to maintain the 10% threshold, as permitted under the ABL Facility, which transfer effectively put our cash and cash equivalents and Managed Accessibility to $203.8 million.

The table below summarizes cash and cash equivalents and Managed Accessibility as of March 31, 2019 and December 31, 2018:

(in millions)	March 31, 2019	December 31, 2018
Cash and cash equivalents	126.6	227.6
Changes to restricted cash	20.0	(25.0)
Managed Accessibility	9.1	1.2
Total cash and cash equivalents and Managed Accessibility	$155.7	$203.8

Credit Facility Covenants

The credit agreement (the “Term Loan Agreement”) governing our term loan facility (the “Term Loan”) has certain financial covenants, that, among other things, restrict certain capital expenditures and require us to comply with a maximum total leverage ratio covenant (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA as defined below).

Our total maximum leverage ratio covenants are as follows:

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
March 31, 2019	3.25 to 1.00	June 30, 2020	3.00 to 1.00
June 30, 2019	3.25 to 1.00	September 30, 2020	2.75 to 1.00
September 30, 2019	3.25 to 1.00	December 31, 2020	2.75 to 1.00
December 31, 2019	3.00 to 1.00	March 31, 2021	2.75 to 1.00
March 31, 2020	3.00 to 1.00	June 30, 2021 and thereafter	2.50 to 1.00

Consolidated Adjusted EBITDA, defined in our Term Loan Agreement as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on certain property disposals, restructuring charges, transaction costs related to issuances of debt, non-recurring consulting fees, non-cash impairment charges and the gains or losses from permitted dispositions and discontinued operations. Consolidated Total Debt, as defined in our Term Loan Agreement, is the aggregate principal amount of indebtedness outstanding. Our total leverage ratio for the four consecutive fiscal quarters ending March 31, 2019 was 2.76 to 1.00.

Impacts to our consolidated financial statements due to the implementation of ASC 842, Leases, on January 1, 2019 will not impact our calculation of the financial covenants included in our Term Loan Agreement as changes in generally accepted accounting principles subsequent to the date of the agreement are not required to be implemented for purposes of covenant calculations.

We believe that our results of operations will be sufficient to allow us to comply with the covenants in the Term Loan Agreement, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for at least the next twelve months. Our ability to satisfy our liquidity needs and meet future stepped-up covenants beyond the next twelve months is dependent upon our ability to achieve operating results consistent with levels achieved during 2018. Maintaining results will depend on a number of factors including our ability to successfully implement the provisions of the new labor agreement with our union employees. The union employees approved the National Master Freight Agreement and all but one supplemental agreement on May 3, 2019. In accordance with the IBT’s ratification procedures, the approved labor agreement will not take effect until the remaining issues pertaining to the one supplemental agreement are resolved. Once effective, the approved labor agreement is set to expire on March 31, 2024.

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	March 31, 2019		December 31, 2018
(in millions)	Book Value	Fair value	Book Value	Fair value
Term Loan	$559.7	$569.5	$559.4	$546.0
Lease financing obligations	237.6	234.9	242.2	234.7
Second A&R CDA	73.2	73.0	73.3	70.0
Total debt	$870.5	$877.4	$874.9	$850.7

The fair values of the Term Loan and the Second Amended and Restated Contribution Deferral Agreement (the “Second A&R CDA”) were estimated based on observable prices (level two inputs for fair value measurements). The fair value of the lease financing obligations is estimated using a publicly-traded secured loan with similar characteristics (level three input for fair value measurement).

4. Leases

The Company determines if an arrangement is a lease or contains a lease at inception. We lease certain revenue equipment and real estate, predominantly through operating leases, and we have an immaterial amount of leases in which we are a lessor. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the lease commencement date. We determine if an arrangement is a lease at inception, and we determine the lease term by assuming the exercise of renewal options that are reasonably certain. The lease term is used to determine whether a lease is finance or operating and is used to calculate rent expense. Additionally, the depreciable life of leased assets and leasehold improvements is limited by the expected lease term. Operating lease balances are classified as operating lease right-of-use (“ROU”) assets, current and long-term operating lease liabilities on our consolidated balance sheet. We have an immaterial amount of finance leases that are included in property and equipment, other current liabilities, and other long-term liabilities on our consolidated balance sheet.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate adjusted for time to represent the rate we would have to pay to borrow on a collateralized basis based on the information available at commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease and we will adjust the life of the lease when it is reasonably certain that we will exercise these options.

We have lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. We have variable lease components, including lease payments with payment escalation based on the Consumer Price Index, and other variable items, such as common area maintenance and taxes.

Key assumptions include discount rate, the impact of purchase options and renewal options on our lease term, as well as the assessment of residual value guarantees.

Our revenue equipment leases generally have purchase options. However, in most circumstances we are not typically certain of exercising the purchase option as we may sign a new lease, return the equipment to the lessor, or exercise the option as circumstances dictate. Our revenue equipment leases often contain residual value guarantees, but they are not reflected in our lease liabilities as our lease rates are such that residual value guarantees are not expected to be owed at the end of our leases. Wrecked units are expensed in full upon damage and paid out to the lessor.

Our real estate leases will often have an option to extend the lease, but we are typically not reasonably certain of exercising options to extend as we have the ability to move to more advantageous locations over time, relocate to other leased and owned locations, or discontinue service from particular locations over time as customer demand changes.

Leases (in millions)	Classification	March 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$367.6
Finance lease assets	Net property and equipment	2.8
Total leased assets		$370.4
Liabilities
Current
Operating	Current operating lease liabilities	$106.4
Finance	Other current and accrued liabilities	0.3
Noncurrent
Operating	Operating lease liabilities	240.5
Finance	Claims and other liabilities	3.4
Total lease liabilities		$350.6

		Three Months Ended March 31, 2019
Lease Cost (in millions)	Classification
Operating lease cost(a)	Purchased transportation; Fuel, operating expenses and supplies	$41.2
Short-term cost	Purchased transportation; Fuel, operating expenses and supplies	3.5
Variable lease cost	Purchased transportation; Fuel, operating expenses and supplies	1.5
Finance lease cost
Amortization of leased assets	Depreciation and amortization	0.2
Interest on lease liabilities	Interest expense	0.1
Total lease cost		$46.5

(a)	Operating lease cost represents non-cash amortization of ROU assets and accretion of the discounted lease liabilities and is segregated on the statement of consolidated cash flows.

Maturities of Lease Liabilities	Operating Leases	Finance Leases	Total
(in millions)
2019	$106.9	$0.5	$107.4
2020	124.1	0.6	124.7
2021	100.2	0.6	100.8
2022	49.9	0.6	50.5
2023	21.5	0.6	22.1
After 2023	16.5	4.2	20.7
Total lease payments	$419.1	$7.1	$426.2
Less: Imputed interest	72.2	3.4	75.6
Present value of lease liabilities	$346.9	$3.7	$350.6

Lease Term and Discount Rate	Weighted-Average Remaining Lease	Weighted-Average Discount Rate
(years and percent)
Operating leases	3.5	11.0%
Finance leases	10.3	11.2%

Other Information	Three Months Ended March 31, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$36.3
Operating cash flows from finance leases	0.1
Financing cash flows from finance leases	0.2
Leased assets obtained in exchange for new finance lease liabilities	—
Leased assets obtained in exchange for new operating lease liabilities	$19.1

Below is the Company’s contractual cash obligations table as of December 31, 2018, that disclosed operating lease payments for the next five years and thereafter. We had no material capital leases as of December 31, 2018.

		Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating leases	$429.2	$138.4	$212.0	$63.3	$15.5

5. Employee Benefits

Qualified and Nonqualified Defined Benefit Pension Plans

The following table presents the components of our Company-sponsored pension plan costs for the three months ended March 31:

	Three Months
(in millions)	2019	2018
Service cost	$—	$0.1
Interest cost	11.4	10.9
Expected return on plan assets	(14.3)	(15.1)
Amortization of prior service credit	(0.1)	(0.1)
Amortization of prior net pension loss	3.2	3.7
Total net periodic pension cost	$0.2	$(0.5)

We expect to contribute $9.9 million to our Company-sponsored pension plans in 2019, of which we have contributed $2.0 million through March 31, 2019.

6. Income Taxes

Our effective tax rate for the three months ended March 31, 2019 was 16.5%, compared to 46.9% for the three months ended March 31, 2018. The significant items impacting the 2019 rate include a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2019. The significant items impacting the 2018 rate include a net state and foreign tax provision, foreign withholding taxes related to dividends from a foreign subsidiary, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2018. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At March 31, 2019 and December 31, 2018, substantially all of our net deferred tax assets were subject to a valuation allowance.

7. Loss Per Share

Given our net loss position for each of the three months ended March 31, 2019 and March 31, 2018, we do not report dilutive securities for these periods. At March 31, 2019 and 2018, our anti-dilutive unvested shares, options, and stock units were approximately 279,000 and 45,000, respectively.

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

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Corporate/ Eliminations	Consolidated
As of March 31, 2019
Identifiable assets	$1,279.6	$731.4	$(82.2)	$1,928.8
As of December 31, 2018
Identifiable assets	$973.6	$626.4	$17.1	$1,617.1
Three Months Ended March 31, 2019
Operating revenue	$743.8	$438.6	$(0.1)	$1,182.3
Operating loss	$(21.1)	$(7.0)	$(3.6)	$(31.7)
Three Months Ended March 31, 2018
Operating revenue	$751.3	$463.3	$(0.1)	$1,214.5
Operating income (loss)	$(6.9)	$5.2	$(2.6)	$(4.3)

9. Commitments, Contingencies and Uncertainties

Department of Defense Complaint

In December 2018, the United States on behalf of the United States Department of Defense filed a Complaint in Intervention (“Complaint”) against the Company in the U.S. District in the Western District of New York captioned United States ex rel. James Hannum v. YRC Freight, Inc.; Roadway Express, Inc.; and Yellow Transportation, Inc., Civil Action No. 08-0811(A). The Complaint alleges that the Company violated the False Claims Act by overcharging the Department of Defense for freight carrier services by failing to comply with the contractual terms of freight contracts between the Department of Defense and the Company and related government procurement rules. The Complaint also alleges claims for unjust enrichment and breach of contract. Under the False Claims Act the Complaint seeks treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts. The remaining common causes of action seek an undetermined amount for an alleged breach of contract or alternatively causes constituting unjust enrichment or a payment by mistake. Management believes it has meritorious defenses and will vigorously defend this action.

Class Action Securities Complaint

In January 2019, a purported class action lawsuit captioned Christina Lewis v. YRC Worldwide Inc., et al., Case No. 1:19-cv-00001, was filed in the United States District Court for the Northern District of New York against the Company and certain of our current and former officers. The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between March 10, 2014 and December 14, 2018. The complaint generally alleges that the defendants violated

Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements relating to its freight billing practices as alleged in the Department of Defense complaint described above. The action includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees. Management believes it has meritorious defenses and will vigorously defend this action. The court has not yet appointed lead plaintiff or lead counsel for this case. Given the early stage of the proceedings at this time, we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the range of potential loss, if any.

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

10. Subsequent Events

On May 3, 2019, the International Brotherhood of Teamster (“IBT”) ratified a new five-year national master freight agreement, along with 26 of the 27 applicable local and regional supplements that were subject to a ratification vote simultaneously with the master freight agreement. In accordance with the IBT’s ratification procedures, however, the approved master freight agreement and supplemental agreements will not take effect until issues pertaining to the final supplemental agreement are resolved. The Companies’ current master freight agreement and related supplemental agreements expire on May 31, 2019.

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
Consolidated Results of Operations — an analysis of our consolidated results of operations for the three months ended March 31, 2019 and 2018.
Reporting Segment Results of Operations — an analysis of our results of operations for the three months ended March 31, 2019 and 2018 for our YRC Freight and Regional Transportation reporting segments.
Certain Non-GAAP Financial Measures — presentation and an analysis of selected non-GAAP financial measures for the three months ended March 31, 2019 and 2018 and trailing twelve months ended March 31, 2019 and 2018.
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

•	Operating Income (Loss): Operating loss is operating revenue less operating expenses. Consolidated operating loss includes certain corporate charges that are not allocated to our reporting segments.

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

◦
Adjusted EBITDA: a non-GAAP measure that reflects EBITDA, and further adjusts for certain net gains or losses on property disposals, non-cash impairment charges, letter of credit expenses, restructuring charges, transaction costs related to issuances of debt, nonrecurring consulting fees, permitted dispositions and discontinued operations, equity-based compensation expense, and non-union pension settlement charges, among other items, as defined in our credit facilities. Adjusted EBITDA is used for internal management purposes as a financial measure that reflects our core operating performance, to measure compliance with financial covenants in our term loan credit agreement and to determine certain management and employee bonus compensation.

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

New National Master Freight Agreement
On May 3, 2019, the IBT announced that employees at operating companies YRC Freight, Holland, and New Penn who are covered by the National Master Freight Agreement voted to ratify a new five-year national master contract (the “New NMFA”). These employees also voted to ratify all but one related regional supplemental agreement.
The New NMFA covers approximately 24,000 employees and will replace the existing agreement, which is scheduled to expire on May 31, 2019. The New NMFA outlines terms and conditions of employment that are customary in collective bargaining agreements and apply at a national level across the covered operations, such as wages, health benefits, multiemployer pension plan contribution rates, and various operational items. A few of the highlights in the New NMFA include:

•	Hourly wage increases in each year of the contract, beginning April 1, 2019 through 2023

•	Health and welfare and pension contribution rate increases

•	Restoration of an additional one-week of vacation

•	The expanded ability to utilize smaller trucks that can be operated by employees who do not have a commercial driver’s license

•	The ability to utilize additional hours of service, in accordance with Department of Transportation regulations

•	The increased ability to utilize purchased transportation at YRC Freight and Holland

•	The increased ability to utilize employees in non-driving positions

•	A newly-structured performance bonus program for employees, which replaces the existing program

The supplemental agreements cover more localized work rules and other terms and conditions of employment. The New NMFA and supplement agreements that were ratified on May 3, 2019 will not go into effect until the one remaining open supplemental agreement is resolved, at which time the new agreements will go into effect immediately with wage and benefit improvements paid retroactively to April 1, 2019.
Consolidated Results of Operations

Our consolidated results include the consolidated results of our reporting segments and unallocated corporate charges. A more detailed discussion of the operating results of our reporting segments is presented in the “Reporting Segment Results of Operations” section below.

The table below provides summary consolidated financial information for the first quarter of 2019 and 2018:

	First Quarter
(in millions)	2019	2018	Percent Change
Operating revenue	$1,182.3	$1,214.5	(2.7)%
Operating loss	(31.7)	(4.3)	NM*
Nonoperating expenses, net	27.1	23.2	16.8%
Net loss	(49.1)	(14.6)	NM*

(*)	not meaningful

First Quarter of 2019 Compared to the First Quarter of 2018

Our consolidated operating revenue decreased $32.2 million, or 2.7%, during the first quarter of 2019 compared to the same period in 2018. The decrease in revenue is primarily attributed to a decrease in tonnage and fuel surcharge revenue due to severe winter weather, among other factors, while partially offset by an increase in base yield excluding fuel surcharge.

Total operating expenses decreased $4.8 million, or 0.4%, for the first quarter of 2019 compared to the first quarter of 2018, and consisted primarily of lower salaries, wages and employee benefits and purchased transportation, partially offset by increased impairment charges.

Salaries, wages and employee benefits. Salaries, wages and employee benefits decreased $11.5 million, or 1.6%, primarily due to a $13.0 million decrease in wage expense due to a decrease in tonnage that reduced the amount of hours needed to process freight, and a $3.1 million decrease in workers’ compensation expense. These decreases were partially offset by a $4.0 million increase in employee benefit costs, which are primarily related to contractual rate increases for union employees.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $5.7 million, or 2.5%, primarily due to a $6.8 million increase in other operating expenses as a result of vendor bankruptcy charges and settlement expenses, and a $2.7 million increase in professional fees as a result of fees associated with our union contract extension. These increases were partially offset by a $5.2 million decrease in fuel expense, which was largely a result of fewer miles driven.

Purchased transportation. Purchased transportation decreased $9.1 million, or 5.9%, primarily due to a $13.2 million decrease in over-the-road purchased transportation expense due partially to reduced shipping volumes and a $2.7 million decrease from reduced usage of local purchased transportation and short-term equipment rentals.  Purchased transportation expense also includes a $3.3 million increase in long-term equipment rentals in conjunction with the Company’s leasing strategy to reinvest in its fleet and a $2.5 million increase in third-party costs for customer-specific logistics solutions.

Other operating expense. Other operating expense increased $1.2 million, or 1.9%, primarily due to a $2.7 million increase in third-party liability claims expense largely due to current year claims, partially offset by a $1.4 million decrease in operating tax expense as a result of fewer miles driven.

Losses on property disposals. Net losses on disposals of property were $1.6 million in the first quarter of 2019, as compared to a $3.2 million loss in the first quarter of 2018, both due to losses on the disposal of revenue equipment.

Impairment charges. During the first quarter of 2019, we recorded an $8.2 million impairment charge at YRC Freight that reflects the write-down of an intangible asset as a result of rebranding strategies, leading to discontinued use of a tradename.

Nonoperating expenses, net. Nonoperating expenses, net, increased $3.9 million in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by a $1.7 million increase in non-cash foreign exchange expense and a $1.4 million increase in interest expense due to higher variable interest rates.

Our effective tax rate for the first quarter of 2019 and 2018 was 16.5% and 46.9%, respectively. The significant items impacting the 2019 rate include a net state and foreign tax provision, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2019. The significant items impacting the 2018 rate include a net state and foreign tax provision, foreign withholding taxes related to dividends from a foreign subsidiary, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2018. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At March 31, 2019 and December 31, 2018, substantially all of our net deferred tax assets were subject to a valuation allowance.

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

The Company uses key operating metrics to provide a comparison with industry peers. Two primary components include volume (commonly evaluated using tonnage, tonnage per day, total shipments, shipments per day or weight per shipment) and yield or price (commonly evaluated as picked up revenue, revenue per hundredweight, or revenue per shipment).   With the enhanced focus of service and product expansion and the launch of HNRY Logistics in late 2018, our increase in shipments over 10,000 pounds is growing, impacting the year-over-year revenue per hundredweight metrics that we have historically presented for YRC Freight, which includes the results of operations for HNRY Logistics.
Therefore, the Company has updated its presentation of operating metrics to separately present LTL operating statistics, which represents shipments less than 10,000 pounds. Shipments greater than 10,000 pounds are primarily transported using third-party purchased transportation.

YRC Freight Results

YRC Freight represented 62.9% of consolidated operating revenue for the first quarter of 2019, as compared to 61.9% for the first quarter of 2018. The table below provides summary financial information for YRC Freight for the first quarter of 2019 and 2018:

	First Quarter
(in millions)	2019	2018	Percent Change
Operating revenue	$743.8	$751.3	(1.0)%
Operating loss	(21.1)	(6.9)	NM*
Operating ratio(a)	102.8%	100.9%	(1.9) pp

(a)	pp represents the change in percentage points
(*) not meaningful

First Quarter of 2019 Compared to the First Quarter of 2018

YRC Freight reported operating revenue of $743.8 million in the first quarter of 2019, a decrease of $7.5 million, or 1.0%, compared to the same period in 2018. The decrease in revenue is primarily attributed to a decrease in tonnage and fuel surcharge revenue due to severe winter weather, among other factors, partially offset by an improvement in base yield, excluding fuel surcharge. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the first quarter of 2019 compared to the first quarter of 2018:

	First Quarter
	2019	2018	Percent Change(b)
Workdays	63.0	63.5

LTL picked up revenue (in millions)	$688.3	$698.6	(1.5)%
LTL tonnage (in thousands)	1,155	1,236	(6.5)%
LTL tonnage per day (in thousands)	18.33	19.46	(5.8)%
LTL shipments (in thousands)	2,298	2,416	(4.9)%
LTL shipments per day (in thousands)	36.47	38.05	(4.1)%
LTL picked up revenue per hundred weight	$29.80	$28.27	5.4%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$26.33	$24.90	5.8%
LTL picked up revenue per shipment	$300	$289	3.6%
LTL picked up revenue per shipment (excluding fuel surcharge)	$265	$255	3.9%
LTL weight per shipment (in pounds)	1,005	1,023	(1.7)%

Total picked up revenue (in millions)(a)	$738.0	$747.5	(1.3)%
Total tonnage (in thousands)	1,442	1,499	(3.8)%
Total tonnage per day (in thousands)	22.90	23.60	(3.0)%
Total shipments (in thousands)	2,331	2,450	(4.9)%
Total shipments per day (in thousands)	37.01	38.59	(4.1)%
Total picked up revenue per hundred weight	$25.58	$24.94	2.6%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$22.66	$21.99	3.1%
Total picked up revenue per shipment	$317	$305	3.8%
Total picked up revenue per shipment (excluding fuel surcharge)	$280	$269	4.3%
Total weight per shipment (in pounds)	1,237	1,223	1.2%

	First Quarter
(in millions)	2019	2018
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$743.8	$751.3
Change in revenue deferral and other	(5.8)	(3.8)
Total picked up revenue	$738.0	$747.5

(a)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue

(b)	Percent change based on unrounded figures and not the rounded figures presented

Operating loss for YRC Freight was $21.1 million in the first quarter of 2019 compared to operating loss of $6.9 million in the first quarter of 2018. Operating expenses increased $6.7 million, or 0.9%, primarily due to non-cash impairment charges, among other factors, which are more fully summarized below.

Salaries, wages and employee benefits. Salaries, wages and employee benefits decreased $1.9 million, or 0.4%, primarily due to a $5.9 million decrease in wage expense due to a decrease in tonnage that reduced the amount of hours needed to process freight, partially offset by a $4.4 million increase in employee benefit costs, which are primarily related to contractual rate increases for union employees.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $2.2 million, or 1.6%, primarily due to a $7.8 million increase in other operating expenses as a result of vendor bankruptcy charges and settlement expenses, partially offset by a $3.2 million reduction in vehicle maintenance expense as a result of the acquisition of new equipment and a $2.9 million decrease in fuel expense, which was largely a result of fewer miles driven and improved fuel miles per gallon.

Purchased transportation. Purchased transportation decreased $4.0 million, or 3.4%, primarily due to a $10.2 million decrease in over-the-road purchased transportation expense due partially to reduced shipping volumes and a $2.5 million decrease from reduced usage of short-term equipment rentals.  Purchased transportation expense also includes a $4.8 million increase in long-term equipment rentals in conjunction with the Company’s leasing strategy to reinvest in its fleet and a $2.5 million increase in third-party costs for customer-specific logistics solutions.

Other operating expense. Other operating expense increased $2.4 million, or 6.7%, primarily due to a $3.7 million increase in third-party liability claims expense due to significant current year claims, partially offset by a $0.9 million decrease in cargo claims expense.

Losses on property disposals. Net losses on disposals of property were $1.1 million in the first quarter of 2019, compared to a $2.8 million loss in the first quarter of 2018, both due to losses on the disposal of revenue equipment.

Impairment charges. During the first quarter of 2019, we recorded an $8.2 million impairment charge that reflects the write-down of an intangible asset as a result of rebranding strategies, leading to discontinued use of a tradename.
Regional Transportation Results
Regional Transportation represented 37.1% of consolidated operating revenue for the first quarter of 2019, as compared to 38.1% for the first quarter of 2018. The table below provides summary financial information for Regional Transportation for the first quarter of 2019 and 2018:

	First Quarter
(in millions)	2019	2018	Percent Change
Operating revenue	$438.6	$463.3	(5.3) %
Operating income (loss)	(7.0)	5.2	NM*
Operating ratio(a)	101.6%	98.9%	(2.7) pp
(a) pp represents the change in percentage points
(*) not meaningful

First Quarter of 2019 Compared to the First Quarter of 2018

Regional Transportation reported operating revenue of $438.6 million for the first quarter of 2019, a decrease of $24.7 million, or 5.3%, from the first quarter of 2018. The decrease in revenue is primarily attributed to a decrease in tonnage and fuel surcharge revenue due to severe winter weather, among other factors, partially offset by an improvement in base yield, excluding fuel surcharge. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the first quarter of 2019 compared to the first quarter of 2018:

	First Quarter
	2019	2018	Percent Change(b)
Workdays	63.0	63.5

LTL picked up revenue (in millions)	$404.8	$424.9	(4.7)%
LTL tonnage (in thousands)	1,388	1,512	(8.2)%
LTL tonnage per day (in thousands)	22.02	23.80	(7.5)%
LTL shipments (in thousands)	2,193	2,387	(8.1)%
LTL shipments per day (in thousands)	34.81	37.59	(7.4)%
LTL picked up revenue per hundred weight	$14.59	$14.06	3.8%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$12.93	$12.41	4.2%
LTL picked up revenue per shipment	$185	$178	3.7%
LTL picked up revenue per shipment (excluding fuel surcharge)	$164	$157	4.1%
LTL weight per shipment (in pounds)	1,265	1,266	(0.1)%

Total picked up revenue (in millions)(a)	$438.4	$464.0	(5.5)%
Total tonnage (in thousands)	1,726	1,914	(9.8)%
Total tonnage per day (in thousands)	27.39	30.14	(9.1)%
Total shipments (in thousands)	2,242	2,444	(8.3)%
Total shipments per day (in thousands)	35.58	38.49	(7.6)%
Total picked up revenue per hundred weight	$12.70	$12.12	4.8%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$11.26	$10.71	5.2%
Total picked up revenue per shipment	$196	$190	3.0%
Total picked up revenue per shipment (excluding fuel surcharge)	$173	$168	3.4%
Total weight per shipment (in pounds)	1,540	1,566	(1.7)%

	First Quarter
(in millions)	2019	2018
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$438.6	$463.3
Change in revenue deferral and other	(0.2)	0.7
Total picked up revenue	$438.4	$464.0

(a)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods

(b)	Percent change based on unrounded figures and not the rounded figures presented

Operating loss for Regional Transportation was $7.0 million for the first quarter of 2019 compared to operating income of $5.2 million for the first quarter of 2018. Operating expenses decreased $12.5 million, or 2.7%, primarily due to decreased salaries, wages and employee benefits and purchased transportation expense.

Salaries, wages and employee benefits. Salaries, wages and employee benefits decreased $7.6 million, or 2.7%, primarily due to a $6.9 million decrease in wage expense due to a decrease in tonnage that reduced the amount of hours needed to process freight.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $0.3 million, or 0.3%, primarily due to a $2.4 million increase in vehicle maintenance expense due to our aging fleet, partially offset by a $2.4 million decrease in fuel expense, which was largely driven by fewer miles driven.

Purchased transportation. Purchased transportation decreased $5.1 million, or 13.7%, primarily due to a $3.3 million decrease in local purchased transportation expense and a $1.8 million decrease in vehicle rent expense.

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

Consolidated Adjusted EBITDA

The reconciliation of net loss to EBITDA and EBITDA to Adjusted EBITDA (defined in our Term Loan Agreement as “Consolidated EBITDA”) for the first quarter of 2019 and 2018, and the trailing twelve months ended March 31, 2019 and 2018, is as follows:

	First Quarter		Trailing Twelve Months Ended
(in millions)	2019	2018	March 31, 2019	March 31, 2018
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(49.1)	$(14.6)	$(14.3)	$(0.1)
Interest expense, net	26.5	25.5	105.5	102.7
Income tax expense (benefit)	(9.7)	(12.9)	14.3	(16.1)
Depreciation and amortization	40.0	37.7	150.0	148.3
EBITDA	7.7	35.7	255.5	234.8
Adjustments for Term Loan Agreement:
(Gains) losses on property disposals, net	1.6	3.2	(22.4)	(0.1)
Property gains on certain disposals(a)	—	—	29.7	—
Impairment charges	8.2	—	8.2	—
Letter of credit expense	1.6	1.7	6.5	6.8
Restructuring charges	—	0.6	1.7	1.5
Transaction costs related to issuances of debt	—	—	—	8.1
Nonrecurring consulting fees	2.4	1.5	8.6	1.5
Permitted dispositions and other	(1.1)	0.5	(1.3)	1.6
Equity-based compensation expense	2.3	1.6	7.0	6.7
Non-union pension settlement charge	—	—	10.9	7.6
Nonrecurring item (vendor bankruptcy)	3.7	—	8.0	—
Other, net(b)	3.7	0.9	9.5	8.2
Adjusted EBITDA	$30.1	$45.7	$321.9	$276.7

(a)	Certain property gains are added back in the calculation of Adjusted EBITDA pursuant to the Term Loan Agreement which permits gains from the sale of excess property with continuing operations

(b)	As required under our Term Loan Agreement, Other, net shown above consists of the impact of certain items to be included in Adjusted EBITDA

Segment Adjusted EBITDA

The following represents Adjusted EBITDA by segment for the first quarter of 2019 and 2018:

	First Quarter
(in millions)	2019	2018
Adjusted EBITDA by segment:
YRC Freight	$18.3	$22.1
Regional Transportation	11.3	22.6
Corporate and other	0.5	1.0
Adjusted EBITDA	$30.1	$45.7

The reconciliation of operating income (loss), by segment, to Adjusted EBITDA for the first quarter of 2019 and 2018, is as follows:

	First Quarter
YRC Freight segment (in millions)	2019	2018
Reconciliation of operating loss to Adjusted EBITDA:
Operating loss	$(21.1)	$(6.9)
Depreciation and amortization	22.9	21.6
Losses on property disposals, net	1.1	2.8
Impairment charges	8.2	—
Letter of credit expense	1.0	1.0
Restructuring charges	—	0.1
Non-union pension and postretirement benefits	(0.1)	0.6
Nonrecurring consulting fees	2.1	1.5
Nonrecurring item (vendor bankruptcy)	3.7	—
Other, net(a)	0.5	1.4
Adjusted EBITDA	$18.3	$22.1

	First Quarter
Regional Transportation segment (in millions)	2019	2018
Reconciliation of operating income (loss) to Adjusted EBITDA:
Operating income (loss)	$(7.0)	$5.2
Depreciation and amortization	16.8	16.1
Losses on property disposals, net	0.5	0.4
Letter of credit expense	0.5	0.6
Nonrecurring consulting fees	0.3	—
Other, net(a)	0.2	0.3
Adjusted EBITDA	$11.3	$22.6

	First Quarter
Corporate and other (in millions)	2019	2018
Reconciliation of operating loss to Adjusted EBITDA(a):
Operating loss	$(3.6)	$(2.6)
Depreciation and amortization	0.3	—
Letter of credit expense	0.1	0.1
Restructuring charges	—	0.5
Permitted dispositions and other	(1.1)	0.5
Non-union pension and postretirement benefits	(0.2)	(0.1)
Equity-based compensation expense	2.3	1.6
Other, net(a)	2.7	1.0
Adjusted EBITDA	$0.5	$1.0
(a) As required under our Term Loan Agreement, Other, net shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our asset-based loan facility and any prospective net cash flow from operations. As of March 31, 2019, our maximum availability under our ABL Facility was $48.1 million. Our Managed Accessibility was $9.1 million, which represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured at March 31, 2019.

For the March 31, 2019 borrowing base certificate, which was filed in April of 2019, we reduced restricted cash $20.0 million by transferring the funds to our operating cash accounts. Our cash and cash equivalents and Managed Accessibility were $155.7 million. For the December 31, 2018 borrowing base certificate, which was filed in January of 2019, we transferred $25.0 million of cash into restricted cash to maintain the 10% threshold, as permitted under the ABL Facility, which transfer effectively put our cash and cash equivalents and Managed Accessibility to $203.8 million.

The table below summarizes cash and cash equivalents and Managed Accessibility as of March 31, 2019 and December 31, 2018:

(in millions)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$126.6	$227.6
Changes to restricted cash	20.0	(25.0)
Managed Accessibility	9.1	1.2
Total cash and cash equivalents and Managed Accessibility	$155.7	$203.8

Outside of funding normal operations, our principal uses of cash include making contributions to various multi-employer pension funds and our single-employer pension plans, and meeting our other cash obligations including, but not limited to, paying principal and interest on our funded debt, making payments on our equipment leases, and funding capital expenditures.

As of March 31, 2019, we had $884.5 million in aggregate par value of outstanding indebtedness, the majority of which matures in 3-5 years. We also have future funding obligations for our various multi-employer pension funds and single-employer pension plans. We expect our funding obligations for the remainder of 2019 for our multi-employer pension funds and single-employer pension plans will be $97.9 million and $7.9 million, respectively. In addition, we have, and will continue to have, operating lease obligations. As of March 31, 2019, our operating lease payment obligations through 2030 totaled $419.1 million and are expected to increase as we lease additional revenue equipment. For the first quarter of 2019, we entered into new operating leases for revenue equipment totaling $19.3 million in future lease payments, payable over an average lease term of five years.

Our capital expenditures for the first quarter of 2019 and 2018 were $32.6 million and $23.5 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, for capitalized costs to improve our technology infrastructure and to refurbish engines for our revenue fleet. For the quarter ended March 31, 2019 we entered into new operating lease commitment for revenue equipment with a capital equivalent value of $25.3 million.

As of March 31, 2019, our Standard & Poor’s Corporate Family Rating was “B-” with a stable outlook and Moody’s Investor Service Corporate Family Rating was “B3” with a positive outlook.

Credit Facility Covenants

Our Term Loan Agreement has certain financial covenants that, among other things, restrict certain capital expenditures and require us to not exceed a maximum total leverage ratio (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA). These covenants are more fully described in the “Debt and Financing” footnote to the consolidated financial statements. At March 31, 2019, we were in compliance with all such covenants.

We believe that our results of operations will be sufficient to allow us to comply with the covenants in the Term Loan Agreement, fund our operations, increase working capital as necessary to support our planned revenue growth and fund capital expenditures for at least the next twelve months. Our ability to satisfy our liquidity needs and meet future stepped-up covenants beyond the next twelve months is dependent upon our ability to achieve operating results consistent with levels achieved during 2018. Maintaining results will depend on a number of factors including our ability to successfully implement the provisions of the new labor agreement with our union employees. The union employees approved the New NMFA and all but one supplemental agreement on May 3, 2019. In accordance with the IBT’s ratification procedures, the approved labor agreement will not take effect until the remaining issues pertaining to the one supplemental agreement are resolved. Once effective, the approved labor agreement is set to expire on March 31, 2024.

Cash Flows

Operating Cash Flow

Cash used in operating activities was $41.7 million during the first quarter of 2019, compared to $3.7 million during the first quarter of 2018. The increase in cash used was primarily attributable to a $34.5 million increase in net loss, and the remaining difference is primarily related to timing differences in working capital accounts. We segregated non-cash expenses associated with ROU assets and lease liabilities from the payments that are recorded to lease liabilities, which are presented in the change in other operating liabilities.

Investing Cash Flow

Cash used in investing activities was $31.8 million during the first quarter of 2019 compared to $20.5 million during the first quarter of 2018, an increase of $7.9 million largely driven by higher revenue equipment acquisitions and lower cash proceeds from the sale of real property.

Financing Cash Flow

Cash used in financing activities for the first quarter of 2019 and 2018 was $2.5 million and $8.4 million, respectively, which consist primarily of repayments on our long-term debt.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual cash obligations and other commercial commitments as of March 31, 2019.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of March 31, 2019:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ABL Facility(a)	$17.2	$6.9	$10.3	$—	$—
Term Loan(b)	780.4	83.2	159.2	538.0	—
Lease financing obligations(c)	340.1	40.1	71.3	69.7	159.0
Pension deferral obligations(d)	95.2	7.4	14.2	73.6	—
Workers’ compensation, property damage and liability claims obligations(e)	359.5	102.1	115.4	50.0	92.0
Operating leases(f)	419.1	139.1	208.7	57.9	13.4
Other contractual obligations(g)	28.1	24.0	3.7	0.4	—
Capital expenditures and other (h)	34.7	34.7	—	—	—
Total contractual obligations	$2,074.3	$437.5	$582.8	$789.6	$264.4

(a)	The ABL Facility includes future payments for the letter of credit and unused line fees and are not included on the Company’s consolidated balance sheets.

(b)	The Term Loan includes principal and interest payments, but excludes unamortized discounts.

(c)
The lease financing obligations include interest payments of $307.5 million and principal payments of $32.6 million. The remaining principal obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

(d)	Pension deferral obligations includes principal and interest payments on the Second A&R CDA.

(e)	The workers’ compensation, property damage and liability claims obligations represent our estimate of future payments for these obligations, not all of which are contractually required.

(f)	Operating leases represent future payments under contractual lease arrangements primarily for revenue equipment.

(g)	Other contractual obligations includes future service agreements and certain maintenance agreements and are not included on the Company’s consolidated balance sheets.

(h)
Capital expenditure and other obligations primarily includes noncancelable orders for revenue equipment the Company will either purchase or lease. If leased, the cash obligations will be scheduled over the multi-year term of the lease and ROU assets and liabilities will be recorded upon lease execution.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event.

		Amount of Commitment Expiration Per Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ABL Facility availability (a)	$48.1	$—	$48.1	$—	$—
Letters of credit(b)	341.5	—	341.5	—	—
Surety bonds(c)	123.9	122.1	1.8	—	—
Total commercial commitments	$513.5	$122.1	$391.4	$—	$—

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements except for other contractual obligations for service agreements and capital purchases, letters of credit and surety bonds, which are reflected in the above tables.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and fuel price volatility. The risk inherent in our market risk-sensitive instruments and positions is the potential loss or increased expense arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk-sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of March 31, 2019 and have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

We implemented ASC 842, Leases, on January 1, 2019 and the Company implemented internal controls related to lease balances and disclosures on its consolidated financial statements.

There were no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” note to our consolidated financial statements included with this quarterly report on Form 10-Q, and that discussion is incorporated by reference herein.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and as discussed in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

If our relationship with our employees and unions were to deteriorate, we may be faced with labor disruptions or stoppages or general uncertainty by our customers, which could have a material adverse effect on our business, financial condition and results of operations, result in a loss of customers, and place us at a disadvantage relative to non-union competitors.

Each of our operating subsidiaries have employees who are represented by the IBT. These employees represent the majority of our workforce at March 31, 2019. Salaries, wages and employee benefits compose over half of our operating costs.

Each of our YRC Freight, New Penn, and Holland subsidiaries employ most of their unionized employees under the terms of a common national master freight agreement with the IBT, as supplemented by additional regional supplements and local agreements. A significant majority of these were to expire on March 31, 2019, but were extended to May 31, 2019 to allow for the ratification of the tentative agreement reached with the negotiating arm of the IBT on March 21, 2019. On May 3, 2019, YRC Worldwide was notified that the union employees for these three operating companies ratified a new national master freight agreement. However, on the same date, the applicable union employees declined to ratify one of the twenty-seven supplemental agreements to the New NMFA. The supplemental agreement, which applies to 147 union employees, covers localized operational and work rule-type items, and does not supersede the New NMFA and its terms.  The approved New NMFA and supplemental agreements will not take effect until issues pertaining to that supplemental agreement are resolved, and thus, the anticipated benefits to both the Company and the employees under the NMFA will not take effect until that time. There is no guarantee that the remaining unratified supplemental agreement will be resolved by May 31, 2019. In that case, we could seek a further extension of the current collective bargaining agreement with the negotiating arm of the IBT if we believe that such an extension is in the best interest of the Company.

The IBT also represents a number of employees at Reddaway and YRC Reimer under more localized agreements, which have wages, benefit contributions and other terms and conditions that we believe better fit the cost structure and operating models of these business units. Our subsidiaries are regularly subject to grievances, arbitration proceedings and other claims concerning alleged past and current non-compliance with applicable labor law and collective bargaining agreements.

We cannot predict the outcome of any of these matters. These matters, if resolved in a manner unfavorable to us, could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Item 6. Exhibits

10.1*	Extension Agreement, dated March 21, 2019 between YRC Inc., USF Holland LLC, and New Penn Motor Express LLC and Teamsters National Freight Industry Negotiating Committee

10.2*	Form of Restricted Stock Agreement under YRC Worldwide Inc. 2019 Incentive and Equity Award Plan for 2019 CEO Grant

31.1*	Certification of Darren D. Hawkins filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Stephanie D. Fisher filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Darren D. Hawkins furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Stephanie D. Fisher furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
__________________________
* Indicates documents filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YRC WORLDWIDE INC.

Date: May 8, 2019	/s/ Darren D. Hawkins
Darren D. Hawkins
Chief Executive Officer

Date: May 8, 2019	/s/ Stephanie D. Fisher
Stephanie D. Fisher
Chief Financial Officer