Form 10-Q
period 2019-06-30
YRC Worldwide Inc.
filed 2019-08-09
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2019
Common Stock, $0.01 par value per share	36,274,655 shares

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries
(Amounts in millions except share and per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$117.5	$227.6
Restricted amounts held in escrow	—	—
Accounts receivable, net	538.7	470.3
Prepaid expenses and other	52.3	58.7
Total current assets	708.5	756.6
Property and Equipment:
Cost	2,767.2	2,765.9
Less – accumulated depreciation	(1,986.0)	(1,969.8)
Net property and equipment	781.2	796.1
Deferred income taxes, net	0.4	—
Operating lease right-of-use assets	373.9	—
Other assets	43.3	64.4
Total Assets	$1,907.3	$1,617.1
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$188.0	$178.0
Wages, vacations and employee benefits	239.1	223.6
Current operating lease liabilities	110.5	—
Claims and insurance accruals	113.5	112.8
Other accrued taxes	27.2	24.7
Other current and accrued liabilities	31.3	32.6
Current maturities of long-term debt	18.4	20.7
Total current liabilities	728.0	592.4
Other Liabilities:
Long-term debt, less current portion	833.9	854.2
Deferred income taxes, net	—	1.8
Pension and postretirement	194.7	202.9
Operating lease liabilities	243.7	—
Claims and other liabilities	277.1	271.3
Commitments and contingencies
Shareholders’ Deficit:
Preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	0.3	0.3
Capital surplus	2,330.2	2,327.6
Accumulated deficit	(2,281.1)	(2,208.4)
Accumulated other comprehensive loss	(326.8)	(332.3)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(370.1)	(305.5)
Total Liabilities and Shareholders’ Deficit	$1,907.3	$1,617.1
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
YRC Worldwide Inc. and Subsidiaries
For the Three and Six Months Ended June 30
(Amounts in millions except per share data, shares in thousands)
(Unaudited)

	Three Months		Six Months
	2019	2018	2019	2018
Operating Revenue	$1,272.6	$1,326.5	$2,454.9	$2,541.0
Operating Expenses:
Salaries, wages and employee benefits	782.3	756.0	1,500.5	1,485.7
Fuel, operating expenses and supplies	228.3	242.0	464.2	472.2
Purchased transportation	158.0	177.2	304.3	332.6
Depreciation and amortization	38.5	37.6	78.5	75.3
Other operating expenses	57.4	60.6	121.2	123.2
(Gains) losses on property disposals, net	(6.2)	2.2	(4.6)	5.4
Impairment charges	—	—	8.2	—
Total operating expenses	1,258.3	1,275.6	2,472.3	2,494.4
Operating Income (Loss)	14.3	50.9	(17.4)	46.6
Nonoperating Expenses:
Interest expense	28.2	25.5	55.2	51.1
Non-union pension and postretirement benefits	0.5	(0.4)	0.8	(0.9)
Other, net	0.1	1.0	(0.1)	(0.9)
Nonoperating expenses, net	28.8	26.1	55.9	49.3
Income (loss) before income taxes	(14.5)	24.8	(73.3)	(2.7)
Income tax expense (benefit)	9.1	10.4	(0.6)	(2.5)
Net income (loss)	(23.6)	14.4	(72.7)	(0.2)
Other comprehensive income, net of tax	2.0	4.3	5.5	6.3
Comprehensive Income (Loss)	$(21.6)	$18.7	$(67.2)	$6.1

Average Common Shares Outstanding – Basic	33,247	32,966	33,199	32,894
Average Common Shares Outstanding – Diluted	33,247	33,794	33,199	32,894

Earnings (Loss) Per Share – Basic	$(0.71)	$0.44	$(2.19)	$0.00
Earnings (Loss) Per Share – Diluted	$(0.71)	$0.43	$(2.19)	$0.00
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Six Months Ended June 30
(Amounts in millions)
(Unaudited)

	2019	2018
Operating Activities:
Net loss	$(72.7)	$(0.2)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	78.5	75.3
Lease amortization and accretion expense	82.3	—
Lease payments	(75.4)	—
Equity-based compensation and employee benefits expense	9.5	12.1
(Gains)/losses on property disposals, net	(4.6)	5.4
Impairment charges	8.2	—
Deferred income tax benefit, net	(1.6)	—
Other noncash items, net	2.1	3.6
Changes in assets and liabilities, net:
Accounts receivable	(67.2)	(65.6)
Accounts payable	5.3	17.8
Other operating assets	(4.5)	(17.4)
Other operating liabilities	10.6	40.5
Net cash provided by (used in) operating activities	(29.5)	71.5
Investing Activities:
Acquisition of property and equipment	(70.6)	(46.5)
Proceeds from disposal of property and equipment	8.3	4.2
Net cash used in investing activities	(62.3)	(42.3)
Financing Activities:
Repayments of long-term debt	(17.5)	(14.6)
Payments for tax withheld on equity-based compensation	(0.8)	(1.6)
Net cash used in financing activities	(18.3)	(16.2)
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Amounts Held in Escrow	(110.1)	13.0
Cash, Cash Equivalents and Restricted Amounts Held in Escrow, Beginning of Period	227.6	145.7
Cash, Cash Equivalents and Restricted Amounts Held in Escrow, End of Period	$117.5	$158.7

Supplemental Cash Flow Information:
Interest paid	$(50.6)	$(49.4)
Income tax payment, net	(2.5)	(2.9)
The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Three and Six Months Ended June 30
(Amounts in millions)
(Unaudited)

	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2018	$—	$0.3	$2,327.6	$(2,208.4)	$(332.3)	$(92.7)	$(305.5)
Equity-based compensation	—	—	1.6	—	—	—	1.6
Net loss	—	—	—	(49.1)	—	—	(49.1)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.2	—	3.2
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	0.4	—	0.4
Balances at March 31, 2019	$—	$0.3	$2,329.2	$(2,257.5)	$(328.8)	$(92.7)	$(349.5)
Equity-based compensation	—	—	1.0	—	—	—	1.0
Net loss	—	—	—	(23.6)	—	—	(23.6)
Pension, net of tax:							—
Amortization of prior net losses	—	—	—	—	1.6	—	1.6
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	0.5	—	0.5
Balances at June 30, 2019	$—	$0.3	$2,330.2	$(2,281.1)	$(326.8)	$(92.7)	$(370.1)

	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2017	$—	$0.3	$2,323.3	$(2,228.6)	$(355.8)	$(92.7)	$(353.5)
Equity-based compensation	—	—	0.2	—	—	—	0.2
Net loss	—	—	—	(14.6)	—	—	(14.6)
Pension, net of tax:							—
Amortization of prior net losses	—	—	—	—	3.8	—	3.8
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	(1.7)	—	(1.7)
Balances at March 31, 2018	$—	$0.3	$2,323.5	$(2,243.2)	$(353.8)	$(92.7)	$(365.9)
Equity-based compensation	—	—	3.1	—	—	—	3.1
Net income	—	—	—	14.4	—	—	14.4
Pension, net of tax:							—
Amortization of prior net losses	—	—	—	—	3.8	—	3.8
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	0.6	—	0.6
Balances at June 30, 2018	$—	$0.3	$2,326.6	$(2,228.8)	$(349.5)	$(92.7)	$(344.1)

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
YRC Worldwide Inc. and Subsidiaries
(Unaudited)

1. Description of Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide,” the “Company,” “we,” “us” or “our”) is a holding company that, through its operating subsidiaries, offers its customers a wide range of transportation services. We have one of the largest, most comprehensive less-than-truckload (“LTL”) networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer expertise in LTL shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence. Our reporting segments include the following:

•
YRC Freight is the reporting segment that focuses on longer haul business opportunities with national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management. This reporting segment includes LTL subsidiaries YRC Inc. and YRC Freight Canada Company (both doing business as, and herein referred to as, “YRC Freight”) and HNRY Logistics, Inc. (“HNRY Logistics”), our customer-specific logistics solutions provider. In addition to the United States and Canada, YRC Freight also serves parts of Mexico and Puerto Rico.

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

At June 30, 2019, approximately 79% of our labor force is subject to collective bargaining agreements, which predominantly expire on March 31, 2024.

2. Basis of Presentation

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

Revenue Disaggregation

We considered the disclosure requirements for revenue disaggregation guidance in ASC Topic 606, Revenue from Contracts with Customers, and noted that our segments disaggregate our revenues based on geographic and time-based factors as our Regional Transportation segment carriers operate in a smaller geographic footprint and have a shorter length of haul as compared to our YRC Freight segment. For additional information, see the “Business Segments” footnote to the consolidated financial statements. The following table presents disaggregated revenue by revenue source between LTL shipments and total. LTL shipments are defined as shipments less than 10,000 pounds. Beginning in 2019, the Company disaggregated revenue for reporting of key operating metrics, including volume and yield metrics, due to the impacts from shipments over 10,000 pounds.

	Three Months		Six Months
YRC Freight segment (in millions)	2019	2018	2019	2018
LTL revenue	$737.9	$760.8	$1,422.7	$1,456.7
Other revenue	62.9	66.8	121.9	122.2
Total revenue	$800.8	$827.6	$1,544.6	$1,578.9

	Three Months		Six Months
Regional Transportation segment (in millions)	2019	2018	2019	2018
LTL revenue	$438.2	$458.3	$843.2	$882.6
Other revenue	33.6	40.7	67.2	79.7
Total revenue	$471.8	$499.0	$910.4	$962.3

	Three Months		Six Months
Consolidated (in millions)	2019	2018	2019	2018
LTL revenue	$1,176.1	$1,219.1	$2,265.9	$2,339.3
Other revenue	96.5	107.4	189.0	201.7
Total revenue	$1,272.6	$1,326.5	$2,454.9	$2,541.0

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

Impact of Recently-Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. The guidance modifies disclosure requirements for defined benefit plans. This guidance is effective for fiscal years ending after December 15, 2020, and early adoption is permitted. The Company assessed the potential impact of ASU 2018-14 on its consolidated financial statement disclosures and does not expect it to be material.

3. Debt and Financing

Our outstanding debt as of June 30, 2019 consisted of the following:

As of June 30, 2019 (in millions)	Par Value	Discount	Debt Issuance Costs	Book Value	Average Effective Interest Rate
Term Loan	$558.1	$(6.5)	$(5.6)	$546.0	11.3%	(a)
ABL Facility	—	—	—	—	N/A
Secured Second A&R CDA	26.8	—	(0.1)	26.7	8.0%
Unsecured Second A&R CDA	46.7	—	(0.2)	46.5	8.0%
Lease financing obligations	233.4	—	(0.3)	233.1	16.5%	(b)
Total debt	$865.0	$(6.5)	$(6.2)	$852.3
Current maturities of Term Loan	(14.3)	—	—	(14.3)
Current maturities of lease financing obligations	(2.6)	—	—	(2.6)
Current maturities of Unsecured Second A&R CDA	(1.5)	—	—	(1.5)
Long-term debt	$846.6	$(6.5)	$(6.2)	$833.9

(a)	Variable interest rate of 1, 3 or 6-month LIBOR, with a floor of 1.0%, plus a fixed margin of 8.50%.
(b) Interest rate for lease financing obligations is derived from the difference between total rent payment and calculated principal amortization over the life of lease agreements.

Liquidity

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our asset-based loan facility (the
“ABL Facility”) and any prospective net cash flow from operations. As of June 30, 2019, our maximum availability under our ABL Facility was $81.6 million. Our Managed Accessibility was $39.3 million, which represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured at June 30, 2019.
Our cash and cash equivalents and Managed Accessibility were $156.8 million.

For the December 31, 2018 borrowing base certificate, which was filed in January of 2019, we transferred $25.0 million of cash into restricted cash to maintain the 10% threshold, as permitted under the ABL Facility, which transfer effectively put our cash and cash equivalents and Managed Accessibility to $203.8 million.

The table below summarizes cash and cash equivalents and Managed Accessibility as of June 30, 2019 and December 31, 2018:

(in millions)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$117.5	$227.6
Changes to restricted cash	—	(25.0)
Managed Accessibility	39.3	1.2
Total cash and cash equivalents and Managed Accessibility	$156.8	$203.8

Credit Facility Covenants

The credit agreement (the “Term Loan Agreement”) governing our term loan facility (the “Term Loan”) has certain financial covenants, that, among other things, restrict certain capital expenditures and require us to comply with a maximum total leverage ratio covenant (defined as Consolidated Total Debt divided by Consolidated Adjusted EBITDA as defined below).

Our total maximum leverage ratio covenants are as follows:

Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio	Four Consecutive Fiscal Quarters Ending	Maximum Total Leverage Ratio
June 30, 2019	3.25 to 1.00	September 30, 2020	2.75 to 1.00
September 30, 2019	3.25 to 1.00	December 31, 2020	2.75 to 1.00
December 31, 2019	3.00 to 1.00	March 31, 2021	2.75 to 1.00
March 31, 2020	3.00 to 1.00	June 30, 2021 and thereafter	2.50 to 1.00
June 30, 2020	3.00 to 1.00

Consolidated Adjusted EBITDA, defined in our Term Loan Agreement as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on certain property disposals, restructuring charges, transaction costs related to issuances of debt, non-recurring consulting fees, non-cash impairment charges and the gains or losses from permitted dispositions, union vacation restoration charges and discontinued operations. Consolidated Total Debt, as defined in our Term Loan Agreement, is the aggregate principal amount of indebtedness outstanding. Our total leverage ratio for the four consecutive fiscal quarters ending June 30, 2019 was 3.12 to 1.00.

Impacts to our consolidated financial statements due to the implementation of ASC 842, Leases, on January 1, 2019 did not impact our calculation of the financial covenants included in our Term Loan Agreement as changes in generally accepted accounting principles subsequent to the date of the agreement are not required to be implemented for purposes of covenant calculations.

Risks and Uncertainties Regarding Compliance with Credit Facility Financial Covenants

We believe that our results of operations will be sufficient to allow us to comply with the covenants in the Term Loan Agreement for at least the next twelve months. Our ability to satisfy our liquidity needs and meet our future covenants during the next twelve months and thereafter is dependent upon our ability to achieve operating results that reflect improvement over our first half 2019 results. Although we are currently in compliance with the maximum total leverage ratio covenant under our Term Loan Agreement, the covenant levels tighten in the coming quarters. Means for improving our profitability include successful implementation of network optimization, and the realization of pricing, productivity and efficiency initiatives, as well as increased volume, all of which may not be within our control. If we are unable to achieve the improved results required to comply with this covenant in one or more quarters over the next twelve months, we will need to take more specific actions as described below.

We may decide to pay down a sufficient amount of the Term Loan to comply with the covenant. We currently believe that the results of our operations will be sufficient to allow us to make such payments and fund our operations for the next twelve months. Means for improving our ability to make such payments may include the requirement to pursue certain actions, including but not limited to, reducing capital expenditures for revenue equipment and technology, accelerating terminal closures identified through the network optimization plan, reducing headcount, and seeking additional cost reductions in the organization, all of which may not be within our control. Some of those actions might adversely affect our operations and financial performance over the long-term.

The Company is currently pursuing new financing alternatives, including a potential refinancing of the Term Loan Agreement to provide for less restrictive financial covenants, as well as potentially lowering interest rates and extending the maturity of the facility as compared to our current Term Loan Agreement.

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	June 30, 2019		December 31, 2018
(in millions)	Book Value	Fair value	Book Value	Fair value
Term Loan	$546.0	$555.0	$559.4	$546.0
Lease financing obligations	233.1	232.4	242.2	234.7
Second A&R CDA	73.2	73.1	73.3	70.0
Total debt	$852.3	$860.5	$874.9	$850.7

The fair values of the Term Loan and the Second Amended and Restated Contribution Deferral Agreement (the “Second A&R CDA”) were estimated based on observable prices (level two inputs for fair value measurements). The fair value of the lease financing obligations is estimated using a publicly-traded secured loan with similar characteristics (level three input for fair value measurement).

4. Leases

The Company determines if an arrangement is a lease or contains a lease at inception. We lease certain revenue equipment and real estate, predominantly through operating leases, and we have an immaterial number of leases in which we are a lessor. Operating leases are expensed on a straight-line basis over the life of the lease beginning on the lease commencement date. We determine the lease term by assuming the exercise of renewal options that are reasonably certain. The lease term is used to determine whether a lease is finance or operating and is used to calculate rent expense. Additionally, the depreciable life of leased assets and leasehold improvements is limited by the expected lease term. Operating lease balances are classified as operating lease right-of-use (“ROU”) assets and current and long-term operating lease liabilities on our consolidated balance sheet. We have an immaterial amount of finance leases that are included in property and equipment, other current liabilities, and other long-term liabilities on our consolidated balance sheet.

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

Leases (in millions)	Classification	June 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$373.9
Finance lease assets	Net property and equipment	2.7
Total leased assets		$376.6
Liabilities
Current
Operating	Current operating lease liabilities	$110.5
Finance	Other current and accrued liabilities	0.2
Noncurrent
Operating	Operating lease liabilities	243.7
Finance	Claims and other liabilities	3.4
Total lease liabilities		$357.8

Lease Cost (in millions)	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost(a)	Purchased transportation; Fuel, operating expenses and supplies	$41.1	$82.3
Short-term cost	Purchased transportation; Fuel, operating expenses and supplies	3.4	6.9
Variable lease cost	Purchased transportation; Fuel, operating expenses and supplies	1.8	3.3
Finance lease cost
Amortization of leased assets	Depreciation and amortization	0.1	0.3
Interest on lease liabilities	Interest expense	0.1	0.2
Total lease cost		$46.5	$93.0

(a)	Operating lease cost represents non-cash amortization of ROU assets and accretion of the discounted lease liabilities and is segregated on the statement of consolidated cash flows.

Remaining Maturities of Lease Liabilities	Operating Leases	Finance Leases	Total
(in millions)
2019	$76.1	$0.3	$76.4
2020	134.4	0.6	135.0
2021	110.5	0.6	111.1
2022	60.2	0.6	60.8
2023	27.6	0.6	28.2
After 2023	17.8	4.2	22.0
Total lease payments	$426.6	$6.9	$433.5
Less: Imputed interest	72.4	3.3	75.7
Present value of lease liabilities	$354.2	$3.6	$357.8

Lease Term and Discount Rate	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate
(years and percent)
Operating leases	3.5	11.0%
Finance leases	10.2	11.2%

Other Information	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases (a)	$38.9	$75.2
Operating cash flows from finance leases	0.1	0.2
Financing cash flows from finance leases	0.1	0.2
Leased assets obtained in exchange for new operating lease liabilities	$34.7	$53.8

(a)	Payments arising from operating leases and variable lease payments are reported in operating activities on the statements of consolidated cash flows.

Below is the Company’s contractual cash obligations table as of December 31, 2018, that disclosed operating lease payments for the next five years and thereafter. We had no material capital leases as of December 31, 2018.

		Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating leases	$429.2	$138.4	$212.0	$63.3	$15.5

5. Employee Benefits

Qualified and Nonqualified Defined Benefit Pension Plans

The following table presents the components of our Company-sponsored pension plan costs for the three and six months ended June 30:

	Three Months		Six Months
(in millions)	2019	2018	2019	2018
Service cost	$—	$0.1	$—	$0.2
Interest cost	11.4	10.9	22.8	21.8
Expected return on plan assets	(14.3)	(15.1)	(28.6)	(30.2)
Amortization of prior service credit	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of prior net pension loss	3.2	3.7	6.4	7.4
Total net periodic pension cost	$0.2	$(0.5)	$0.4	$(1.0)

We expect to contribute $9.9 million to our Company-sponsored pension plans in 2019, of which we have contributed $4.2 million through June 30, 2019.

6. Income Taxes

Our effective tax rate for the three and six months ended June 30, 2019 was (62.8)% and 0.8%, respectively, compared to 41.9% and 92.6%, respectively for the three and six months ended June 30, 2018. The significant items impacting the 2019 rates include a benefit recognized due to application of the exception to the rules regarding intraperiod tax allocation, a provision for net state and foreign taxes, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2019. The significant items impacting the 2018 rates include a provision for net state and foreign taxes, foreign withholding taxes related to dividends from a foreign subsidiary, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2018. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At June 30, 2019 and December 31, 2018, substantially all of our net deferred tax assets were subject to a valuation allowance.

7. Earnings (Loss) Per Share

We calculate basic earnings (loss) per share by dividing our net earnings (loss) available to common shareholders by our weighted-average shares outstanding at the end of the period. The calculation for diluted earnings (loss) per share adjusts the weighted average shares outstanding for our dilutive unvested shares and stock units using the treasury stock method. Our calculations for basic and dilutive earnings (loss) per share for three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months		Six Months
(dollars in millions, except per share data; shares and stock units in thousands)	2019	2018	2019	2018
Basic and dilutive net income (loss) available to common shareholders	$(23.6)	$14.4	$(72.7)	$(0.2)

Basic weighted average shares outstanding	33,247	32,966	33,199	32,894
Effect of dilutive securities:
Unvested shares and stock units(a)	—	828	—	—
Dilutive weighted average shares outstanding	33,247	33,794	33,199	32,894

Basic earnings (loss) per share(b)	$(0.71)	$0.44	$(2.19)	$0.00
Diluted earnings (loss) per share(b)	$(0.71)	$0.43	$(2.19)	$0.00

(a)	Includes unvested shares of Common Stock, unvested stock units and vested stock units for which the underlying Common Stock has not been distributed.

(b)	Earnings (loss) per share is based on unrounded figures and not the rounded figures presented.

At June 30, 2019 and 2018, our anti-dilutive unvested shares, options, and stock units were approximately 325,000 and 57,000, respectively.

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

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Corporate/ Eliminations	Consolidated
As of June 30, 2019
Identifiable assets	$1,349.6	$784.6	$(226.9)	$1,907.3
As of December 31, 2018
Identifiable assets	$973.6	$626.4	$17.1	$1,617.1
Three Months Ended June 30, 2019
Operating revenue	$800.8	$471.8	$—	$1,272.6
Operating income (loss)	$16.0	$2.6	$(4.3)	$14.3
Six Months Ended June 30, 2019
External revenue	$1,544.6	$910.4	$(0.1)	$2,454.9
Operating loss	$(5.1)	$(4.4)	$(7.9)	$(17.4)
Three Months Ended June 30, 2018
Operating revenue	$827.6	$499.0	$(0.1)	$1,326.5
Operating income (loss)	$26.8	$29.2	$(5.1)	$50.9
Six Months Ended June 30, 2018
External revenue	$1,578.9	$962.3	$(0.2)	$2,541.0
Operating income (loss)	$19.9	$34.4	$(7.7)	$46.6

9. Commitments, Contingencies and Uncertainties

Department of Defense Complaint

In December 2018, the United States on behalf of the United States Department of Defense filed a Complaint in Intervention (“Complaint”) against the Company in the U.S. District in the Western District of New York captioned United States ex rel. James Hannum v. YRC Freight, Inc.; Roadway Express, Inc.; and Yellow Transportation, Inc., Civil Action No. 08-0811(A). The Complaint alleges that the Company violated the False Claims Act by overcharging the Department of Defense for freight carrier services by failing to comply with the contractual terms of freight contracts between the Department of Defense and the Company and related government procurement rules. The Complaint also alleges claims for unjust enrichment and breach of contract. Under the False Claims Act, the Complaint seeks treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts. The remaining common causes of action seek an undetermined amount for an alleged breach of contract or alternatively causes constituting unjust enrichment or a payment by mistake. The Company has moved to dismiss the case, and the court is set to hear oral arguments on the motion on August 12, 2019. Management believes the Company has meritorious defenses and intends to vigorously defend this action. We are unable to estimate the possible loss, or range of possible loss, associated with these claims at this time.
Class Action Securities Complaint

In January 2019, a purported class action lawsuit captioned Christina Lewis v. YRC Worldwide Inc., et al., Case No. 1:19-cv-00001, was filed in the United States District Court for the Northern District of New York against the Company and certain of our current and former officers. The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between March 10, 2014 and December 14, 2018. The complaint generally alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements relating to its freight billing practices as alleged in the Department of Defense complaint described above. The action includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees. The co-lead plaintiffs filed an amended complaint on June 14, 2019, and the defendants moved to dismiss it on July 15, 2019. Management believes the Company has meritorious defenses and intends to vigorously defend this action. We are unable to estimate the possible loss, or range of possible loss, associated with these claims at this time.

Shareholder Derivative Complaint

In May 2019, a putative shareholder filed an action derivatively and on behalf of the Company naming James L. Welch, Jamie G. Pierson, Stephanie D. Fisher, Raymond J. Bromark, Douglas A. Carty, William R. Davidson, Matthew A. Doheny, Robert L. Friedman, James E. Hoffman, Michael J. Kneeland, Patricia M. Nazemetz, and James F. Winestock individually as defendants and the Company as the nominal defendant. The case is captioned Hastey v. Welch, et al., Case No. 2:19-cf-2266-KGG, and is pending in the United States District Court for the District of Kansas. The Complaint alleges that the Company was exposed to harm by the individual defendants’ purported conduct concerning its freight-billing practices as alleged in the Department of Defense Complaint and the Class Action Securities Complaint described above. The Complaint asserts that the defendants’ purported conduct violated Section 14(a) of the Securities Exchange Act of 1934 and that the individual defendants breached their fiduciary duties, were unjustly enriched, and engaged in corporate waste. The Complaint seeks damages on behalf of the Company.
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

•
our failure to comply with the covenants in the documents governing our existing and future indebtedness, including financial covenants under our credit facilities, in light of recent operating results;

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
Consolidated Results of Operations — an analysis of our consolidated results of operations for the three and six months ended June 30, 2019 and 2018.
Reporting Segment Results of Operations — an analysis of our results of operations for the three and six months ended June 30, 2019 and 2018 for our YRC Freight and Regional Transportation reporting segments.
Certain Non-GAAP Financial Measures — presentation and an analysis of selected non-GAAP financial measures for the three and six months ended June 30, 2019 and 2018 and trailing twelve months ended June 30, 2019 and 2018.
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

◦
Adjusted EBITDA: a non-GAAP measure that reflects EBITDA, and further adjusts for certain net gains or losses on property disposals, non-cash impairment charges, letter of credit expenses, restructuring charges, transaction costs related to issuances of debt, nonrecurring consulting fees, permitted dispositions and discontinued operations, equity-based compensation expense, union vacation restoration charges and non-union pension settlement charges, among other items, as defined in our credit facilities. Adjusted EBITDA is used for internal management purposes as a financial measure that reflects our core operating performance, to measure compliance with financial covenants in our term loan credit agreement and to determine certain management and employee bonus compensation.

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

◦
Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or fund principal payments on our outstanding debt, letter of credit expenses, restructuring charges, transaction costs related to debt, union vacation restoration charges, or nonrecurring consulting fees, among other items;

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

Business Strategy Overview
The Company has developed a comprehensive business strategy to achieve long-term profitability and stability. Our strategic roadmap to improved profitability and stability is built upon the proven alliance of our LTL regional and national networks, as well as our recently launched multi-mode freight brokerage solutions, to provide a broad portfolio of freight and business services to our customers.
The key components to our multi-year strategic roadmap include:

1.	Labor contract ratification, along with implementation of operational efficiencies to achieve service excellence

2.	Capital structure improvement

3.	Network optimization

4.	Customer growth/engagement initiatives

5.	Capital investment in equipment and technology

Labor contract ratification and implementation of operational efficiencies: During the first half of 2019, the Company ratified a new five-year national master contract (“New NMFA”) for the employees of Holland, New Penn and YRC Freight, which is a critical element for the comprehensive strategic plan for the Company. The New NMFA provides the Company with important changes to create a foundation for revenue growth and operational excellence. The operational changes are expected to provide efficiencies in our workforce by introducing new job classifications and allowing us to employ more flexible work rules to optimize the use of our valuable employee resources. These changes allow us to improve labor mix which should result in reduced costs per labor hour. For example, prior to the New NMFA, we were unable to fill part-time positions in many key markets across our footprint due to a non-competitive wage package for part-time employees. With the New NMFA, we are now expanding our part-time work force which allows us to reposition our commercial driver’s license (“CDL”) drivers to freight delivery and to deploy part-time employees to dock positions, resulting in lower employee compensation expense and improved productivity. The expansion of purchased transportation that is permitted under the New NMFA provides us opportunities to plan and source our operations using more cost-effective resources and to expand our capacity consistent with our customer growth and engagement initiatives. The New NMFA also allows us to introduce new equipment, referred to as box trucks, into our LTL freight operations, which, along with new non-CDL driver classifications, permits us to provide a lower cost solution to local cartage or short-term rentals.

Capital Structure Improvement: The Company is currently pursuing new financing alternatives, including a potential refinancing of the Term Loan Agreement to provide for less restrictive financial covenants, as well as potentially lowering interest rates and extending the maturity of the facility as compared to our current Term Loan Agreement.

Network Optimization: While ongoing investments in equipment and technology remain our primary use of excess operating cash flows, we understand the importance of balancing liquidity and our ongoing investments with the service capacity we need to bring to the market. In the initial phase of our network optimization execution, two of our companies operate independently out of the same service center. Upon implementation of the New NMFA that was ratified on May 14, 2019, we may now consolidate service centers across our operating companies to optimize utilization of our assets and resources, and companies that operate in the same service territory will be serviced through one primary carrier. We believe service center consolidation presents the greatest opportunity for our network optimization initiative. We expect to launch our first consolidation in late 2019, with the majority of network consolidations occurring in 2020. By consolidating service centers, we expect to recognize cost savings in our linehaul and pick-up and delivery operations due to improved density, fewer miles driven and optimization of route planning and labor resources. Over time, this initiative should enhance service and strategically position our network for the growing demand of next-day services, provide productivity improvements and streamline our cost structure as we seek to eliminate redundancies across the network, both in facilities, infrastructure and human capital. Most recently, we have moved forward with certain headcount reductions to remain disciplined with our cost structure, including, but not limited to, the consolidation of the New Penn corporate services.

Customer Growth/Engagement Initiatives: Creating simplified engagement for customers and an increased service offering are a critical part of our strategic focus on growth and engagement.  We completed the final phase of our sales restructuring which consolidated our four distinct sales groups into one enterprise sales organization.  This allows customers to buy regional, national and brokerage services from a single point of contact at YRCW while introducing existing customers to additional operating companies.  The launch of our third-party brokerage solution , HNRY Logistics in late 2018 is the perfect complement to our LTL, asset-based companies and allow us to better service our customers with a full suite of logistics solutions.

Capital Investment: Capital allocation remains a top priority for us. We will continue to invest in revenue equipment to improve the age of our fleet as there is an immediate return in improved fuel miles per gallon, reduced vehicle maintenance expense and improved driver morale. Since 2015, more than 35% of our tractor fleet and nearly 30% of our trailer fleet have been upgraded. While the average age of our fleet still lags the industry, the average age of our fleet is no longer increasing.

New National Master Freight Agreement
On May 14, 2019, union employees at operating companies Holland, New Penn and YRC Freight ratified New NMFA, along with all supplemental agreements. The New NMFA outlines terms and conditions of employment that are customary in collective bargaining agreements and apply at a national level across the covered operations, such as wages, health benefits, multiemployer pension plan contribution rates, and various operational items. A few of the highlights in the New NMFA include:

•	Hourly wage increases in each year of the contract, beginning April 1, 2019 through 2023

•	Health and welfare and pension contribution rate increases

•	Restoration of an additional one-week of vacation

•	The expanded ability to utilize smaller trucks that can be operated by employees who do not have a CDL

•	The ability to utilize additional hours of service, in accordance with Department of Transportation regulations

•	The increased ability to utilize purchased transportation at YRC Freight and Holland

•	The increased ability to utilize employees in non-driving positions

•	A newly-structured performance bonus program for employees

The new wage improvements allow us to advance our driver hiring and retention efforts to ensure we are adequately staffed with professional CDL drivers and other key personnel at our service centers. The contractual wage increases under the New

NMFA were paid retroactively to April 1, 2019 including the one week of vacation. Additionally, the Company incurred one-time vacation charges in second quarter operating results of $12.4 million to reflect the full year 2018 and first quarter 2019 vacation benefit increase.
The supplemental agreements cover more localized work rules and other terms and conditions of employment. The Company was unable to commence actions to implement the operational efficiencies until the New NMFA, and all supplements, were fully ratified on May 14, 2019.
Consolidated Results of Operations

Our consolidated results include the consolidated results of our reporting segments and unallocated corporate charges. A more detailed discussion of the operating results of our reporting segments is presented in the “Reporting Segment Results of Operations” section below.

The table below provides summary consolidated financial information for the second quarter and first half of 2019 and 2018:

	Second Quarter			First Half
(in millions)	2019	2018	Percent Change	2019	2018	Percent Change
Operating revenue	$1,272.6	$1,326.5	(4.1)%	$2,454.9	$2,541.0	(3.4)%
Operating income (loss)	14.3	50.9	(71.9)%	(17.4)	46.6	(137.3)%
Nonoperating expenses, net	28.8	26.1	10.3%	55.9	49.3	13.4%
Net income (loss)	(23.6)	14.4	NM*	(72.7)	(0.2)	NM*

(*)	not meaningful

Second Quarter of 2019 Compared to the Second Quarter of 2018

Our consolidated operating revenue decreased $53.9 million, or 4.1%, during the second quarter of 2019 compared to the same period in 2018. The decrease in revenue is primarily attributed to a decrease in tonnage and fuel surcharge revenue, while partially offset by an increase in base yield excluding fuel surcharge.

Total operating expenses decreased $17.3 million, or 1.4%, for the second quarter of 2019 compared to the second quarter of 2018, and consisted primarily of lower purchased transportation expense as well as lower fuel, operating expenses and supplies charges, partially offset by increased salaries, wages and employee benefits.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $26.3 million, or 3.5%, primarily due to a $19.9 million increase in benefits costs which was largely driven by a $16.8 million increase in union vacation expense due to restoration of benefits from the passage of the New NMFA, an $8.5 million increase in workers’ compensation expense, and a $4.1 million increase in wage expense as a result of a $25.3 million increase in contractual wages rates due to the New NMFA, which was partially offset by a decrease in tonnage that reduced the number of hours needed to process freight. These increases were partially offset by a $7.6 million decrease in short-term incentive compensation.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies decreased $13.7 million, or 5.7%, primarily due to a $10.7 million decrease in fuel expense, which was largely a result of fewer miles driven and lower fuel prices, and a $3.8 million decrease in vehicle maintenance expense.

Purchased transportation. Purchased transportation decreased $19.2 million, or 10.8%, primarily due to a $20.9 million decrease in rail and over-the-road purchased transportation expense due partially to reduced shipping volumes and a $2.5 million decrease from reduced usage of local purchased transportation and short-term equipment rentals.  Purchased transportation expense also includes a $5.3 million increase in third-party costs for customer-specific logistics solutions.

Other operating expense. Other operating expense decreased $3.2 million, or 5.3%, primarily due to a $2.3 million decrease in cargo claims expense.

(Gains)/losses on property disposals. Net gains on disposals of property were $6.2 million in the second quarter of 2019 which were primarily the result of the sale of real property as well as a deferred gain recognized from changes in contractual lease terms, as compared to a $2.2 million loss in the second quarter of 2018, primarily due to losses on the disposal of revenue equipment.

Nonoperating expenses, net. Nonoperating expenses, net, increased $2.7 million in the second quarter of 2019 compared to the second quarter of 2018, primarily driven by a $2.7 million increase in interest expense due to higher variable interest rates.

Our effective tax rate for the second quarter of 2019 and 2018 was (62.8)% and 41.9%, respectively. The significant items impacting the 2019 rate include a benefit recognized due to application of the exception to the rules regarding intraperiod tax allocation, a provision for net state and foreign taxes, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2019. The significant items impacting the 2018 rate include a provision for net state and foreign taxes, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2018. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At June 30, 2019 and December 31, 2018, substantially all of our net deferred tax assets were subject to a valuation allowance.

First Half of 2019 Compared to the First Half of 2018

Our consolidated operating revenue decreased $86.1 million, or 3.4%, during the first half of 2019 compared to the same period in 2018. The decrease in revenue is primarily attributed to a decrease in tonnage and fuel surcharge revenue, while partially offset by an increase in base yield excluding fuel surcharge.

Total operating expenses decreased $22.1 million, or 0.9%, for the first half of 2019 compared to the first half of 2018, and consisted primarily of lower purchased transportation expense as well as lower fuel, operating expenses and supplies charges, partially offset by increased salaries, wages and employee benefits.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $14.8 million, or 1.0%, primarily due to a $24.0 million increase in benefits costs which was largely driven by a $16.8 million increase in union vacation expense due to restoration of benefits from the passage of the New NMFA, a $5.4 million increase in workers’ compensation expense, and a $4.3 million increase in salaries expense. These increases were partially offset by a $10.0 million decrease in short-term incentive compensation and an $8.9 million decrease in wage expense as a result of an increase in contractual wages rates due to the New NMFA, which was more than offset by a decrease in tonnage that reduced the number of hours needed to process freight.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies decreased $8.0 million, or 1.7%, primarily due to a $16.0 million decrease in fuel expense, which was largely a result of fewer miles driven and lower prices and a $4.6 million decrease in vehicle maintenance expense. These increases were partially offset by a $6.1 million increase in other operating expenses as a result of vendor bankruptcy charges and settlement expenses, and a $3.8 million increase in professional fees as a result of fees associated with our New NMFA.

Purchased transportation. Purchased transportation decreased $28.3 million, or 8.5%, primarily due to a $34.2 million decrease in rail and over-the-road purchased transportation expense due partially to reduced shipping volumes and a $5.2 million decrease from reduced usage of local purchased transportation and short-term equipment rentals.  Purchased transportation expense also includes a $7.8 million increase in third-party costs for customer-specific logistics solutions and a $4.1 million increase in long-term equipment rentals in conjunction with the Company’s leasing strategy to reinvest in its fleet.

Other operating expense. Other operating expense decreased $2.0 million, or 1.6%, primarily due to a $3.1 million decrease in operating tax expense as a result of fewer miles driven and a $2.5 million decrease in cargo claims expense, partially offset by a $3.3 million increase in third-party liability claims expense largely due to current year claims.

(Gains)/Losses on property disposals. Net gains on disposals of property were $4.6 million in the first half of 2019, which were primarily the result of the sale of real property as well as a deferred gain recognized from changes in contractual lease terms, as compared to a $5.4 million loss in the first half of 2018, primarily due to losses on the disposal of revenue equipment.

Impairment charges. During the first quarter of 2019, we recorded an $8.2 million impairment charge at YRC Freight that reflects the write-down of an intangible asset as a result of rebranding strategies, leading to discontinued use of a tradename.

Nonoperating expenses, net. Nonoperating expenses, net, increased $6.6 million in the first half of 2019 compared to the first half of 2018, primarily driven by a $4.1 million increase in interest expense due to higher variable interest rates and a $1.7 million increase in non-union pension expense.

Our effective tax rate for the first half of 2019 and 2018 was 0.8% and 92.6%, respectively. The significant items impacting the 2019 rate include a benefit recognized due to application of the exception to the rules regarding intraperiod tax allocation, a provision for net state and foreign taxes, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2019. The significant items impacting the 2018 rate include a provision for net state and foreign taxes, foreign withholding taxes related to dividends from a foreign subsidiary, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2018.

Reporting Segment Results of Operations

We evaluate our operating performance using our YRC Freight and Regional Transportation reporting segments:

•
YRC Freight is the reporting segment that focuses on longer haul business opportunities with national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management. This reporting segment includes LTL subsidiaries YRC Inc. and YRC Freight Canada Company (both doing business as, and herein referred to as, “YRC Freight”) and HNRY Logistics, Inc. (“HNRY Logistics”), our customer-specific logistics solutions provider. In addition to the United States and Canada, YRC Freight also serves parts of Mexico and Puerto Rico.

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

YRC Freight Results

YRC Freight represented 62.9% of consolidated operating revenue for the second quarter of 2019, as compared to 62.4% for the second quarter of 2018. YRC Freight represented 62.9% of consolidated operating revenue for the first half of 2019, as compared to 62.1% for the first half of 2018. The table below provides summary financial information for YRC Freight for the second quarter and first half of 2019 and 2018:

	Second Quarter			First Half
(in millions)	2019	2018	Percent Change	2019	2018	Percent Change
Operating revenue	$800.8	$827.6	(3.2)%	$1,544.6	$1,578.9	(2.2)%
Operating income (loss)	16.0	26.8	(40.3)%	(5.1)	19.9	NM*
Operating ratio(a)	98.0%	96.8%	(1.2) pp	100.3%	98.7%	(1.6) pp

(a)	pp represents the change in percentage points
(*) not meaningful

Second Quarter of 2019 Compared to the Second Quarter of 2018

YRC Freight reported operating revenue of $800.8 million in the second quarter of 2019, a decrease of $26.8 million, or 3.2%, compared to the same period in 2018. The decrease in revenue is primarily attributed to a decrease in tonnage and fuel surcharge revenue, partially offset by an improvement in base yield, excluding fuel surcharge. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the second quarter of 2019 compared to the second quarter of 2018:

	Second Quarter
	2019	2018	Percent Change(b)
Workdays	63.5	64.0

LTL picked up revenue (in millions)	$738.7	$765.5	(3.5)%
LTL tonnage (in thousands)	1,227	1,327	(7.5)%
LTL tonnage per day (in thousands)	19.33	20.73	(6.8)%
LTL shipments (in thousands)	2,474	2,629	(5.9)%
LTL shipments per day (in thousands)	38.96	41.08	(5.2)%
LTL picked up revenue per hundred weight	$30.09	$28.85	4.3%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$26.45	$25.24	4.8%
LTL picked up revenue per shipment	$299	$291	2.6%
LTL picked up revenue per shipment (excluding fuel surcharge)	$262	$255	3.0%
LTL weight per shipment (in pounds)	992	1,009	(1.7)%

Total picked up revenue (in millions)(a)	$791.5	$821.0	(3.6)%
Total tonnage (in thousands)	1,554	1,623	(4.3)%
Total tonnage per day (in thousands)	24.46	25.36	(3.5)%
Total shipments (in thousands)	2,511	2,667	(5.9)%
Total shipments per day (in thousands)	39.54	41.67	(5.1)%
Total picked up revenue per hundred weight	$25.47	$25.29	0.7%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$22.45	$22.17	1.3%
Total picked up revenue per shipment	$315	$308	2.4%
Total picked up revenue per shipment (excluding fuel surcharge)	$278	$270	3.0%
Total weight per shipment (in pounds)	1,238	1,217	1.7%

	Second Quarter
(in millions)	2019	2018
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$800.8	$827.6
Change in revenue deferral and other	(9.3)	(6.6)
Total picked up revenue	$791.5	$821.0

(a)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue

(b)	Percent change based on unrounded figures and not the rounded figures presented

Operating income for YRC Freight was $16.0 million in the second quarter of 2019 compared to operating income of $26.8 million in the second quarter of 2018. Operating expenses decreased $16.0 million, or 2.0%, primarily due to decreases in purchased transportation expense, and fuel, operating expenses and supplies expense. These decreases were partially offset by increased salaries, wages and employee benefits.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $17.1 million, or 3.8%, primarily due to a $12.7 million increase in benefits costs which was largely driven by a $10.8 million increase in union vacation expense due to restoration of benefits from the passage of the New NMFA, and a $2.7 million increase in workers’ compensation expense. Wage expense for the quarter increased $1.0 million as a result of a $14.6 million increase in contractual wages rates due to the New NMFA, which was partially offset by a decrease in tonnage that reduced the number of hours needed to process freight.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies decreased $12.2 million, or 8.1%, primarily due to a $6.9 million decrease in fuel expense, which was largely driven by fewer miles driven and lower prices, a $2.5 million reduction in professional fees largely as a result of lower corporate service fees, and a $2.0 million decrease in vehicle maintenance expense.

Purchased transportation. Purchased transportation decreased $14.1 million, or 10.2%, primarily due to a $16.1 million decrease in rail and over-the-road purchased transportation expense due partially to reduced shipping volumes and a $3.7 million decrease from reduced usage of local purchased transportation and short-term equipment rentals.  Purchased transportation expense also includes a $5.3 million increase in third-party costs for customer-specific logistics solutions and a $2.1 million increase in long-term equipment rentals in conjunction with the Company’s leasing strategy to reinvest in its fleet.

Other operating expense. Other operating expense decreased $1.8 million, or 5.2%, primarily due to a $1.8 million decrease in cargo claims expense.

(Gains)/Losses on property disposals. Net gains on disposals of property were $3.2 million in the second quarter of 2019 primarily as a result of a deferred gain recognized from changes in contractual lease terms, compared to a $1.8 million loss in the second quarter of 2018, primarily due to losses on the disposal of revenue equipment.

First Half of 2019 Compared to the First Half of 2018

YRC Freight reported operating revenue of $1,544.6 million in the first half of 2019, a decrease of $34.3 million, or 2.2%, compared to the same period in 2018. The decrease in revenue is primarily attributed to a decrease in tonnage and fuel surcharge revenue, partially offset by an improvement in base yield, excluding fuel surcharge. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the first half of 2019 compared to the first half of 2018:

	First Half
	2019	2018	Percent Change(b)
Workdays	126.5	127.5

LTL picked up revenue (in millions)	$1,427.0	$1,464.1	(2.5)%
LTL tonnage (in thousands)	2,382	2,562	(7.0)%
LTL tonnage per day (in thousands)	18.83	20.10	(6.3)%
LTL shipments (in thousands)	4,772	5,045	(5.4)%
LTL shipments per day (in thousands)	37.72	39.57	(4.7)%
LTL picked up revenue per hundred weight	$29.95	$28.57	4.8%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$26.39	$25.08	5.2%
LTL picked up revenue per shipment	$299	$290	3.0%
LTL picked up revenue per shipment (excluding fuel surcharge)	$264	$255	3.5%
LTL weight per shipment (in pounds)	998	1,016	(1.7)%

Total picked up revenue (in millions)(a)	$1,529.5	$1,568.6	(2.5)%
Total tonnage (in thousands)	2,996	3,122	(4.0)%
Total tonnage per day (in thousands)	23.68	24.48	(3.3)%
Total shipments (in thousands)	4,842	5,118	(5.4)%
Total shipments per day (in thousands)	38.28	40.14	(4.6)%
Total picked up revenue per hundred weight	$25.53	$25.12	1.6%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$22.55	$22.08	2.1%
Total picked up revenue per shipment	$316	$307	3.1%
Total picked up revenue per shipment (excluding fuel surcharge)	$279	$269	3.6%
Total weight per shipment (in pounds)	1,238	1,220	1.4%

	First Half
(in millions)	2019	2018
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,544.6	$1,578.9
Change in revenue deferral and other	(15.1)	(10.3)
Total picked up revenue	$1,529.5	$1,568.6

(a)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue

(b)	Percent change based on unrounded figures and not the rounded figures presented

Operating loss for YRC Freight was $5.1 million in the first half of 2019 compared to operating income of $19.9 million in the first half of 2018. Operating expenses decreased $9.3 million, or 0.6%, primarily due to a decrease in purchased transportation expense and fuel, operating expenses and supplies expense. These decreases were partially offset by increased salaries, wages and employee benefits.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $15.2 million, or 1.7%, primarily due to a $17.1 million increase in benefits costs which was largely driven by a $10.8 million increase in union vacation expense due to restoration of benefits from the passage of the New NMFA, and a $3.4 million increase in salaries expense, partially offset by a $5.0 million decrease in wage expense as a result of an increase in contractual wages rates due to the New NMFA, which was more than offset by a decrease in tonnage that reduced the number of hours needed to process freight.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies decreased $10.0 million, or 3.4%, primarily due to a $9.8 million decrease in fuel expense, which was largely driven by fewer miles driven and lower prices, a $5.2 million decrease in vehicle maintenance expense, and a $3.7 million reduction in professional fees largely as a result of lower corporate service fees. These decreases were partially offset by a $6.6 million increase in other operating expenses as a result of vendor bankruptcy charges and settlement expenses, and a $2.0 million increase in facility maintenance expense.

Purchased transportation. Purchased transportation decreased $18.2 million, or 7.1%, primarily due to a $26.3 million decrease in rail and over-the-road purchased transportation expense due partially to reduced shipping volumes and a $6.0 million decrease from reduced usage of local purchased transportation and short-term equipment rentals.  Purchased transportation expense also includes a $7.8 million increase in third-party costs for customer-specific logistics solutions and a $6.9 million increase in long-term equipment rentals in conjunction with the Company’s leasing strategy to reinvest in its fleet.

(Gains)/Losses on property disposals. Net gains on disposals of property were $2.0 million in the first half of 2019 primarily as a result of a deferred gain recognized from changes in contractual lease terms, compared to a $4.5 million loss in the first half of 2018, primarily due to losses on the disposal of revenue equipment.

Impairment charges. During the first quarter of 2019, we recorded an $8.2 million impairment charge that reflects the write-down of an intangible asset as a result of rebranding strategies, leading to discontinued use of a tradename.

Regional Transportation Results
Regional Transportation represented 37.1% of consolidated operating revenue for the second quarter of 2019, as compared to 37.6% for the second quarter of 2018. Regional Transportation represented 37.1% of consolidated operating revenue for the first half of 2019, as compared to 37.9% for the first half of 2018. The table below provides summary financial information for Regional Transportation for the second quarter and first half of 2019 and 2018:

	Second Quarter			First Half
(in millions)	2019	2018	Percent Change	2019	2018	Percent Change
Operating revenue	$471.8	$499.0	(5.5) %	$910.4	$962.3	(5.4)%
Operating income (loss)	2.6	29.2	(91.1) %	(4.4)	34.4	(112.8)%
Operating ratio(a)	99.4%	94.1%	(5.3) pp	100.5%	96.4%	(4.1) pp
(a) pp represents the change in percentage points
(*) not meaningful

Second Quarter of 2019 Compared to the Second Quarter of 2018

Regional Transportation reported operating revenue of $471.8 million for the second quarter of 2019, a decrease of $27.2 million, or 5.5%, from the second quarter of 2018. The decrease in revenue is primarily attributed to a decrease in tonnage and fuel surcharge revenue, partially offset by an improvement in base yield, excluding fuel surcharge. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the second quarter of 2019 compared to the second quarter of 2018:

	Second Quarter
	2019	2018	Percent Change(b)
Workdays	63.5	64.0

LTL picked up revenue (in millions)	$439.0	$459.1	(4.4)%
LTL tonnage (in thousands)	1,499	1,590	(5.7)%
LTL tonnage per day (in thousands)	23.61	24.84	(4.9)%
LTL shipments (in thousands)	2,383	2,531	(5.9)%
LTL shipments per day (in thousands)	37.52	39.55	(5.1)%
LTL picked up revenue per hundred weight	$14.64	$14.44	1.4%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$12.90	$12.68	1.8%
LTL picked up revenue per shipment	$184	$181	1.6%
LTL picked up revenue per shipment (excluding fuel surcharge)	$162	$159	2.0%
LTL weight per shipment (in pounds)	1,259	1,256	0.2%

Total picked up revenue (in millions)(a)	$472.6	$499.8	(5.4)%
Total tonnage (in thousands)	1,838	2,002	(8.2)%
Total tonnage per day (in thousands)	28.95	31.28	(7.4)%
Total shipments (in thousands)	2,432	2,590	(6.1)%
Total shipments per day (in thousands)	38.29	40.47	(5.4)%
Total picked up revenue per hundred weight	$12.85	$12.48	3.0%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$11.34	$10.97	3.3%
Total picked up revenue per shipment	$194	$193	0.7%
Total picked up revenue per shipment (excluding fuel surcharge)	$171	$170	1.1%
Total weight per shipment (in pounds)	1,512	1,546	(2.2)%

	Second Quarter
(in millions)	2019	2018
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$471.8	$499.0
Change in revenue deferral and other	0.8	0.8
Total picked up revenue	$472.6	$499.8

(a)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods

(b)	Percent change based on unrounded figures and not the rounded figures presented

Operating income for Regional Transportation was $2.6 million for the second quarter of 2019 compared to operating income of $29.2 million for the second quarter of 2018. Operating expenses decreased $0.6 million, or 0.1%, primarily due to decreased purchased transportation expense as well as decreased fuel, operating expenses and supplies expense. These decreases were partially offset by increased salaries, wages and employee benefits.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $15.6 million, or 5.4%, primarily due to a $7.4 million increase in benefits costs which was largely driven by a $6.0 million increase in union vacation expense due to restoration of benefits from the passage of the New NMFA, a $5.8 million increase in workers’ compensation expense, and a $3.2 million increase in wage expense as a result of an increase in contractual wages rates due to the New NMFA, which was partially offset by a decrease in tonnage that reduced the number of hours needed to process freight. These increases were partially offset by a $2.2 million decrease in short-term incentive compensation.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies decreased $6.9 million, or 6.7%, primarily due to a $3.8 million decrease in fuel expense, which was largely driven by fewer miles driven and lower prices, a $1.8 million decrease in vehicle maintenance expense, and a $1.8 million reduction in professional fees largely as a result of lower corporate service fees.

Purchased transportation. Purchased transportation decreased $5.1 million, or 12.9%, primarily due to a $4.9 million decrease in over-the-road purchased transportation expense due partially to reduced shipping volumes.

Other operating expense. Other operating expense decreased $1.4 million, or 5.6%, primarily due to a $0.9 million decrease in operating taxes as a result of fewer miles driven.

(Gains)/losses on property disposals. Net gains on disposals of property were $2.9 million in 2019 as a result on gains on the sale of real property, as compared to net losses of $0.4 million in 2018, primarily due to losses on the disposal of revenue equipment.

First Half of 2019 Compared to the First Half of 2018

Regional Transportation reported operating revenue of $910.4 million for the first half of 2019, a decrease of $51.9 million, or 5.4%, from the first half of 2018. The decrease in revenue is primarily attributed to a decrease in tonnage and fuel surcharge, partially offset by an improvement in base yield, excluding fuel surcharge. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the first half of 2019 compared to the first half of 2018:

	First Half
	2019	2018	Percent Change(b)
Workdays	126.5	127.5

LTL picked up revenue (in millions)	$843.8	$884.1	(4.5)%
LTL tonnage (in thousands)	2,887	3,101	(6.9)%
LTL tonnage per day (in thousands)	22.82	24.32	(6.2)%
LTL shipments (in thousands)	4,576	4,918	(7.0)%
LTL shipments per day (in thousands)	36.17	38.58	(6.2)%
LTL picked up revenue per hundred weight	$14.62	$14.25	2.5%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$12.91	$12.55	2.9%
LTL picked up revenue per shipment	$184	$180	2.6%
LTL picked up revenue per shipment (excluding fuel surcharge)	$163	$158	3.0%
LTL weight per shipment (in pounds)	1,262	1,261	0.1%

Total picked up revenue (in millions)(a)	$911.0	$963.8	(5.5)%
Total tonnage (in thousands)	3,564	3,916	(9.0)%
Total tonnage per day (in thousands)	28.17	30.71	(8.3)%
Total shipments (in thousands)	4,673	5,034	(7.2)%
Total shipments per day (in thousands)	36.94	39.48	(6.4)%
Total picked up revenue per hundred weight	$12.78	$12.31	3.9%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$11.30	$10.84	4.2%
Total picked up revenue per shipment	$195	$191	1.8%
Total picked up revenue per shipment (excluding fuel surcharge)	$172	$169	2.2%
Total weight per shipment (in pounds)	1,525	1,556	(2.0)%

	First Half
(in millions)	2019	2018
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$910.4	$962.3
Change in revenue deferral and other	0.6	1.5
Total picked up revenue	$911.0	$963.8

(a)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods

(b)	Percent change based on unrounded figures and not the rounded figures presented

Operating loss for Regional Transportation was $4.4 million for the first half of 2019 compared to operating income of $34.4 million for the first half of 2018. Operating expenses decreased $13.1 million, or 1.4%, primarily due to decreased purchased transportation expense as well as decreased fuel, operating expenses and supplies expense. These decreases were partially offset by increased salaries, wages and employee benefits.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $8.0 million, or 1.4%, primarily due to a $7.4 million increase in benefits costs which was largely driven by a $6.0 million increase in union vacation expense due to restoration of benefits from the passage of the New NMFA, a $5.4 million increase in workers’ compensation expense, and a $1.9 million increase in salaries expense. These increases were partially offset by a $3.8 million decrease in wage expense as a result of a $10.7 million increase in contractual wages rates due to the New NMFA, which was more than offset by a decrease in tonnage that reduced the number of hours needed to process freight, and a $2.9 million decrease in short-term incentive compensation.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies decreased $6.5 million, or 3.3%, primarily due to a $6.2 million decrease in fuel expense, which was largely driven by fewer miles driven and lower prices.

Purchased transportation. Purchased transportation decreased $10.2 million, or 13.3%, primarily due to an $8.0 million decrease in over-the-road purchased transportation expense due partially to reduced shipping volumes, and a $2.9 million decrease in long-term equipment rentals due to increased equipment purchases.

Other operating expense. Other operating expense decreased $2.4 million, or 4.7%, primarily due to a $1.8 million decrease in operating taxes as a result of fewer miles driven.

(Gains)/losses on property disposals. Net gains on disposals of property were $2.5 million in 2019 as a result on gains on the sale of real property, as compared to net losses of $0.8 million in 2018, primarily due to losses on the disposal of revenue equipment.

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

Consolidated Adjusted EBITDA

The reconciliation of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA (defined in our Term Loan Agreement as “Consolidated EBITDA”) for the second quarter and first half of 2019 and 2018, and the trailing twelve months ended June 30, 2019 and 2018, is as follows:

	Second Quarter		First Half		Trailing Twelve Months Ended
(in millions)	2019	2018	2019	2018	June 30, 2019	June 30, 2018
Reconciliation of net income (loss) to Adjusted EBITDA(a):
Net income (loss)	$(23.6)	$14.4	$(72.7)	$(0.2)	$(52.3)	$(4.7)
Interest expense, net	27.8	25.5	54.3	51.0	107.8	102.6
Income tax expense (benefit)	9.1	10.4	(0.6)	(2.5)	13.0	(9.3)
Depreciation and amortization	38.5	37.6	78.5	75.3	150.9	148.7
EBITDA	51.8	87.9	59.5	123.6	219.4	237.3
Adjustments for Term Loan Agreement:
(Gains) losses on property disposals, net	(6.2)	2.2	(4.6)	5.4	(30.8)	3.1
Property gains on certain disposals(b)	—	0.4	—	0.4	29.3	0.4
Impairment charges	—	—	8.2	—	8.2	—
Letter of credit expense	1.6	1.7	3.2	3.4	6.4	6.8
Restructuring charges	0.5	0.6	0.5	1.2	1.6	2.1
Transaction costs related to issuances of debt	—	—	—	—	—	8.1
Nonrecurring consulting fees	1.9	1.7	4.3	3.2	8.8	3.2
Permitted dispositions and other	—	0.2	(1.1)	0.7	(1.5)	1.1
Equity-based compensation expense	1.1	3.2	3.4	4.8	4.9	7.3
Union vacation charge	4.2	—	4.2	—	4.2	—
Non-union pension settlement charge	—	—	—	—	10.9	7.6
Nonrecurring item (vendor bankruptcy)	—	—	3.7	—	8.0	—
Other, net(c)	2.7	2.9	6.4	3.8	9.3	9.4
Adjusted EBITDA	$57.6	$100.8	$87.7	$146.5	$278.7	$286.4

(a)	Certain reclassifications have been made to prior year to conform to current year presentation.

(b)	Certain property gains are added back in the calculation of Adjusted EBITDA pursuant to the Term Loan Agreement which permits gains from the sale of excess property with continuing operations.

(c)	As required under our Term Loan Agreement, Other, net shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Segment Adjusted EBITDA

The following represents Adjusted EBITDA by segment for the second quarter and first half of 2019 and 2018:

	Second Quarter		First Half
(in millions)	2019	2018	2019	2018
Adjusted EBITDA by segment:
YRC Freight	$39.5	$54.5	$57.8	$76.6
Regional Transportation	19.1	46.8	30.4	69.4
Corporate and other	(1.0)	(0.5)	(0.5)	0.5
Adjusted EBITDA	$57.6	$100.8	$87.7	$146.5

The reconciliation of operating income (loss), by segment, to Adjusted EBITDA for the second quarter and first half of 2019 and 2018, is as follows:

	Second Quarter		First Half
YRC Freight segment (in millions)	2019	2018	2019	2018
Reconciliation of operating income (loss) to Adjusted EBITDA(a):
Operating income (loss)	$16.0	$26.8	$(5.1)	$19.9
Depreciation and amortization	21.6	21.5	44.5	43.1
(Gains) losses on property disposals, net	(3.2)	1.7	(2.1)	4.5
Property gains on certain disposals(b)	—	0.4	—	0.4
Impairment charges	—	—	8.2	—
Letter of credit expense	1.0	1.1	2.0	2.1
Restructuring charges	—	—	—	0.1
Non-union pension and postretirement benefits	(0.3)	0.6	(0.4)	1.1
Nonrecurring consulting fees	1.7	1.6	3.8	3.1
Union vacation charge	2.6	—	2.6	—
Nonrecurring item (vendor bankruptcy)	—	—	3.7	—
Other, net(c)	0.1	0.8	0.6	2.3
Adjusted EBITDA	$39.5	$54.5	$57.8	$76.6

	Second Quarter		First Half
Regional Transportation segment (in millions)	2019	2018	2019	2018
Reconciliation of operating income (loss) to Adjusted EBITDA:
Operating income (loss)	$2.6	$29.2	$(4.4)	$34.4
Depreciation and amortization	16.7	16.1	33.5	32.2
(Gains) losses on property disposals, net	(3.0)	0.4	(2.5)	0.8
Letter of credit expense	0.6	0.5	1.1	1.1
Nonrecurring consulting fees	0.2	—	0.5	—
Union vacation charge	1.6	—	1.6	—
Other, net(c)	0.4	0.6	0.6	0.9
Adjusted EBITDA	$19.1	$46.8	$30.4	$69.4

	Second Quarter		First Half
Corporate and other (in millions)	2019	2018	2019	2018
Reconciliation of operating loss to Adjusted EBITDA:
Operating loss	$(4.3)	$(5.1)	$(7.9)	$(7.7)
Depreciation and amortization	0.2	0.1	0.5	0.1
Losses on property disposals, net	—	0.1	—	0.1
Letter of credit expense	—	—	0.1	0.1
Restructuring charges	0.5	0.6	0.5	1.1
Permitted dispositions and other	—	0.2	(1.1)	0.7
Non-union pension and postretirement benefits	(0.2)	(0.2)	(0.4)	(0.2)
Equity-based compensation expense	1.1	3.2	3.4	4.8
Other, net(c)	1.7	0.6	4.4	1.5
Adjusted EBITDA	$(1.0)	$(0.5)	$(0.5)	$0.5

(a)	Certain reclassifications have been made to prior year to conform to current year presentation.

(b)	Certain property gains are added back in the calculation of Adjusted EBITDA pursuant to the Term Loan Agreement which permits gains from the sale of excess property with continuing operations.

(c)	As required under our Term Loan Agreement, Other, net shown above consists of the impact of certain items to be included in Adjusted EBITDA.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our asset-based loan facility and any prospective net cash flow from operations. As of June 30, 2019, our maximum availability under our ABL Facility was $81.6 million. Our Managed Accessibility was $39.3 million, which represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured at June 30, 2019. Our cash and cash equivalents and Managed Accessibility were $156.8 million.

For the December 31, 2018 borrowing base certificate, which was filed in January of 2019, we transferred $25.0 million of cash into restricted cash to maintain the 10% threshold, as permitted under the ABL Facility, which transfer effectively put our cash and cash equivalents and Managed Accessibility to $203.8 million.

The table below summarizes cash and cash equivalents and Managed Accessibility as of June 30, 2019 and December 31, 2018:

(in millions)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$117.5	$227.6
Changes to restricted cash	—	(25.0)
Managed Accessibility	39.3	1.2
Total cash and cash equivalents and Managed Accessibility	$156.8	$203.8

Outside of funding normal operations, our principal uses of cash include making contributions to various multi-employer pension funds and our single-employer pension plans, and meeting our other cash obligations including, but not limited to, paying principal and interest on our funded debt, making payments on our equipment leases, and funding capital expenditures.

As of June 30, 2019, we had $865.0 million in aggregate par value of outstanding indebtedness, the majority of which matures in approximately three years. We also have future funding obligations for our various multi-employer pension funds and single-employer pension plans. We expect our funding obligations for the remainder of 2019 for our multi-employer pension funds and single-employer pension plans will be $62.5 million and $5.7 million, respectively. In addition, we have, and will continue to have, operating lease obligations. As of June 30, 2019, our operating lease payment obligations through 2030 totaled $426.6 million and are expected to increase as we lease additional revenue equipment. For the first half of 2019, we entered into new operating leases for revenue equipment totaling $64.0 million in future lease payments, payable over an average lease term of four years.

Our capital expenditures for the first half of 2019 and 2018 were $70.6 million and $46.5 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, for capitalized costs to improve our technology infrastructure and to refurbish engines for our revenue fleet. For the six months ended June 30, 2019 we entered into new operating lease commitments for revenue equipment with a capital equivalent value of $77.9 million.

As of June 30, 2019, our Standard & Poor’s Corporate Family Rating was “B-” with a stable outlook. As of July 25, 2019, our Moody’s Investor Service Corporate Family Rating was “B2” with a stable outlook.

Risks and Uncertainties Regarding Compliance with Credit Facility Financial Covenants

We believe that our results of operations will be sufficient to allow us to comply with the covenants in the Term Loan Agreement for at least the next twelve months. Our ability to satisfy our liquidity needs and meet our future covenants during the next twelve months and thereafter is dependent upon our ability to achieve operating results that reflect improvement over our first half 2019 results. Although we are currently in compliance with the maximum total leverage ratio covenant under our Term Loan Agreement, the covenant levels tighten in the coming quarters. Means for improving our profitability include the successful implementation of network optimization, and the realization of pricing, productivity and efficiency initiatives, as well as increased volume, all of which may not be within our control. If we are unable to achieve the improved results required to comply with this covenant in one or more quarters over the next twelve months, we will need to take more specific actions as described below.

We may decide to pay down a sufficient amount of the Term Loan to comply with the covenant. We currently believe that the results of our operations will be sufficient to allow us to make such payments and fund our operations for the next twelve months. Means for improving our ability to make such payments may include the requirement to pursue certain actions, including but not limited to, reducing capital expenditures for revenue equipment and technology, accelerating terminal closures identified through the network optimization plan, reducing headcount, and seeking additional cost reductions in the organization, all of which may not be within our control. Some of those actions might adversely affect our operations and financial performance over the long-term.

The Company is currently pursuing new financing alternatives, including a potential refinancing of the Term Loan Agreement to provide for less restrictive financial covenants, as well as potentially lowering interest rates and extending the maturity of the facility as compared to our current Term Loan Agreement.

Cash Flows

Operating Cash Flow

Cash used in operating activities was $29.5 million during the first half of 2019, compared to $71.5 million of cash provided during the first half of 2018. The increase in cash used was primarily attributable to a $72.5 million increase in net loss, and the remaining difference is primarily related to timing differences in working capital accounts.

Investing Cash Flow

Cash used in investing activities was $62.3 million during the first half of 2019 compared to $42.3 million during the first half of 2018, the increase of $20.0 million was largely driven by higher revenue equipment acquisitions partially offset by higher cash proceeds from the sale of real property.

Financing Cash Flow

Cash used in financing activities for the first half of 2019 and 2018 was $18.3 million and $16.2 million, respectively, which consist primarily of repayments on our long-term debt.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual cash obligations and other commercial commitments as of June 30, 2019.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of June 30, 2019:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ABL Facility(a)	$15.4	$6.9	$8.5	$—	$—
Term Loan(b)	741.5	76.0	146.9	518.6	—
Lease financing obligations(c)	386.3	42.1	81.1	79.8	183.3
Pension deferral obligations(d)	93.5	7.3	14.0	72.2	—
Workers’ compensation, property damage and liability claims obligations(e)	358.0	100.6	115.4	50.0	92.0
Operating leases(f)	426.6	145.3	209.8	60.0	11.5
Other contractual obligations(g)	19.1	13.9	5.1	0.1	—
Capital expenditures and other (h)	35.1	35.1	—	—	—
Total contractual obligations	$2,075.5	$427.2	$580.8	$780.7	$286.8

(a)	The ABL Facility includes future payments for the letter of credit and unused line fees and are not included on the Company’s consolidated balance sheets.

(b)	The Term Loan includes principal and interest payments but excludes unamortized discounts.

(c)
The lease financing obligations include interest payments of $352.4 million and principal payments of $33.9 million. The remaining principal obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

(d)	Pension deferral obligations includes principal and interest payments on the Second A&R CDA.

(e)	The workers’ compensation, property damage and liability claims obligations represent our estimate of future payments for these obligations, not all of which are contractually required.

(f)	Operating leases represent future payments under contractual lease arrangements primarily for revenue equipment.

(g)	Other contractual obligations include future service agreements and certain maintenance agreements and are not included on the Company’s consolidated balance sheets.

(h)
Capital expenditure and other obligations primarily includes noncancelable orders for revenue equipment the Company will either purchase or lease. If leased, the cash obligations will be scheduled over the multi-year term of the lease and ROU assets and liabilities will be recorded upon lease execution.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event.

		Amount of Commitment Expiration Per Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ABL Facility availability (a)	$81.6	$—	$81.6	$—	$—
Letters of credit(b)	341.3	—	341.3	—	—
Surety bonds(c)	122.6	112.4	10.2	—	—
Total commercial commitments	$545.5	$112.4	$433.1	$—	$—

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

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of June 30, 2019 and have concluded that our disclosure controls and procedures were effective as of June 30, 2019.

We implemented ASC 842, Leases, on January 1, 2019 and the Company implemented internal controls related to lease balances and disclosures on its consolidated financial statements.

There were no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The documents governing our indebtedness contain financial covenants, affirmative covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. In particular, our Term Loan Agreement for our $600 million term loan facility contains certain financial covenants that, among other things, restrict certain capital expenditures and require us to not exceed a maximum total leverage ratio. For the four consecutive fiscal quarters ending June 30, 2019, our maximum total leverage ratio was 3.25 to 1.00, and our actual total leverage ratio during this period 3.12 to 1.00. The maximum total leverage ratio under the Term Loan steps down to 3.00 for the four consecutive fiscal quarters ending December 31, 2019, then to 2.75 for the four consecutive fiscal quarters ending September 30, 2020. For additional information, see the “Debt and Financing” footnote to the consolidated financial statements.

We believe that our results of operations will be sufficient to allow us to comply with the covenants in the Term Loan Agreement for at least the next twelve months. Our ability to satisfy our liquidity needs and meet our future covenants during the next twelve months and thereafter is dependent upon our ability to achieve operating results that reflect improvement over our first half 2019 results.  Means for improving our profitability may include successful implementation of network optimization, and the realization of pricing, productivity and efficiency initiatives, as well as increased volume, all of which may not be within our control.  If we are unable to achieve the improved results, we could fail to comply with this covenant in one or more quarters over the next twelve months absent one or more specific actions as described below.

We may seek to pay down a sufficient amount of the Term Loan to comply with the covenant. While we currently believe that the results of our operations will be sufficient to allow us to make such payments and fund our operations for the next twelve months, we may be required to pursue certain actions, including but not limited to, reducing capital expenditures, curtailing actions relating to our planned revenue growth, additional headcount reductions, and/or seeking other cost reductions. Some of those actions might adversely affect our operations and financial performance over the long-term.

Alternatively, we would need to seek an amendment or waiver from our lenders, or take other remedial measures. The Company is currently pursuing new financing alternatives, including a potential refinancing of the Term Loan Agreement to provide for less restrictive financial covenants, as well as potentially lowering interest rates and extending the maturity of the facility as compared to our current Term Loan Agreement.  There is no guarantee that the Company will be able to implement available alternatives on terms that are commercially reasonable for the Company.  Our ability to refinance our term loan debt, amend our credit facilities, or obtain waivers from our lenders depends on certain matters that are outside of our control and there can be no assurance that we will be successful in that regard.

Any covenant breach or other event of default could enable lenders thereunder to accelerate the repayment of amounts outstanding and exercise remedies with respect to the collateral. If our lenders under our credit facilities demand payment, we will not have sufficient cash to repay such indebtedness.  In addition, a default under our credit facilities or the lenders exercising their remedies thereunder could trigger cross-default provisions in our other indebtedness and certain other operating agreements.

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

Each of our operating subsidiaries has employees who are represented by the International Brotherhood of Teamsters (“IBT”). These employees comprised 79% of our workforce at June 30, 2019. Salaries, wages and employee benefits for both union and non-union employees compose over half of our operating costs.  Each of our YRC Freight, New Penn, and Holland subsidiaries employ most of their unionized employees under the terms of a common, master collective bargaining agreement and related areas supplemental agreements that remain in effect through March 31, 2024.  Our USF Reddaway subsidiary (“Reddaway”) currently is in the process of renegotiating collective bargaining agreements covering approximately 1,500 IBT-represented employees.  Those contracts, which initially were due to expire on March 31, 2019, have been extended through August 16, 2019 to enable the parties to continue the negotiations process while the contracts remain in effect. If we are unable to reach a final, ratified agreement with our unionized IBT employees at Reddaway, we may be subject to threatened or actual work interruptions and/or stoppages. Any work stoppage could immediately and adversely affect Reddaway’s ability to operate its freight transportation services, and could directly or indirectly have an adverse impact on operations at our other subsidiaries. This could have a material adverse effect on our financial condition, results of operations and the price of our common stock. Among other consequences, such a work stoppage could cause potential disruption in service or uneasiness for our customers, who may seek other transportation service alternatives. Moreover, there is a general risk of deterioration in customer accounts during the negotiation process due to uncertainty or potential negative publicity, which may adversely impact our ability to meet volume and revenue expectations.

The IBT also represents a number of employees at YRC Freight in Canada under more localized agreements, which have wages, benefit contributions and other terms and conditions that we believe better fit the cost structure and operating models of these business units. Our subsidiaries are regularly subject to grievances, arbitration proceedings and other claims concerning alleged past and current non-compliance with applicable labor law and collective bargaining agreements.

Any labor dispute or work stoppage, at Reddaway or any of our operating subsidiaries, may materially and adversely impact our results of operations and could cause us to be unable to meet the terms of our term loan facility, ABL Facility, and amended and restated contribution deferral agreements.

Item 6. Exhibits

10.1*
National Master Freight Agreement, effective May 14, 2019, among the International Brotherhood of Teamsters, YRC Inc., USF Holland LLC and New Penn Motor Express LLC  (Conformed copy for reference only; not executed in this format; not a legal document)

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

YRC WORLDWIDE INC.

Date: August 9, 2019	/s/ Darren D. Hawkins
Darren D. Hawkins
Chief Executive Officer

Date: August 9, 2019	/s/ Stephanie D. Fisher
Stephanie D. Fisher
Chief Financial Officer