Form 10-Q
period 2019-09-30
YRC Worldwide Inc.
filed 2019-10-31
CIK 716006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2019
Common Stock, $0.01 par value per share	36,251,688 shares

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
YRC Worldwide Inc. and Subsidiaries
(Amounts in millions except share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$121.3	$227.6
Restricted amounts held in escrow	—	—
Accounts receivable, net	514.3	470.3
Prepaid expenses and other	44.3	58.7
Total current assets	679.9	756.6
Property and Equipment:
Cost	2,769.9	2,765.9
Less – accumulated depreciation	(1,987.5)	(1,969.8)
Net property and equipment	782.4	796.1
Operating lease right-of-use assets	400.4	—
Other assets	54.4	64.4
Total Assets	$1,917.1	$1,617.1
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$176.5	$178.0
Wages, vacations and employee benefits	230.0	223.6
Current operating lease liabilities	116.1	—
Claims and insurance accruals	118.4	112.8
Other accrued taxes	27.9	24.7
Other current and accrued liabilities	26.7	32.6
Current maturities of long-term debt	4.3	20.7
Total current liabilities	699.9	592.4
Other Liabilities:
Long-term debt, less current portion	860.7	854.2
Deferred income taxes, net	0.2	1.8
Pension and postretirement	189.2	202.9
Operating lease liabilities	267.1	—
Claims and other liabilities	280.7	271.3
Commitments and contingencies
Shareholders’ Deficit:
Preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	0.3	0.3
Capital surplus	2,332.0	2,327.6
Accumulated deficit	(2,297.1)	(2,208.4)
Accumulated other comprehensive loss	(323.2)	(332.3)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(380.7)	(305.5)
Total Liabilities and Shareholders’ Deficit	$1,917.1	$1,617.1
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
YRC Worldwide Inc. and Subsidiaries
For the Three and Nine Months Ended September 30
(Amounts in millions except per share data, shares in thousands)
(Unaudited)

	Three Months		Nine Months
	2019	2018	2019	2018
Operating Revenue	$1,256.8	$1,303.6	$3,711.7	$3,844.6
Operating Expenses:
Salaries, wages and employee benefits	756.2	743.0	2,256.7	2,228.7
Fuel, operating expenses and supplies	218.9	233.6	683.1	705.8
Purchased transportation	160.7	183.4	465.0	516.0
Depreciation and amortization	37.2	34.9	115.7	110.2
Other operating expenses	59.0	65.6	180.2	188.8
(Gains) losses on property disposals, net	1.0	1.9	(3.6)	7.3
Impairment charges	—	—	8.2	—
Total operating expenses	1,233.0	1,262.4	3,705.3	3,756.8
Operating Income	23.8	41.2	6.4	87.8
Nonoperating Expenses:
Interest expense	27.9	26.6	83.1	77.7
Loss on extinguishment of debt	11.2	—	11.2	—
Non-union pension and postretirement benefits	2.0	6.9	2.8	6.0
Other, net	(0.8)	0.1	(0.9)	(0.8)
Nonoperating expenses, net	40.3	33.6	96.2	82.9
Income (loss) before income taxes	(16.5)	7.6	(89.8)	4.9
Income tax expense (benefit)	(0.5)	4.7	(1.1)	2.2
Net income (loss)	(16.0)	2.9	(88.7)	2.7
Other comprehensive income, net of tax	3.6	12.2	9.1	18.5
Comprehensive Income (Loss)	$(12.4)	$15.1	$(79.6)	$21.2

Average Common Shares Outstanding – Basic	33,259	33,051	33,098	32,827
Average Common Shares Outstanding – Diluted	33,259	33,995	33,098	33,755

Earnings (Loss) Per Share – Basic	$(0.48)	$0.09	$(2.68)	$0.08
Earnings (Loss) Per Share – Diluted	$(0.48)	$0.09	$(2.68)	$0.08
The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
YRC Worldwide Inc. and Subsidiaries
For the Nine Months Ended September 30
(Amounts in millions)
(Unaudited)

	2019	2018
Operating Activities:
Net income (loss)	$(88.7)	$2.7
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	115.7	110.2
Lease amortization and accretion expense	124.7	—
Lease payments	(113.4)	—
Equity-based compensation and employee benefits expense	14.4	16.2
(Gains) losses on property disposals, net	(3.6)	7.3
Impairment charges	8.2	—
Deferred income tax benefit, net	(2.3)	—
Non-union pension settlement charge	1.7	7.2
Loss on extinguishment of debt	11.2	—
Other non-cash items, net	4.1	4.9
Changes in assets and liabilities, net:
Accounts receivable	(42.8)	(58.9)
Accounts payable	(3.1)	32.9
Other operating assets	0.6	3.1
Other operating liabilities	(13.3)	32.3
Net cash provided by operating activities	13.4	157.9
Investing Activities:
Acquisition of property and equipment	(111.5)	(92.4)
Proceeds from disposal of property and equipment	9.9	4.9
Net cash used in investing activities	(101.6)	(87.5)
Financing Activities:
Issuance of long-term debt, net of discounts	570.0	—
Repayments of long-term debt	(576.2)	(20.9)
Debt issuance costs	(11.1)	—
Payments for tax withheld on equity-based compensation	(0.8)	(2.0)
Net cash used in financing activities	(18.1)	(22.9)
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Amounts Held in Escrow	(106.3)	47.5
Cash, Cash Equivalents and Restricted Amounts Held in Escrow, Beginning of Period	227.6	145.7
Cash, Cash Equivalents and Restricted Amounts Held in Escrow, End of Period	$121.3	$193.2

Supplemental Cash Flow Information:
Interest paid	$(77.8)	$(71.3)
Income tax payment, net	(2.6)	(3.7)
The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT
YRC Worldwide Inc. and Subsidiaries
For the Three and Nine Months Ended September 30
(Amounts in millions)
(Unaudited)

	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2018	$—	$0.3	$2,327.6	$(2,208.4)	$(332.3)	$(92.7)	$(305.5)
Equity-based compensation	—	—	1.6	—	—	—	1.6
Net loss	—	—	—	(49.1)	—	—	(49.1)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.2	—	3.2
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	0.4	—	0.4
Balances at March 31, 2019	$—	$0.3	$2,329.2	$(2,257.5)	$(328.8)	$(92.7)	$(349.5)
Equity-based compensation	—	—	1.0	—	—	—	1.0
Net loss	—	—	—	(23.6)	—	—	(23.6)
Pension, net of tax:							—
Amortization of prior net losses	—	—	—	—	1.6	—	1.6
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	0.5	—	0.5
Balances at June 30, 2019	$—	$0.3	$2,330.2	$(2,281.1)	$(326.8)	$(92.7)	$(370.1)
Equity-based compensation	—	—	1.8	—	—	—	1.8
Net loss	—	—	—	(16.0)	—	—	(16.0)
Pension, net of tax:							—
Amortization of prior net losses	—	—	—	—	2.5	—	2.5
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Settlement adjustment	—	—	—	—	1.7	—	1.7
Net actuarial gain	—	—	—	—	0.3	—	0.3
Foreign currency translation adjustments	—	—	—	—	(0.8)	—	(0.8)
Balances at September 30, 2019	$—	$0.3	$2,332.0	$(2,297.1)	$(323.2)	$(92.7)	$(380.7)

	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2017	$—	$0.3	$2,323.3	$(2,228.6)	$(355.8)	$(92.7)	$(353.5)
Equity-based compensation	—	—	0.2	—	—	—	0.2
Net loss	—	—	—	(14.6)	—	—	(14.6)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.8	—	3.8
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	(1.7)	—	(1.7)
Balances at March 31, 2018	$—	$0.3	$2,323.5	$(2,243.2)	$(353.8)	$(92.7)	$(365.9)
Equity-based compensation	—	—	3.1	—	—	—	3.1
Net income	—	—	—	14.4	—	—	14.4
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.8	—	3.8
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	0.6	—	0.6
Balances at June 30, 2018	$—	$0.3	$2,326.6	$(2,228.8)	$(349.5)	$(92.7)	$(344.1)
Equity-based compensation	—	—	0.2	—	—	—	0.2
Net income	—	—	—	2.9	—	—	2.9
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.5	—	3.5
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Settlement adjustment	—	—	—	—	7.2	—	7.2
Net actuarial gain	—	—	—	—	0.7	—	0.7
Foreign currency translation adjustments	—	—	—	—	0.9	—	0.9
Balances at September 30, 2018	$—	$0.3	$2,326.8	$(2,225.9)	$(337.3)	$(92.7)	$(328.8)

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

At September 30, 2019, approximately 79% of our labor force is subject to collective bargaining agreements, which predominantly expire on March 31, 2024.

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

	Three Months		Nine Months
YRC Freight segment (in millions)	2019	2018	2019	2018
LTL revenue	$739.4	$756.1	$2,162.0	$2,212.8
Other revenue	63.8	66.0	185.8	188.2
Total revenue	$803.2	$822.1	$2,347.8	$2,401.0

	Three Months		Nine Months
Regional Transportation segment (in millions)	2019	2018	2019	2018
LTL revenue	$421.6	$443.7	$1,264.8	$1,326.3
Other revenue	32.0	37.8	99.2	117.5
Total revenue	$453.6	$481.5	$1,364.0	$1,443.8

	Three Months		Nine Months
Consolidated (in millions)	2019	2018	2019	2018
LTL revenue	$1,161.0	$1,199.8	$3,426.8	$3,539.1
Other revenue	95.8	103.8	284.9	305.5
Total revenue	$1,256.8	$1,303.6	$3,711.7	$3,844.6

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

The new standard did not impact the calculation of our financial covenants defined under the terms of our credit agreements.

Impact of Recently-Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. The guidance modifies disclosure requirements for defined benefit plans. This guidance is effective for fiscal years ending after December 15, 2020 and early adoption is permitted. The Company assessed the potential impact of ASU 2018-14 on its consolidated financial statement disclosures and does not expect it to be material.

3. Debt and Financing

Our outstanding debt as of September 30, 2019 consisted of the following:

As of September 30, 2019 (in millions)	Par Value	Discount	Debt Issuance Costs	Book Value	Average Effective Interest Rate
Term Loan	$600.0	$(29.7)	$(11.0)	$559.3	10.7%	(a)
ABL Facility	—	—	—	—	N/A
Secured Second A&R CDA	26.8	—	(0.1)	26.7	7.9%
Unsecured Second A&R CDA	46.7	—	(0.2)	46.5	7.9%
Lease financing obligations	232.8	—	(0.3)	232.5	16.4%	(b)
Total debt	$906.3	$(29.7)	$(11.6)	$865.0
Current maturities of Term Loan	—	—	—	—
Current maturities of lease financing obligations	(2.8)	—	—	(2.8)
Current maturities of Unsecured Second A&R CDA	(1.5)	—	—	(1.5)
Long-term debt	$902.0	$(29.7)	$(11.6)	$860.7

(a)	Variable interest rate of 1, 3 or 6-month LIBOR, with a floor of 1.0%, plus a fixed margin of 7.5%.
(b) Interest rate for lease financing obligations is derived from the difference between total rent payment and calculated principal amortization over the life of lease agreements.

New Term Loan

On September 11, 2019, the Company and certain of its subsidiaries, as guarantors (the “Term Guarantors”), amended and restated the existing credit facilities under the credit agreement dated February 13, 2014 (the “Prior Term Loan Agreement”) and entered into a $600.0 million term loan agreement (“New Term Loan”) with funds managed by Apollo Global Management, LLC acting collectively as lead lender, and Cortland Products Corp, as administrative agent and collateral agent. The obligations of the Company under the agreement governing (the “New Term Loan Agreement”) are unconditionally guaranteed by the Term Guarantors.

The New Term Loan has a maturity date of June 30, 2024, with a single payment due at maturity of the outstanding balance. The New Term Loan bears interest at LIBOR (subject to a floor of 1.0%) plus a margin of 7.5% per annum, payable at least quarterly in cash, subject to a 1.0% margin step down in the event the Company achieves greater than $400.0 million in trailing-twelve-month Adjusted EBITDA (defined in the New Term Loan Agreement as “Consolidated EBITDA”). Obligations under the New Term Loan are secured by a perfected first priority security interest in (subject to permitted liens) assets of the Company and the Term Guarantors, including but not limited to all of the Company’s wholly owned terminals, tractors and trailers, subject to certain limited exceptions.

The New Term Loan eliminated the total maximum leverage ratio covenant that the Company was subject to under the Prior Term Loan Agreement and introduced a new covenant that requires the Company maintain a minimum trailing-twelve-month Adjusted EBITDA of $200.0 million, measured quarterly. The New Term Loan is subject to repayment with, among other things, 100.0% of the net cash proceeds from the disposition of assets outside the ordinary course of business, except that the Company is permitted to keep the first $40.0 million in trucking terminal property sales over the term of the loan to reinvest in operations or other strategic initiatives, where applicable.

Borrowings under the New Term Loan may be voluntarily prepaid, provided however, that any such prepayment or mandatory prepayment (other than with respect to a prepayment with excess cash flow) will be subject to a 3.0% premium until the first anniversary date, a 2.0% premium from the first anniversary date until the second anniversary date, and a 1.0% premium from the second anniversary date until the third anniversary date, and 0.0% thereafter.

The New Term Loan resulted in an extinguishment of $11.2 million in capitalized issuance discount and unamortized deferred debt issuance costs relating to the prior term loan. The original issuance discount and transaction fees relating to the New Term Loan were capitalized and will be amortized through interest expense over the life of the New Term Loan.

Liquidity

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our asset-based loan facility (the
“ABL Facility”) and any prospective net cash flow from operations. As of September 30, 2019, our maximum availability under our ABL Facility was $69.5 million. Our Managed Accessibility was $28.8 million, which represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured at September 30, 2019. As of September 30, 2019, our cash and cash equivalents and Managed Accessibility were $150.1 million.

For the December 31, 2018 borrowing base certificate, which was filed in January of 2019, we transferred $25.0 million of cash into restricted cash to maintain the 10% threshold, as permitted under the ABL Facility, which transfer effectively put our cash and cash equivalents and Managed Accessibility to $203.8 million.

The table below summarizes cash and cash equivalents and Managed Accessibility as of September 30, 2019 and December 31, 2018:

(in millions)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$121.3	$227.6
Changes to restricted cash	—	(25.0)
Managed Accessibility	28.8	1.2
Total cash and cash equivalents and Managed Accessibility	$150.1	$203.8

Covenants

The New Term Loan Agreement includes a financial covenant requirement for the Company to maintain a minimum of $200.0 million trailing-twelve-month Adjusted EBITDA, measured quarterly. Consolidated Adjusted EBITDA, defined in our New Term Loan Agreement as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring charges, transaction costs related to issuances of debt, non-recurring consulting fees, non-cash impairment charges, integration costs, severance, non-recurring charges and the gains or losses from permitted dispositions, discontinued operations, and certain non-cash expenses, charges and losses (provided that if any of such non-cash expenses, charges or losses represents an accrual or reserve for potential cash items in any future period, the cash payment in respect thereof in such future period will be subtracted from Consolidated EBITDA in such future period to the extent paid). The definition was further modified under the New Term Loan Agreement such that certain expenses that qualify as adjustments are capped at 10.0% of the trailing-twelve-month Adjusted EBITDA, in aggregate. Adjustments subject to the 10.0% cap include, but are not limited to, restructuring charges, integration costs, severance, and non-recurring charges. Additionally, all net gains from the disposition of properties are excluded from the definition of Adjusted EBITDA, therefore any gains previously recognized in Adjusted EBITDA, as that term was previously defined in our SEC filings, in accordance with its definition in the Prior Term Loan Agreement, will not be included in the calculation of Adjusted EBITDA under the New Term Loan Agreement.

The ABL Facility also contains certain covenants, including, but not limited to, annual limits on capital expenditures. The ABL includes a $200.0 million annual limit on capital expenditures but one year lookback is permitted. The annual capital expenditure limit covenant was removed from the New Term Loan Agreement.

Risks and Uncertainties Regarding Compliance with Credit Facility Financial Covenants

We believe that our results of operations will allow us to comply with the minimum Adjusted EBITDA covenant in the New Term Loan Agreement for at least the next twelve months, subject to specific actions and cost savings initiatives we are taking in the fourth quarter of 2019 and the first quarter of 2020 to provide additional Adjusted EBITDA. These actions include headcount reductions commensurate with our current volume levels, a hiring freeze on new and replacement positions, temporary elimination of short-term incentive compensation and a reduction in discretionary spend. We are taking these actions because we have not been able to fully realize operational efficiencies arising from our new five-year national master contract (“New NMFA”) due to depressed volume levels. Our ability to satisfy our liquidity needs and meet our minimum Adjusted EBITDA requirement during the next twelve months and thereafter is dependent upon our ability to achieve operating results that reflect improvement over our first half 2019, which were negatively impacted by the process to obtain our five-year labor agreement scheduled to expire on March 31, 2019 and successfully ratified on May 14, 2019. Significant adverse conditions, which may result from changes in global trade policies or increased contraction in the general economy, may impact our ability to achieve a minimum Adjusted EBITDA above $200.0 million on a trailing-twelve-month basis. Means for improving our profitability include accelerated implementation of network optimization, specific initiatives in the areas of pricing and customer engagement, and other operational actions to improve productivity and efficiency, as well as increased volume, all of which may not be within our control. If we are unable to achieve the improved results required to comply with this covenant in one or more quarters over the next twelve months, we may be required to take specific actions in addition to those described above, including but not limited to, additional reductions in headcount, targeted procurement initiatives to reduce operating costs and accelerating terminal closures to reduce overhead and other operating costs, or alternatively, seeking an amendment or waiver from our lenders or taking other remedial measures.

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	September 30, 2019		December 31, 2018
(in millions)	Book Value	Fair value	Book Value	Fair value
Prior Term Loan	$—	$—	$559.4	$546.0
New Term Loan	559.3	559.3	—	—
Lease financing obligations	232.5	234.7	242.2	234.7
Second A&R CDA	73.2	74.1	73.3	70.0
Total debt	$865.0	$868.1	$874.9	$850.7

The fair value of the New Term Loan was determined to be equivalent to the book value based on the closing date’s proximity to the balance sheet date. The fair values of the Second Amended and Restated Contribution Deferral Agreement (the “Second A&R CDA”) and the lease financing obligations are estimated using a publicly-traded secured loan with similar characteristics (level three input for fair value measurement).

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate adjusted for duration and other factors to represent the rate we would have to pay to borrow on a collateralized basis based on the information available at commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease and we will adjust the life of the lease when it is reasonably certain that we will exercise these options.

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

Leases (in millions)	Classification	September 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$400.4
Finance lease assets	Net property and equipment	2.6
Total leased assets		$403.0
Liabilities
Current
Operating	Current operating lease liabilities	$116.1
Finance	Other current and accrued liabilities	0.2
Noncurrent
Operating	Operating lease liabilities	267.1
Finance	Claims and other liabilities	3.4
Total lease liabilities		$386.8

Lease Cost (in millions)	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost(a)	Purchased transportation; Fuel, operating expenses and supplies	$42.3	$124.7
Short-term cost	Purchased transportation; Fuel, operating expenses and supplies	4.5	11.4
Variable lease cost	Purchased transportation; Fuel, operating expenses and supplies	1.9	5.2
Finance lease cost
Amortization of leased assets	Depreciation and amortization	0.1	0.3
Interest on lease liabilities	Interest expense	0.1	0.3
Total lease cost		$48.9	$141.9

(a)	Operating lease cost represents non-cash amortization of ROU assets and accretion of the discounted lease liabilities and is segregated on the statement of consolidated cash flows.

Remaining Maturities of Lease Liabilities	Operating Leases	Finance Leases	Total
(in millions)
2019	$40.8	$0.2	$41.0
2020	147.8	0.6	148.4
2021	123.9	0.6	124.5
2022	72.8	0.6	73.4
2023	37.0	0.6	37.6
After 2023	47.9	4.2	52.1
Total lease payments	$470.2	$6.8	$477.0
Less: Imputed interest	87.0	3.2	90.2
Present value of lease liabilities	$383.2	$3.6	$386.8

Lease Term and Discount Rate	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate
(years and percent)
Operating leases	3.8	11.0%
Finance leases	10.0	11.2%

Other Information	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases (a)	$37.9	$113.1
Operating cash flows from finance leases	0.1	0.3
Financing cash flows from finance leases	0.1	0.3
Leased assets obtained in exchange for new operating lease liabilities	$57.6	$111.4

(a)	Payments arising from operating leases are reported in operating activities on the statements of consolidated cash flows.

Below is the Company’s contractual cash obligations table as of December 31, 2018, that disclosed operating lease payments for the next five years and thereafter. We had no material capital leases as of December 31, 2018.

		Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating leases	$429.2	$138.4	$212.0	$63.3	$15.5

5. Employee Benefits

Qualified and Nonqualified Defined Benefit Pension Plans

The following table presents the components of our Company-sponsored pension plan costs for the three and nine months ended September 30:

	Three Months		Nine Months
(in millions)	2019	2018	2019	2018
Service cost	$—	$0.1	$—	$0.3
Interest cost	11.4	11.1	34.2	32.9
Expected return on plan assets	(14.3)	(15.0)	(42.9)	(45.2)
Amortization of prior service credit	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of prior net pension loss	3.2	3.5	9.6	10.9
Settlement adjustment	1.7	7.2	1.7	7.2
Total net periodic pension cost	$1.9	$6.8	$2.3	$5.8

We expect to contribute $9.9 million to our Company-sponsored pension plans in 2019, of which we have contributed $7.7 million through September 30, 2019.

6. Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2019 was 3.0% and 1.2%, respectively, compared to 61.8% and 44.9%, respectively for the three and nine months ended September 30, 2018. The significant items impacting the 2019 rates include a benefit recognized due to application of the exception to the rules regarding intraperiod tax allocation, a provision for net state and foreign taxes, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2019. The significant items impacting the 2018 rates include a provision for net state and foreign taxes, foreign withholding taxes related to dividends from a foreign subsidiary, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2018. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At September 30, 2019 and December 31, 2018, substantially all of our net deferred tax assets were subject to a valuation allowance.

7. Earnings (Loss) Per Share

We calculate basic earnings (loss) per share by dividing our net earnings (loss) available to common shareholders by our weighted-average shares outstanding at the end of the period. The calculation for diluted earnings (loss) per share adjusts the weighted average shares outstanding for our dilutive unvested shares and stock units using the treasury stock method. Our calculations for basic and dilutive earnings (loss) per share for three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months		Nine Months
(dollars in millions, except per share data; shares and stock units in thousands)	2019	2018	2019	2018
Basic and dilutive net income (loss) available to common shareholders	$(16.0)	$2.9	$(88.7)	$2.7

Basic weighted average shares outstanding	33,259	33,051	33,098	32,827
Effect of dilutive securities:
Unvested shares and stock units(a)	—	944	—	928
Dilutive weighted average shares outstanding	33,259	33,995	33,098	33,755

Basic earnings (loss) per share(b)	$(0.48)	$0.09	$(2.68)	$0.08
Diluted earnings (loss) per share(b)	$(0.48)	$0.09	$(2.68)	$0.08

(a)	Includes unvested shares of Common Stock, unvested stock units and vested stock units for which the underlying Common Stock has not been distributed.

(b)	Earnings (loss) per share is based on unrounded figures and not the rounded figures presented.

At September 30, 2019 and 2018, our anti-dilutive unvested shares, options, and stock units were approximately 319,000 and 54,000, respectively.

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

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Corporate/ Eliminations	Consolidated
As of September 30, 2019
Identifiable assets	$1,276.1	$740.8	$(99.8)	$1,917.1
As of December 31, 2018
Identifiable assets	$973.6	$626.4	$17.1	$1,617.1
Three Months Ended September 30, 2019
Operating revenue	$803.2	$453.6	$—	$1,256.8
Operating income (loss)	$31.6	$(4.1)	$(3.7)	$23.8
Nine Months Ended September 30, 2019
External revenue	$2,347.8	$1,364.0	$(0.1)	$3,711.7
Operating income (loss)	$26.5	$(8.5)	$(11.6)	$6.4
Three Months Ended September 30, 2018
Operating revenue	$822.1	$481.5	$—	$1,303.6
Operating income (loss)	$24.7	$18.4	$(1.9)	$41.2
Nine Months Ended September 30, 2018
External revenue	$2,401.0	$1,443.8	$(0.2)	$3,844.6
Operating income (loss)	$44.6	$52.8	$(9.6)	$87.8

9. Commitments, Contingencies and Uncertainties

Department of Defense Complaints

In December 2018, the United States on behalf of the United States Department of Defense filed a Complaint in Intervention (“Complaint”) against the Company in the U.S. District in the Western District of New York captioned United States ex rel. James Hannum v. YRC Freight, Inc.; Roadway Express, Inc.; and Yellow Transportation, Inc., Civil Action No. 08-0811(A). The Complaint alleges that the Company violated the False Claims Act by overcharging the Department of Defense for freight carrier services by failing to comply with the contractual terms of freight contracts between the Department of Defense and the Company and related government procurement rules. The Complaint also alleges claims for unjust enrichment and breach of contract. Under the False Claims Act, the Complaint seeks treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts. The remaining common causes of action seek an undetermined amount for an alleged breach of contract or alternatively causes constituting unjust enrichment or a payment by mistake. The Company has moved to dismiss the case, and the court heard oral arguments on the motion on August 12, 2019. Management believes the Company has meritorious defenses and intends to vigorously defend this action. We are unable to estimate the possible loss, or range of possible loss, associated with these claims at this time.
Class Action Securities Complaint

In January 2019, a purported class action lawsuit captioned Christina Lewis v. YRC Worldwide Inc., et al., Case No. 1:19-cv-00001, was filed in the United States District Court for the Northern District of New York against the Company and certain of our current and former officers. The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between March 10, 2014 and December 14, 2018. The complaint generally alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements relating to its freight billing practices as alleged in the Department of Defense complaint described above. The action includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees. The co-lead plaintiffs filed an amended complaint on June 14, 2019, and the defendants moved to dismiss it on July 15, 2019. The motion is fully briefed and awaiting decision. Management believes the Company has meritorious defenses and intends to vigorously defend this action. We are unable to estimate the possible loss, or range of possible loss, associated with these claims at this time.

Shareholder Derivative Complaint

In May 2019, a putative shareholder filed an action derivatively and on behalf of the Company naming James L. Welch, Jamie G. Pierson, Stephanie D. Fisher, Raymond J. Bromark, Douglas A. Carty, William R. Davidson, Matthew A. Doheny, Robert L. Friedman, James E. Hoffman, Michael J. Kneeland, Patricia M. Nazemetz, and James F. Winestock individually as defendants and the Company as the nominal defendant. In an amended complaint, filed on October 15, 2019, Darren D. Hawkins was added as a defendant. The case is captioned Hastey v. Welch, et al., Case No. 2:19-cf-2266-KGG, and is pending in the United States District Court for the District of Kansas. The Complaint alleges that the Company was exposed to harm by the individual defendants’ purported conduct concerning its freight-billing practices as alleged in the Department of Defense Complaint and the Class Action Securities Complaint described above. The Complaint asserts that the individual defendants’ purported conduct violated Section 14(a) of the Securities Exchange Act of 1934 and that they breached their fiduciary duties, were unjustly enriched, and engaged in corporate waste. Motions to dismiss were filed on August 16, 2019 and, in response, Plaintiff filed the October 15, 2019 amended complaint. A motion to dismiss the amended complaint was filed on October 29, 2019. The Complaint seeks damages on behalf of the Company.
In October 2019, another putative shareholder filed an action derivatively and on behalf of the Company naming the same defendants as did the October 15, 2019 amended complaint in the Hastey case. The case is captioned Broughton v. Hawkins, et al. Case No. 1:19-cv-01958-UNA, and makes claims similar to those made in Hastey.
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
Consolidated Results of Operations — an analysis of our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018.
Reporting Segment Results of Operations — an analysis of our results of operations for the three and nine months ended September 30, 2019 and 2018 for our YRC Freight and Regional Transportation reporting segments.
Certain Non-GAAP Financial Measures — presentation and an analysis of selected non-GAAP financial measures for the three and nine months ended September 30, 2019 and 2018 and trailing twelve months ended September 30, 2019 and 2018.
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

◦
Adjusted EBITDA: a non-GAAP measure that reflects EBITDA, and further adjusts for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring charges, transaction costs related to issuances of debt, non-recurring consulting fees, non-cash impairment charges and the gains or losses from permitted dispositions, discontinued operations, and certain non-cash expenses, charges and losses (provided that if any of such non-cash expenses, charges or losses represents an accrual or reserve for potential cash items in any future period, the cash payment in respect thereof in such future period will be subtracted from Consolidated EBITDA in such future period to the extent paid). All references to “Adjusted EBITDA” throughout this section and the rest of this report refer to “Adjusted EBITDA” calculated under our New Term Loan Agreement (defined therein as “Consolidated EBITDA” unless otherwise specified. Consolidated EBITDA is also a defined term in our ABL Agreement and the definition there aligns with the prior definition of Consolidated EBITDA under the Prior Term Loan Agreement. Adjusted EBITDA is used for internal management purposes as a financial measure that reflects our core operating performance, to measure compliance with financial covenants in our credit facilities and to determine certain management and employee bonus compensation.

We believe our presentation of EBITDA and Adjusted EBITDA is useful to investors and other users as these measures represent key supplemental information our management uses to compare and evaluate our core underlying business results both on a consolidated basis and across our business segments, particularly in light of our leverage position and the capital-intensive nature of our business. Further, EBITDA is a measure that is commonly used by other companies in our industry and provides a comparison for investors to evaluate the performance of the companies in the industry.  Additionally, Adjusted EBITDA helps investors to understand how the company is tracking against our financial covenant in our term loan credit agreement as this measure is calculated as defined in our term loan credit agreement and serves as a driving component of our key financial covenant.

Our non-GAAP financial measures have the following limitations:

◦	EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or fund principal payments on our outstanding debt;

◦
Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or fund principal payments on our outstanding debt, letter of credit fees, restructuring charges, transaction costs related to the issuance of debt, non-cash expenses, charges or losses, or nonrecurring consulting fees, among other items;

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

5.	Capital investment in equipment and technology

Labor contract ratification and implementation of operational efficiencies: During the first half of 2019, the Company ratified the New NMFA for the employees of Holland, New Penn and YRC Freight. The New NMFA is a critical element to the comprehensive strategic plan as it provides the Company with important changes to create a foundation for revenue growth and operational excellence. The operational changes are expected to provide efficiencies in our workforce by introducing new job classifications and allowing us to employ more flexible work rules to optimize the use of our valuable employee resources. These changes allow us to improve labor mix which should result in reduced costs per labor hour. For example, prior to the New NMFA, we were unable to fill part-time positions in many key markets across our footprint due to a non-competitive wage package for part-time employees. With the New NMFA, we are now expanding our part-time work force which allows us to reposition our commercial driver’s license (“CDL”) drivers to freight delivery and to deploy part-time employees to dock positions, resulting in lower employee compensation expense and improved productivity. The expansion of purchased transportation that is permitted under the New NMFA provides us opportunities to plan and source our operations using more cost-effective resources and to expand our capacity consistent with our customer growth and engagement initiatives. The New NMFA also allows us to introduce new equipment, referred to as box trucks, into our LTL freight operations, which, along with new non-CDL driver classifications, permits us to provide a lower cost solution to local cartage or short-term rentals. Further, on September 27, 2019, the Company ratified a new two-year collective bargaining agreement for the employees of Reddaway, who were previously party to multiple bargaining agreements, have been combined into one collective agreement.

Capital Structure Improvement: The Company announced a refinancing of its term loan obligations on September 11, 2019 and entered into a New Term Loan Agreement, which provides for additional liquidity, less restrictive financial covenants, a lower interest rate and extends the maturity of the facility to June 2024. The New Term Loan eliminates the annual principal amortization of 3.0%, which approximated $18.0 million in principal payments per year, and provides the ability to reinvest the first $40.0 million in cash proceeds earned from the sale of certain owned properties.

Network Optimization: While ongoing investments in equipment and technology remain our primary use of excess operating cash flows, we understand the importance of balancing liquidity and our ongoing investments with the service capacity we need to bring to the market. In the initial phase of our network optimization plan, which spans 2019, two of our companies operate independently out of the same service center. Upon implementation of the New NMFA that was ratified on May 14, 2019, we may now consolidate service centers across our operating companies to optimize utilization of our assets and resources, and companies that operate in the same service territory will be serviced through one primary carrier. We believe service center consolidation presents the greatest opportunity for our network optimization initiative. We expect to launch our first consolidation in late 2019, with the majority of network consolidations occurring in 2020. By consolidating service centers, we expect to recognize cost savings in our linehaul and pick-up and delivery operations due to improved density, fewer miles driven and optimization of route planning and labor resources. Over time, this initiative should enhance service and strategically position our network for the growing demand of next-day services, provide productivity improvements and streamline our cost structure as we seek to eliminate redundancies across the network, both in facilities, infrastructure and human capital. As of the date of this filing, we have completed the consolidation of twelve service centers. Most recently, we have moved forward with certain headcount reductions to remain disciplined with our cost structure, including, but not limited to, the consolidation of the New Penn corporate services and the implementation of a new operations field structure.

Customer Growth/Engagement Initiatives: Creating simplified engagement for customers and an increased service offering are a critical part of our strategic focus on growth and engagement.  We completed the final phase of our sales restructuring which consolidated our four distinct sales groups into one enterprise sales organization.  This allows customers to buy regional, national and brokerage services from a single point of contact at YRCW while introducing existing customers to additional operating companies.  The launch of our third-party brokerage solution, HNRY Logistics in late 2018 is the perfect complement to our LTL, asset-based companies and allows us to better service our customers with a full suite of logistics solutions.

Capital Investment: Capital allocation remains a top priority for us. We will continue to invest in revenue equipment to improve the age of our fleet as there is an immediate return in improved fuel miles per gallon, reduced vehicle maintenance expense and improved driver morale. Since 2015, approximately 37% of our tractor fleet and 28% of our trailer fleet have been upgraded. While the average age of our fleet still lags the industry, the average age of our fleet is no longer increasing.

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

The table below provides summary consolidated financial information for the third quarter and first three quarters of 2019 and 2018:

	Third Quarter			First Three Quarters
(in millions)	2019	2018	Percent Change	2019	2018	Percent Change
Operating revenue	$1,256.8	$1,303.6	(3.6)%	$3,711.7	$3,844.6	(3.5)%
Operating income	23.8	41.2	(42.2)%	6.4	87.8	(92.7)%
Nonoperating expenses, net	40.3	33.6	19.9%	96.2	82.9	16.0%
Net income (loss)	(16.0)	2.9	NM*	(88.7)	2.7	NM*

(*)	not meaningful

Third Quarter of 2019 Compared to the Third Quarter of 2018

Our consolidated operating revenue decreased $46.8 million, or 3.6%, during the third quarter of 2019 compared to the same period in 2018. The decrease in revenue is primarily attributed to a decrease in tonnage and fuel surcharge revenue, while partially offset by an increase in base yield excluding fuel surcharge.

Total operating expenses decreased $29.4 million, or 2.3%, for the third quarter of 2019 compared to the third quarter of 2018, and consisted primarily of lower purchased transportation expense as well as lower fuel, operating expenses and supplies, partially offset by increased salaries, wages and employee benefits.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $13.2 million, or 1.8%, primarily due to a $10.5 million increase in benefits costs and a $7.2 million increase in wage expense, as a result of higher contractual rates due to the New NMFA, which were partially offset by a $6.3 million decrease in short-term incentive compensation.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies decreased $14.7 million, or 6.3%, primarily due to a $15.0 million decrease in fuel expense, which was largely a result of lower fuel prices and fewer miles driven.

Purchased transportation. Purchased transportation decreased $22.7 million, or 12.4%, primarily due to a $17.9 million decrease in rail and over-the-road purchased transportation expense as a result of reduced shipping volumes and a $3.4 million decrease from reduced usage of local purchased transportation.

Other operating expense. Other operating expense decreased $6.6 million, or 10.1%, primarily due to a $5.3 million decrease in third-party liability claims expense largely due to an unfavorable adjustment recorded in 2018 with no similar adjustment during 2019.

Nonoperating expenses, net. Nonoperating expenses, net, increased $6.7 million in the third quarter of 2019 compared to the third quarter of 2018, primarily driven by an $11.2 million loss on extinguishment of debt, which was partially offset by a $4.9 million decrease in non-union pension expense.

Our effective tax rate for the third quarter of 2019 and 2018 was 3.0% and 61.8%, respectively. The significant items impacting the 2019 rate include a benefit recognized due to application of the exception to the rules regarding intraperiod tax allocation, a provision for a net state and foreign taxes, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2019. The significant items impacting the 2018 rate include a provision for net state and foreign taxes, foreign withholding taxes related to a dividend from a foreign subsidiary, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2018. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At September 30, 2019 and December 31, 2018, substantially all of our net deferred tax assets were subject to a valuation allowance.

First Three Quarters of 2019 Compared to the First Three Quarters of 2018

Our consolidated operating revenue decreased $132.9 million, or 3.5%, during the first three quarters of 2019 compared to the same period in 2018. The decrease in revenue is primarily attributed to a decrease in tonnage and fuel surcharge revenue, while partially offset by an increase in base yield excluding fuel surcharge.

Total operating expenses decreased $51.5 million, or 1.4%, for the first three quarters of 2019 compared to the first three quarters of 2018, and consisted primarily of lower purchased transportation expense as well as lower fuel, operating expenses and supplies, partially offset by increased salaries, wages and employee benefits.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $28.0 million, or 1.3%, primarily due to a $34.5 million increase in benefits costs which was largely driven by a $21.3 million increase in union vacation expense due to restoration of benefits from the passage of the New NMFA, a $7.9 million increase in salaries expense, and a $3.8 million increase in workers’ compensation expense. These increases were partially offset by a $16.3 million decrease in short-term incentive compensation.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies decreased $22.7 million, or 3.2%, primarily due to a $31.0 million decrease in fuel expense, which was largely a result of fewer miles driven and lower prices, and was partially offset by a $7.3 million increase in professional fees largely as a result of fees associated with our New NMFA and various other legal matters.

Purchased transportation. Purchased transportation decreased $51.0 million, or 9.9%, primarily due to a $52.1 million decrease in rail and over-the-road purchased transportation expense as a result of reduced shipping volumes and an $8.7 million decrease from reduced usage of local purchased transportation and short-term equipment rentals.  Purchased transportation expense also includes a $10.4 million increase in third-party costs for customer-specific logistics solutions.

Other operating expense. Other operating expense decreased $8.6 million, or 4.6%, primarily due to a $3.7 million decrease in operating tax expense as a result of fewer miles driven and a $3.1 million decrease in cargo claims expense.

(Gains)/Losses on property disposals. Net gains on disposals of property were $3.6 million in the first three quarters of 2019, which were primarily a result of the sale of real property as well as a deferred gain recognized from changes in contractual lease terms, partially offset by losses on the disposal of revenue equipment, as compared to a $7.3 million loss in the first three quarters of 2018, primarily due to losses on the disposal of revenue equipment.

Impairment charges. During the first quarter of 2019, we recorded an $8.2 million impairment charge at YRC Freight that reflects the write-down of an intangible asset as a result of rebranding strategies, leading to discontinued use of a tradename.

Nonoperating expenses, net. Nonoperating expenses, net, increased $13.3 million in the first three quarters of 2019 compared to the first three quarters of 2018, primarily driven by an $11.2 million loss on extinguishment of debt, and a $5.4 million increase in interest expense due to higher variable interest rates, partially offset by a $3.2 million decrease in non-union pension expense.

Our effective tax rate for the first three quarters of 2019 and 2018 was 1.2% and 44.9%, respectively. The significant items impacting the 2019 rate include a benefit recognized due to application of the exception to the rules regarding intraperiod tax allocation, a provision for net state and foreign taxes, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2019. The significant items impacting the 2018 rate include a provision for net state and foreign taxes, foreign withholding taxes related to dividends from a foreign subsidiary, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2018.

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

YRC Freight Results

YRC Freight represented 63.9% of consolidated operating revenue for the third quarter of 2019, as compared to 63.1% for the third quarter of 2018. YRC Freight represented 63.3% of consolidated operating revenue for the first three quarters of 2019, as compared to 62.4% for the first three quarters of 2018. The table below provides summary financial information for YRC Freight for the third quarter and first three quarters of 2019 and 2018:

	Third Quarter			First Three Quarters
(in millions)	2019	2018	Percent Change	2019	2018	Percent Change
Operating revenue	$803.2	$822.1	(2.3)%	$2,347.8	$2,401.0	(2.2)%
Operating income	31.6	24.7	27.9%	26.5	44.6	(40.6)%
Operating ratio(a)	96.1%	97.0%	0.9 pp	98.9%	98.1%	(0.8) pp

(a)	pp represents the change in percentage points

Third Quarter of 2019 Compared to the Third Quarter of 2018

YRC Freight reported operating revenue of $803.2 million in the third quarter of 2019, a decrease of $18.9 million, or 2.3%, compared to the same period in 2018. The decrease in revenue is primarily attributed to a decrease in tonnage and fuel surcharge revenue, partially offset by an improvement in base LTL yield, excluding fuel surcharge. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the third quarter of 2019 compared to the third quarter of 2018:

	Third Quarter
	2019	2018	Percent Change(b)
Workdays	63.5	63.0

LTL picked up revenue (in millions)	$740.2	$752.2	(1.6)%
LTL tonnage (in thousands)	1,230	1,270	(3.2)%
LTL tonnage per day (in thousands)	19.36	20.17	(4.0)%
LTL shipments (in thousands)	2,444	2,513	(2.7)%
LTL shipments per day (in thousands)	38.49	39.88	(3.5)%
LTL picked up revenue per hundred weight	$30.10	$29.61	1.7%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$26.59	$25.87	2.8%
LTL picked up revenue per shipment	$303	$299	1.2%
LTL picked up revenue per shipment (excluding fuel surcharge)	$268	$262	2.3%
LTL weight per shipment (in pounds)	1,006	1,011	(0.5)%

Total picked up revenue (in millions)(a)	$794.7	$805.0	(1.3)%
Total tonnage (in thousands)	1,571	1,541	2.0%
Total tonnage per day (in thousands)	24.75	24.46	1.2%
Total shipments (in thousands)	2,483	2,547	(2.5)%
Total shipments per day (in thousands)	39.10	40.43	(3.3)%
Total picked up revenue per hundred weight	$25.29	$26.11	(3.2)%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$22.41	$22.85	(1.9)%
Total picked up revenue per shipment	$320	$316	1.3%
Total picked up revenue per shipment (excluding fuel surcharge)	$284	$277	2.6%
Total weight per shipment (in pounds)	1,266	1,210	4.6%

	Third Quarter
(in millions)	2019	2018
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$803.2	$822.1
Change in revenue deferral and other	(8.5)	(17.1)
Total picked up revenue	$794.7	$805.0

(a)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue

(b)	Percent change based on unrounded figures and not the rounded figures presented

Operating income for YRC Freight was $31.6 million in the third quarter of 2019 compared to operating income of $24.7 million in the third quarter of 2018. Operating expenses decreased $25.8 million, or 3.2%, primarily due to decreases in purchased transportation expense and fuel, operating expenses and supplies. These decreases were partially offset by increased salaries, wages and employee benefits.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $5.7 million, or 1.3%, primarily due to a $6.0 million increase in benefits costs and a $3.3 million increase in wage expense as a result of higher contractual rates due to the New NMFA, partially offset by a decrease in tonnage that reduced the number of hours needed to process freight. These increases were offset by a $2.6 million decrease in short-term incentive compensation expense.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies decreased $9.2 million, or 6.3%, primarily due to an $8.6 million decrease in fuel expense, which was largely driven by lower fuel prices and fewer miles driven.

Purchased transportation. Purchased transportation decreased $18.4 million, or 12.7%, primarily due to a $13.3 million decrease in rail purchased transportation expense due to reduced shipping volumes and a $4.4 million decrease from reduced usage of local purchased transportation.

Other operating expense. Other operating expense decreased $5.0 million, or 12.8%, primarily due to a $3.6 million decrease in third-party liability claims expense largely due to an unfavorable adjustment recorded in 2018 with no similar adjustment during 2019.

First Three Quarters of 2019 Compared to the First Three Quarters of 2018

YRC Freight reported operating revenue of $2,347.8 million in the first three quarters of 2019, a decrease of $53.2 million, or 2.2%, compared to the same period in 2018. The decrease in revenue is primarily attributed to a decrease in tonnage and fuel surcharge revenue, partially offset by an improvement in base yield, excluding fuel surcharge. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the first three quarters of 2019 compared to the first three quarters of 2018:

	First Three Quarters
	2019	2018	Percent Change(b)
Workdays	190.0	190.5

LTL picked up revenue (in millions)	$2,167.2	$2,216.4	(2.2)%
LTL tonnage (in thousands)	3,612	3,833	(5.8)%
LTL tonnage per day (in thousands)	19.01	20.12	(5.5)%
LTL shipments (in thousands)	7,216	7,558	(4.5)%
LTL shipments per day (in thousands)	37.98	39.67	(4.3)%
LTL picked up revenue per hundred weight	$30.00	$28.91	3.8%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$26.46	$25.34	4.4%
LTL picked up revenue per shipment	$300	$293	2.4%
LTL picked up revenue per shipment (excluding fuel surcharge)	$265	$257	3.1%
LTL weight per shipment (in pounds)	1,001	1,014	(1.3)%

Total picked up revenue (in millions)(a)	$2,324.2	$2,373.6	(2.1)%
Total tonnage (in thousands)	4,567	4,663	(2.0)%
Total tonnage per day (in thousands)	24.04	24.48	(1.8)%
Total shipments (in thousands)	7,325	7,664	(4.4)%
Total shipments per day (in thousands)	38.55	40.23	(4.2)%
Total picked up revenue per hundred weight	$25.44	$25.45	—%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$22.50	$22.33	0.8%
Total picked up revenue per shipment	$317	$310	2.5%
Total picked up revenue per shipment (excluding fuel surcharge)	$281	$272	3.3%
Total weight per shipment (in pounds)	1,247	1,217	2.5%

	First Three Quarters
(in millions)	2019	2018
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$2,347.8	$2,401.0
Change in revenue deferral and other	(23.6)	(27.4)
Total picked up revenue	$2,324.2	$2,373.6

(a)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue

(b)	Percent change based on unrounded figures and not the rounded figures presented

Operating income for YRC Freight was $26.5 million in the first three quarters of 2019 compared to operating income of $44.6 million in the first three quarters of 2018. Operating expenses decreased $35.1 million, or 1.5%, primarily due to a decrease in purchased transportation expense and fuel, operating expenses and supplies. These decreases were partially offset by increased salaries, wages and employee benefits.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $20.9 million, or 1.6%, primarily due to a $23.1 million increase in benefits costs which was largely driven by a $13.9 million increase in union vacation expense due to restoration of benefits from the passage of the New NMFA, and a $4.5 million increase in salaries expense. These increases were partially offset by a $3.3 million reduction in short-term incentive compensation and a $1.7 million decrease in wage expense as a result of an increase in contractual wage rates due to the New NMFA, which was more than offset by a decrease in tonnage that reduced the number of hours needed to process freight.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies decreased $19.2 million, or 4.3%, primarily due to an $18.4 million decrease in fuel expense, which was largely driven by fewer miles driven and lower prices.

Purchased transportation. Purchased transportation decreased $36.5 million, or 9.1%, primarily due to a $38.6 million decrease in rail and over-the-road purchased transportation expense as a result of reduced shipping volumes and a $10.6 million decrease from reduced usage of local purchased transportation and short-term equipment rentals.  Purchased transportation expense also includes a $10.4 million increase in third-party costs for customer-specific logistics solutions and a $7.5 million increase in long-term equipment rentals in conjunction with the Company’s leasing strategy to reinvest in its fleet.

Other operating expense. Other operating expense decreased $4.4 million, or 4.0%, primarily due to a $3.1 million decrease in cargo claims expense.

(Gains)/Losses on property disposals. Net gains on disposals of property were $2.0 million in the first three quarters of 2019 primarily as a result of a deferred gain recognized from changes in contractual lease terms, partially offset by losses on the disposal of revenue equipment, compared to a $6.2 million loss in the first three quarters of 2018, primarily due to losses on the disposal of revenue equipment.

Impairment charges. During the first quarter of 2019 an $8.2 million impairment charge was recorded that reflects the write-down of an intangible asset as a result of rebranding strategies, leading to discontinued use of a tradename.

Regional Transportation Results
Regional Transportation represented 36.1% of consolidated operating revenue for the third quarter of 2019, as compared to 36.9% for the third quarter of 2018. Regional Transportation represented 36.7% of consolidated operating revenue for the first three quarters of 2019, as compared to 37.6% for the first three quarters of 2018. The table below provides summary financial information for Regional Transportation for the third quarter and first three quarters of 2019 and 2018:

	Third Quarter			First Three Quarters
(in millions)	2019	2018	Percent Change	2019	2018	Percent Change
Operating revenue	$453.6	$481.5	(5.8) %	$1,364.0	$1,443.8	(5.5)%
Operating income (loss)	(4.1)	18.4	(122.3) %	(8.5)	52.8	(116.1)%
Operating ratio(a)	100.9%	96.2%	(4.7) pp	100.6%	96.3%	(4.3) pp
(a) pp represents the change in percentage points

Third Quarter of 2019 Compared to the Third Quarter of 2018

Regional Transportation reported operating revenue of $453.6 million for the third quarter of 2019, a decrease of $27.9 million, or 5.8%, from the third quarter of 2018. The decrease in revenue is primarily attributed to a decrease in tonnage and fuel surcharge revenue, partially offset by an improvement in base yield, excluding fuel surcharge. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the third quarter of 2019 compared to the third quarter of 2018:

	Third Quarter
	2019	2018	Percent Change(b)
Workdays	62.5	63.0

LTL picked up revenue (in millions)	$420.9	$443.5	(5.1)%
LTL tonnage (in thousands)	1,445	1,511	(4.4)%
LTL tonnage per day (in thousands)	23.12	23.98	(3.6)%
LTL shipments (in thousands)	2,304	2,417	(4.7)%
LTL shipments per day (in thousands)	36.86	38.36	(3.9)%
LTL picked up revenue per hundred weight	$14.57	$14.68	(0.8)%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$12.89	$12.89	—%
LTL picked up revenue per shipment	$183	$184	(0.4)%
LTL picked up revenue per shipment (excluding fuel surcharge)	$162	$161	0.3%
LTL weight per shipment (in pounds)	1,254	1,250	0.3%

Total picked up revenue (in millions)(a)	$453.0	$481.3	(5.9)%
Total tonnage (in thousands)	1,769	1,891	(6.5)%
Total tonnage per day (in thousands)	28.30	30.01	(5.7)%
Total shipments (in thousands)	2,350	2,471	(4.9)%
Total shipments per day (in thousands)	37.61	39.22	(4.1)%
Total picked up revenue per hundred weight	$12.81	$12.73	0.6%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$11.34	$11.19	1.4%
Total picked up revenue per shipment	$193	$195	(1.0)%
Total picked up revenue per shipment (excluding fuel surcharge)	$171	$171	(0.3)%
Total weight per shipment (in pounds)	1,505	1,530	(1.7)%

	Third Quarter
(in millions)	2019	2018
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$453.6	$481.5
Change in revenue deferral and other	(0.6)	(0.2)
Total picked up revenue	$453.0	$481.3

(a)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods

(b)	Percent change based on unrounded figures and not the rounded figures presented

Operating loss for Regional Transportation was $4.1 million for the third quarter of 2019 compared to operating income of $18.4 million for the third quarter of 2018. Operating expenses decreased $5.4 million, or 1.2%, primarily due to a decrease in fuel, operating expenses and supplies and purchased transportation expense. These decreases were partially offset by an increase in salaries, wages and employee benefits.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $5.9 million, or 2.1%, primarily due to a $4.3 million increase in benefits costs and a $3.8 million increase in wages which were largely driven by an increase in contractual wage rates due to the New NMFA, and was partially offset by a decrease in tonnage that reduced the number of hours needed to process freight. Additionally, these increases were partially offset by a $2.1 million decrease in short-term incentive compensation.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies decreased $5.5 million, or 5.6%, primarily due to a $6.3 million decrease in fuel expense, which was largely driven by fewer miles driven and lower prices.

Purchased transportation. Purchased transportation decreased $4.4 million, or 11.2%, primarily due to a $5.5 million decrease in over-the-road purchased transportation expense as a result of reduced shipping volumes.

Other operating expense. Other operating expense decreased $1.5 million, or 5.8%, primarily due to a $1.7 million decrease in third-party liability claims expense largely due to improved development of prior year claims during 2019 as compared to 2018.

First Three Quarters of 2019 Compared to the First Three Quarters of 2018

Regional Transportation reported operating revenue of $1,364.0 million for the first three quarters of 2019, a decrease of $79.8 million, or 5.5%, from the first three quarters of 2018. The decrease in revenue is primarily attributed to a decrease in tonnage and fuel surcharge, partially offset by an improvement in base yield, excluding fuel surcharge. The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the first three quarters of 2019 compared to the first three quarters of 2018:

	First Three Quarters
	2019	2018	Percent Change(b)
Workdays	189.0	190.5

LTL picked up revenue (in millions)	$1,264.0	$1,327.5	(4.7)%
LTL tonnage (in thousands)	4,332	4,612	(6.1)%
LTL tonnage per day (in thousands)	22.92	24.21	(5.3)%
LTL shipments (in thousands)	6,879	7,335	(6.2)%
LTL shipments per day (in thousands)	36.40	38.50	(5.5)%
LTL picked up revenue per hundred weight	$14.60	$14.39	1.4%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$12.91	$12.66	1.9%
LTL picked up revenue per shipment	$184	$181	1.6%
LTL picked up revenue per shipment (excluding fuel surcharge)	$163	$159	2.1%
LTL weight per shipment (in pounds)	1,259	1,258	0.1%

Total picked up revenue (in millions)(a)	$1,364.0	$1,445.1	(5.6)%
Total tonnage (in thousands)	5,332	5,806	(8.2)%
Total tonnage per day (in thousands)	28.21	30.48	(7.4)%
Total shipments (in thousands)	7,024	7,505	(6.4)%
Total shipments per day (in thousands)	37.16	39.40	(5.7)%
Total picked up revenue per hundred weight	$12.79	$12.44	2.8%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$11.31	$10.96	3.3%
Total picked up revenue per shipment	$194	$193	0.9%
Total picked up revenue per shipment (excluding fuel surcharge)	$172	$170	1.3%
Total weight per shipment (in pounds)	1,518	1,547	(1.9)%

	First Three Quarters
(in millions)	2019	2018
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,364.0	$1,443.8
Change in revenue deferral and other	—	1.3
Total picked up revenue	$1,364.0	$1,445.1

(a)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods

(b)	Percent change based on unrounded figures and not the rounded figures presented

Operating loss for Regional Transportation was $8.5 million for the first three quarters of 2019 compared to operating income of $52.8 million for the first three quarters of 2018. Operating expenses decreased $18.5 million, or 1.3%, primarily due to a decrease in purchased transportation expense and fuel, operating expenses and supplies. These decreases were partially offset by an increase in salaries, wages and employee benefits.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $13.9 million, or 1.6%, primarily due to an $11.6 million increase in benefits costs which was largely driven by a $7.4 million increase in union vacation expense due to restoration of benefits from the passage of the New NMFA, a $5.3 million increase in workers’ compensation expense, and a $2.0 million increase in salaries expense. These increases were partially offset by a $5.0 million decrease in short-term incentive compensation and flat wage expense which is a result of an increase in contractual wage rates due to the New NMFA, offset by a decrease in tonnage that reduced the number of hours needed to process freight.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies decreased $12.0 million, or 4.0%, primarily due to a $12.6 million decrease in fuel expense, which was largely driven by fewer miles driven and lower prices.

Purchased transportation. Purchased transportation decreased $14.6 million, or 12.6%, primarily due to a $13.7 million decrease in over-the-road purchased transportation expense due to reduced shipping volumes.

Other operating expense. Other operating expense decreased $3.9 million, or 5.1%, primarily due to a $2.5 million decrease in third-party liability claims expense largely due to favorable development of prior year claims, and a $1.3 million decrease in operating taxes as a result of fewer miles driven.

(Gains)/losses on property disposals. Net gains on disposals of property were $1.6 million in 2019 as a result of gains on the sale of real property, partially offset by losses on the disposal of revenue equipment, as compared to net losses of $1.1 million in 2018, primarily due to losses on the disposal of revenue equipment.

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

Consolidated Adjusted EBITDA

The reconciliation of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA (defined in our New Term Loan Agreement as “Consolidated EBITDA”) for the third quarter and first three quarters of 2019 and 2018, and the trailing twelve months ended September 30, 2019 and 2018, is as follows:

	Third Quarter		First Three Quarters		Trailing Twelve Months Ended
(in millions)	2019	2018	2019	2018	September 30, 2019	September 30, 2018
Reconciliation of net income (loss) to Adjusted EBITDA(a):
Net income (loss)	$(16.0)	$2.9	$(88.7)	$2.7	$(71.2)	$(4.8)
Interest expense, net	27.7	26.2	82.0	77.2	109.3	102.9
Income tax expense (benefit)	(0.5)	4.7	(1.1)	2.2	7.8	(5.5)
Depreciation and amortization	37.2	34.9	115.7	110.2	153.2	146.9
EBITDA	48.4	68.7	107.9	192.3	199.1	239.5
Adjustments for Term Loan Agreement:
(Gains) losses on property disposals, net	1.0	1.9	(3.6)	7.3	(31.7)	3.7
Property gains on certain disposals(b)	—	—	—	0.4	29.3	0.4
Non-cash reserve changes(c)	(2.0)	—	14.0	—	14.0	—
Impairment charges	—	—	8.2	—	8.2	—
Letter of credit expense	1.6	1.6	4.8	5.0	6.4	6.7
Transaction costs related to issuances of debt	—	—	—	—	—	1.4
Permitted dispositions and other	0.1	(0.4)	(1.0)	0.3	(1.0)	0.4
Equity-based compensation expense	1.8	0.7	5.2	5.5	6.0	6.7
Loss on extinguishment of debt	11.2	—	11.2	—	11.2	—
Non-union pension settlement charge	1.7	7.2	1.7	7.2	5.4	14.8
Other, net(d)	0.2	0.9	2.3	1.2	1.2	0.8
Amounts subject to 10% threshold(e):
Nonrecurring consulting fees	1.9	2.0	6.2	5.2	8.7	5.2
Restructuring charges	(0.2)	0.5	0.3	1.7	0.9	2.3
Nonrecurring item (vendor bankruptcy)	(2.5)	—	1.2	—	5.5	—
Other, net(d)	2.1	1.1	6.4	4.6	8.4	7.3
Adjusted EBITDA pursuant to Prior Term Loan Agreement	65.3	84.2	164.8	230.7	271.6	289.2
Less:
Property gains on certain disposals(b)	—	—	—	(0.4)	(29.3)	(0.4)
Adjustments in excess of 10% threshold(e)	0.6	—	(1.5)	—	(1.5)	—
Adjusted EBITDA pursuant to New Term Loan Agreement	$65.9	$84.2	$163.3	$230.3	$240.8	$288.8

(a)	Certain reclassifications have been made to prior year to conform to current year presentation.

(b)
Certain property gains were added back in the calculation of Adjusted EBITDA pursuant to the Prior Term Loan Agreement which permitted gains from the sale of excess property with continuing operations. Under the New Term Loan Agreement, all gains attributable to property disposals must be deducted from Adjusted EBITDA.

(c)
Certain gains, losses, charges or expenses qualify for adjustment to EBITDA under more than one provision in the definition of “Consolidated EBITDA” of the New Term Loan Agreement (referred to herein as Adjusted EBITDA).  The presentation of Adjusted EBITDA set forth above includes a modification to how certain gains, losses, charges or expenses were categorized in the presentation of Adjusted EBITDA furnished in our Current Report on Form 8-K filed on September 11, 2019. The Company has updated the presentation to reflect the net non-cash reserve charge for union and nonunion vacation (which includes the impact of the New NMFA for the one week of restored vacation), with such non-cash reserve adjustment to be reduced by cash charges in a future period when paid.

(d)	As required under both our Prior Term Loan Agreement and New Term Loan Agreement, Other, net shown above consists of the impact of certain items to be included in Adjusted EBITDA.

(e)
Pursuant to the New Term Loan Agreement, Adjusted EBITDA limits certain adjustments in aggregate to 10% of the trailing-twelve-month consolidated Adjusted EBITDA, prior to the inclusion of amounts subject to the 10% threshold, for each period ending. Such adjustments include, but are not limited to, restructuring charges, integration costs, severance, and non-recurring charges.

Segment Adjusted EBITDA

The following represents Adjusted EBITDA by segment for the third quarter and first three quarters of 2019 and 2018:

	Third Quarter		First Three Quarters
(in millions)	2019	2018	2019	2018
Adjusted EBITDA by segment:
YRC Freight	$52.8	$48.6	$116.8	$124.8
Regional Transportation	13.3	35.7	47.4	105.1
Corporate and other	(0.2)	(0.1)	(0.9)	0.4
Adjusted EBITDA	$65.9	$84.2	$163.3	$230.3

The reconciliation of operating income (loss), by segment, to Adjusted EBITDA for the third quarter and first three quarters of 2019 and 2018, is as follows:

	Third Quarter		First Three Quarters
YRC Freight segment (in millions)	2019	2018	2019	2018
Reconciliation of operating income to Adjusted EBITDA(a):
Operating income	$31.6	$24.7	$26.5	$44.6
Depreciation and amortization	21.0	18.4	65.5	61.5
(Gains) losses on property disposals, net	0.1	1.6	(2.0)	6.1
Property gains on certain disposals(b)	—	—	—	0.4
Non-cash reserve changes(c)	(1.1)	—	9.2	—
Impairment charges	—	—	8.2	—
Letter of credit expense	1.0	1.0	3.0	3.1
Non-union pension and postretirement benefits	(0.1)	0.4	(0.5)	1.5
Other, net(d)	0.4	—	0.2	0.1
Amounts subject to 10% threshold(e):
Nonrecurring consulting fees	1.6	1.9	5.4	5.0
Restructuring charges	—	—	—	0.1
Nonrecurring item (vendor bankruptcy)	(2.5)	—	1.2	—
Other, net(d)	0.3	0.6	1.1	2.8
Adjusted EBITDA pursuant to Prior Term Loan Agreement	52.3	48.6	117.8	125.2
Less:
Property gains on certain disposals(b)	—	—	—	(0.4)
Adjustments in excess of 10% threshold(e)	0.5	—	(1.0)	—
Adjusted EBITDA pursuant to New Term Loan Agreement	$52.8	$48.6	$116.8	$124.8

	Third Quarter		First Three Quarters
Regional Transportation segment (in millions)	2019	2018	2019	2018
Reconciliation of operating income (loss) to Adjusted EBITDA(a):
Operating income (loss)	$(4.1)	$18.4	$(8.5)	$52.8
Depreciation and amortization	15.8	16.2	49.3	48.4
(Gains) losses on property disposals, net	0.9	0.3	(1.6)	1.1
Non-cash reserve changes(c)	(1.1)	—	4.4	—
Letter of credit expense	0.5	0.6	1.6	1.7
Other, net(d)	(0.2)	—	(0.1)	0.1
Amounts subject to 10% threshold(e):
Nonrecurring consulting fees	0.3	—	0.8	—
Other, net(d)	1.2	0.2	1.7	1.0
Adjusted EBITDA pursuant to Prior Term Loan Agreement	13.3	35.7	47.6	105.1
Less:
Adjustments in excess of 10% threshold(e)	—	—	(0.2)	—
Adjusted EBITDA pursuant to New Term Loan Agreement	$13.3	$35.7	$47.4	$105.1

	Third Quarter		First Three Quarters
Corporate and other (in millions)	2019	2018	2019	2018
Reconciliation of operating loss to Adjusted EBITDA:
Operating loss	$(3.7)	$(1.9)	$(11.6)	$(9.6)
Depreciation and amortization	0.4	0.2	0.9	0.3
Losses on property disposals, net	—	—	—	0.1
Non-cash reserve changes(c)	0.2	—	0.4	—
Letter of credit expense	0.1	0.1	0.2	0.2
Permitted dispositions and other	0.1	(0.4)	(1.0)	0.3
Non-union pension and postretirement benefits	(0.2)	(0.1)	(0.6)	(0.3)
Equity-based compensation expense	1.8	0.7	5.2	5.5
Other, net(d)	0.6	0.5	2.0	1.5
Amounts subject to 10% threshold(e):
Restructuring charges	(0.2)	0.5	0.3	1.6
Other, net(d)	0.6	0.3	3.6	0.8
Adjusted EBITDA pursuant to Prior Term Loan Agreement	(0.3)	(0.1)	(0.6)	0.4
Less:
Adjustments in excess of 10% threshold(e)	0.1	—	(0.3)	—
Adjusted EBITDA pursuant to New Term Loan Agreement	$(0.2)	$(0.1)	$(0.9)	$0.4

(a)	Certain reclassifications have been made to prior year to conform to current year presentation.

(b)
Certain property gains were added back in the calculation of Adjusted EBITDA pursuant to the Prior Term Loan Agreement which permitted gains from the sale of excess property with continuing operations. Under the New Term Loan Agreement, all gains attributable to property disposals must be deducted from Adjusted EBITDA.

(c)
Certain gains, losses, charges or expenses qualify for adjustment to EBITDA under more than one provision in the definition of “Consolidated EBITDA” of the New Term Loan Agreement (referred to herein as Adjusted EBITDA).  The presentation of Adjusted EBITDA set forth above includes a modification to how certain gains, losses, charges or expenses were categorized in the presentation of Adjusted EBITDA furnished in our Current Report on Form 8-K filed on September 11, 2019. The Company has updated the presentation to reflect the net non-cash reserve charge for union and nonunion vacation (which includes the impact of the New NMFA for the one week of restored vacation), with such non-cash reserve adjustment to be reduced by cash charges in a future period when paid.

(d)	As required under both our Prior Term Loan Agreement and New Term Loan Agreement, Other, net shown above consists of the impact of certain items to be included in Adjusted EBITDA.

(e)
Pursuant to the New Term Loan Agreement, Adjusted EBITDA limits certain adjustments in aggregate to 10% of the trailing-twelve-month consolidated Adjusted EBITDA, prior to the inclusion of amounts subject to the 10% threshold, for each period ending. Such adjustments include, but are not limited to, restructuring charges, integration costs, severance, and non-recurring charges.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our asset-based loan facility and any prospective net cash flow from operations. As of September 30, 2019, our maximum availability under our ABL Facility was $69.5 million. Our Managed Accessibility was $28.8 million, which represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured at September 30, 2019. As of September 30, 2019, our cash and cash equivalents and Managed Accessibility were $150.1 million.

For the December 31, 2018 borrowing base certificate, which was filed in January of 2019, we transferred $25.0 million of cash into restricted cash to maintain the 10% threshold, as permitted under the ABL Facility, which transfer effectively put our cash and cash equivalents and Managed Accessibility to $203.8 million.

The table below summarizes cash and cash equivalents and Managed Accessibility as of September 30, 2019 and December 31, 2018:

(in millions)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$121.3	$227.6
Changes to restricted cash	—	(25.0)
Managed Accessibility	28.8	1.2
Total cash and cash equivalents and Managed Accessibility	$150.1	$203.8

Outside of funding normal operations, our principal uses of cash include making contributions to various multi-employer pension funds and our single-employer pension plans, and meeting our other cash obligations including, but not limited to, paying principal and interest on our funded debt, making payments on our equipment leases, and funding capital expenditures.

As of September 30, 2019, we had $906.3 million in aggregate par value of outstanding indebtedness, the majority of which matures in approximately three to five years. We also have future funding obligations for our various multi-employer pension funds and single-employer pension plans. We expect our funding obligations for the remainder of 2019 for our multi-employer pension funds and single-employer pension plans will be $34.7 million and $2.2 million, respectively. In addition, we have, and will continue to have, operating lease obligations. As of September 30, 2019, our operating lease payment obligations through 2030 totaled $470.2 million and are expected to increase as we lease additional revenue equipment. For the first three quarters of 2019, we entered into new operating leases for revenue equipment totaling $94.6 million in future lease payments, payable over an average lease term of four years.

Our capital expenditures for the first three quarters of 2019 and 2018 were $111.5 million and $92.4 million, respectively. These amounts were principally used to fund the purchase of new and used revenue equipment, for capitalized costs to improve our technology infrastructure and to refurbish engines for our revenue fleet. For the nine months ended September 30, 2019 we entered into new operating lease commitments for revenue equipment with a capital equivalent value of $113.3 million.

As of September 30, 2019, our Standard & Poor’s Corporate Family Rating was “B-” with a stable outlook and Moody’s Investor Service Corporate Family Rating was “B2” with a stable outlook.

Covenants

The New Term Loan Agreement includes a financial covenant requirement for the Company to maintain a minimum of $200.0 million trailing-twelve-month Adjusted EBITDA, measured quarterly. Consolidated Adjusted EBITDA, defined in our New Term Loan Agreement as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring charges, transaction costs related to issuances of debt, non-recurring consulting fees, non-cash impairment charges and the gains or losses from permitted dispositions, discontinued operations, and certain non-cash expenses, charges and losses (provided that if any of such non-cash expenses, charges or losses represents an accrual or reserve for potential cash items in any future period, the cash payment in respect thereof in such future period will be subtracted from Consolidated EBITDA in such future period to the extent paid). The definition was further modified under the New Term Loan Agreement such that certain expenses that qualify as adjustments are capped at 10.0% of the trailing-twelve-month Adjusted EBITDA, in aggregate. Adjustments subject to the 10.0% cap include, but are not limited to, restructuring charges, integration costs, severance, and non-recurring charges. Additionally, all net gains from the disposition of properties are excluded from the definition of Adjusted EBITDA, therefore any gains previously recognized in Adjusted EBITDA, as that term was previously defined in our SEC filings, in accordance with its definition in the Prior Term Loan Agreement, will not be included in the calculation of Adjusted EBITDA under the New Term Loan Agreement.

The ABL Facility also contains certain covenants, including, but not limited to, annual limits on capital expenditures. The ABL includes a $200.0 million annual limit on capital expenditures but one year lookback is permitted. The annual capital expenditure limit covenant was removed from the New Term Loan Agreement.

Risks and Uncertainties Regarding Compliance with Credit Facility Financial Covenants

We believe that our results of operations will allow us to comply with the minimum Adjusted EBITDA covenant in the New Term Loan Agreement for at least the next twelve months, subject to specific actions and cost savings initiatives we are taking in the fourth quarter of 2019 and the first quarter of 2020 to provide additional Adjusted EBITDA. These actions include headcount reductions commensurate with our current volume levels, a hiring freeze on new and replacement positions, temporary elimination of short-term incentive compensation and a reduction in discretionary spend. We are taking these actions because we have not been able to fully realize operational efficiencies arising from our New NMFA due to depressed volume levels. Our ability to satisfy our liquidity needs and meet our minimum Adjusted EBITDA requirement during the next twelve months and thereafter is dependent upon our ability to achieve operating results that reflect improvement over our first half 2019, which were negatively impacted by the process to obtain our five-year labor agreement scheduled to expire on March 31, 2019 and successfully ratified on May 14, 2019. Significant adverse conditions, which may result from changes in global trade policies or increased contraction in the general economy, may impact our ability to achieve a minimum Adjusted EBITDA above $200.0 million on a trailing-twelve-month basis. Means for improving our profitability include accelerated implementation of network optimization, specific initiatives in the areas of pricing and customer engagement, and other operational actions to improve productivity and efficiency, as well as increased volume, all of which may not be within our control. If we are unable to achieve the improved results required to comply with this covenant in one or more quarters over the next twelve months, we may be required to take specific actions in addition to those described above, including but not limited to, additional reductions in headcount, targeted procurement initiatives to reduce operating costs and accelerating terminal closures to reduce overhead and other operating costs, or alternatively, seeking an amendment or waiver from our lenders or taking other remedial measures.

Cash Flows

Operating Cash Flow

Cash provided by operating activities was $13.4 million during the first three quarters of 2019, compared to $157.9 million of cash provided during the first three quarters of 2018. The decrease in cash provided was primarily attributable to a $91.4 million decrease in income, and the remaining difference is primarily related to timing differences in working capital accounts.

Investing Cash Flow

Cash used in investing activities was $101.6 million during the first three quarters of 2019 compared to $87.5 million during the first three quarters of 2018. The increase of $14.1 million was largely driven by higher revenue equipment acquisitions partially offset by higher cash proceeds from the sale of real property.

Financing Cash Flow

Cash used in financing activities for the first three quarters of 2019 and 2018 was $18.1 million and $22.9 million, respectively. The payment of $11.1 million in deferred debt issuance costs and the favorable impact to cash of obtaining our New Term Loan reduced our cash used when compared to 2018, which consisted primarily of repayments on our long-term debt under our Prior Term Loan.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual cash obligations and other commercial commitments as of September 30, 2019.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of September 30, 2019:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ABL Facility(a)	$13.6	$6.8	$6.8	$—	$—
Term Loan(b)	877.8	58.6	116.9	702.3	—
Lease financing obligations(c)	375.8	42.3	80.6	79.1	173.8
Pension deferral obligations(d)	91.9	7.2	14.0	70.7	—
Workers’ compensation, property damage and liability claims obligations(e)	362.6	105.2	115.4	50.0	92.0
Operating leases(f)	470.2	153.6	216.9	64.6	35.1
Other contractual obligations(g)	51.5	31.4	17.6	2.5	—
Capital expenditures and other (h)	15.4	15.4	—	—	—
Total contractual obligations	$2,258.8	$420.5	$568.2	$969.2	$300.9

(a)	The ABL Facility includes future payments for the letter of credit and unused line fees and are not included on the Company’s consolidated balance sheets.

(b)	The Term Loan includes principal and interest payments but excludes unamortized discounts.

(c)
The lease financing obligations include interest payments of $342.4 million and principal payments of $33.4 million. The remaining principal obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

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

(h)
Capital expenditures and other obligations primarily include noncancelable orders for revenue equipment the Company will either purchase or lease. If leased, the cash obligations will be scheduled over the multi-year term of the lease and ROU assets and liabilities will be recorded upon lease execution.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event.

		Amount of Commitment Expiration Per Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ABL Facility availability (a)	$69.5	$—	$69.5	$—	$—
Letters of credit(b)	337.6	—	337.6	—	—
Surety bonds(c)	120.8	112.4	8.4	—	—
Total commercial commitments	$527.9	$112.4	$415.5	$—	$—

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

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of September 30, 2019 and have concluded that our disclosure controls and procedures were effective as of September 30, 2019.

We implemented ASC 842, Leases, on January 1, 2019 and the Company implemented internal controls related to lease balances and disclosures on its consolidated financial statements.

There were no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our failure to comply with the covenants in our New Term Loan Agreement could materially adversely affect out financial condition and liquidity.

The documents governing our indebtedness contain financial covenants, affirmative covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. In particular, our New Term Loan Agreement contains a financial covenant that requires us to maintain minimum trailing-twelve-month Adjusted EBITDA of $200.0 million. For additional information, see the “Debt and Financing” footnote to the consolidated financial statements.

We believe that our results of operations will allow us to comply with the minimum Adjusted EBITDA covenant in the New Term Loan Agreement for at least the next twelve months, subject to specific actions and cost savings initiatives we are taking in the fourth quarter of 2019 and the first quarter of 2020 to provide additional Adjusted EBITDA. These actions include headcount reductions commensurate with our current volume levels, a hiring freeze on new and replacement positions, temporary elimination of short-term incentive compensation and a reduction in discretionary spend. We are taking these actions because we have not been able to fully realize operational efficiencies arising from our New NMFA due to depressed volume levels. Our ability to satisfy our liquidity needs and meet our minimum Adjusted EBITDA requirement during the next twelve months and thereafter is dependent upon our ability to achieve operating results that reflect improvement over our first half 2019, which were negatively impacted by the process to obtain our five-year labor agreement scheduled to expire on March 31, 2019 and successfully ratified on May 14, 2019. Significant adverse conditions, which may result from changes in global trade policies or increased contraction in the general economy, may impact our ability to achieve a minimum Adjusted EBITDA above $200.0 million on a trailing-twelve-month basis. Means for improving our profitability may include successful implementation of network optimization, specific initiatives in the areas of pricing and customer engagement, and other operational actions to improve productivity and efficiency, as well as increased volume, all of which may not be within our control.  If we are unable to achieve the improved results, we may face challenges to comply with this covenant in one or more quarters over the next twelve months and, we may be required to pursue certain actions in addition to the ones described above for the fourth quarter of 2019 and the first quarter of 2020, including but not limited to, additional headcount reductions, targeted procurement initiatives to reduce operating costs and/or seeking other cost reductions. Some of those actions might adversely affect our operations and financial performance over the long-term.

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

Each of our operating subsidiaries has employees who are represented by the International Brotherhood of Teamsters (“IBT”). These employees comprised 79% of our workforce at September 30, 2019. Salaries, wages and employee benefits for both union and non-union employees compose over half of our operating costs.  Each of our YRC Freight, New Penn, and Holland subsidiaries employ most of their unionized employees under the terms of a common, master collective bargaining agreement and related supplemental agreements that remain in effect through March 31, 2024, and Reddaway employs most of its unionized employees under a collective bargaining agreement that expires March 31, 2021. The IBT also represents a number of employees at YRC Freight in Canada under more localized agreements, which have wages, benefit contributions and other terms and conditions that we believe better fit the cost structure and operating models of this entity.

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

Item 6. Exhibits

10.1*
Credit Agreement, dated as of September 11, 2019, by and among the Company, as borrower, the subsidiaries of the borrower party thereto from time to time, the lenders from time to time party thereto, and Cortland Products Corp., as administrative agent and collateral agent for the lenders.

10.2*	Amendment No. 5 to Loan and Security Agreement by and among the Company, certain of the Company’s subsidiaries party thereto, the lenders party thereto and Citizens Business Capital as agent.

31.1*	Certification of Darren D. Hawkins filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Stephanie D. Fisher filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Darren D. Hawkins furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Stephanie D. Fisher furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
__________________________
* Indicates documents filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YRC WORLDWIDE INC.

Date: October 31, 2019	/s/ Darren D. Hawkins
Darren D. Hawkins
Chief Executive Officer

Date: October 31, 2019	/s/ Stephanie D. Fisher
Stephanie D. Fisher
Chief Financial Officer