Form 10-K
period 2019-12-31
YRC Worldwide Inc.
filed 2020-03-11
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)

Yes  ☒    No  ☐

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

As of June 28, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $134.0 million based on the closing price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 6, 2020
Common Stock, $0.01 par value per share	36,081,170 shares

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

PART I

Item 1. Business

General Description of the Business

YRC Worldwide Inc. (also referred to as “YRC Worldwide,” the “Company,” “we,” “us” or “our”) is a holding company that, through its operating subsidiaries, offers its customers a wide range of transportation services. We have one of the largest, most comprehensive less-than-truckload (“LTL”) networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer expertise in LTL shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence. Our reporting segments include the following:

•

YRC Freight is the reporting segment that focuses on longer haul business opportunities with national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods. This reporting segment includes LTL subsidiaries YRC Inc. and YRC Freight Canada Company (both doing business as, and herein referred to as, “YRC Freight”) and HNRY Logistics, Inc. (“HNRY Logistics”), our customer-specific logistics solutions provider, specializing in truckload, residential, and warehouse solutions. In addition to the United States and Canada, YRC Freight also serves parts of Mexico and Puerto Rico.

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

Incorporated in Delaware in 1983 and headquartered in Overland Park, Kansas, we employed approximately 29,000 people as of December 31, 2019. The mailing address of our headquarters is 10990 Roe Avenue, Overland Park, Kansas 66211, and our telephone number is (913) 696-6100. Our website is www.yrcw.com. Through the “SEC Filings” link on our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All of these filings may be viewed or printed from our website free of charge.

Narrative Description of the Business

YRC Freight

YRC Freight offers a full range of services for the transportation of industrial, commercial and retail goods in national, regional and international markets, primarily through the operation of owned or leased equipment in its North American ground distribution network.  Transportation services are provided for various categories of goods, which may include (among others) apparel, appliances, automotive parts, chemicals, food, furniture, glass, machinery, metal, metal products, non-bulk petroleum products, rubber, textiles, wood and other manufactured products or components.  YRC Freight provides both LTL services, which combine shipments from multiple customers on a single trailer and truckload services. Deliveries are predominately LTL shipments with truckload services offered to maximize equipment utilization and reduce empty miles (the distance empty or partially full trailers travel to balance the network). YRC Freight also provides higher-margin specialized services, including guaranteed expedited services, time-specific deliveries, cross-border services, coast-to-coast air delivery, product returns, temperature-sensitive shipment protection and government material shipments.

YRC Freight serves manufacturing, wholesale, retail and government customers throughout North America. YRC Freight’s approximate 18,000 employees are dedicated to operating its extensive network which supports approximately 9.6 million shipments annually.  YRC Freight shipments have an average shipment size of approximately 1,100 pounds and travel an average distance of roughly 1,240 miles. Operations research and engineering teams coordinate the equipment, routing, sequencing and timing necessary to efficiently transport shipments through our distribution network. On December 31, 2019, YRC Freight’s revenue fleet was comprised of approximately 7,700 tractors, including approximately 5,500 owned tractors and 2,200 leased tractors, and approximately 29,800 trailers, including approximately 21,500 owned trailers and 8,300 leased trailers. The YRC Freight network includes 241 strategically located service facilities including 123 owned facilities with approximately 7,600 doors and 118 leased facilities with approximately 6,000 doors, in addition to 5 warehouses managed by our logistics solution provider, HNRY.

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

YRC Freight includes the operations of its wholly owned Canadian subsidiary, YRC Freight Canada, and wholly owned logistics solutions subsidiary, HNRY Logistics. Founded in 1952, YRC Freight Canada offers Canadian shippers a selection of direct connections within Canada and throughout North America. YRC Freight Canada’s operating network and information systems are completely integrated with those of YRC Freight, enabling YRC Freight Canada to provide seamless cross-border services between Canada, Mexico and the United States and markets overseas.  Formed in 2018, HNRY Logistics is a coast-to-coast logistics brokerage company utilizing the YRC Worldwide portfolio of LTL companies to provide a full suite of logistics solutions to our customers.

YRC Freight represented 63% of our consolidated operating revenue in 2019, 2018 and 2017.

Regional Transportation

Regional Transportation is comprised of Holland, New Penn and Reddaway:

•

Holland:  headquartered in Holland, Michigan, provides next-day, regional and expedited services through a network located in 21 states in the Central, Midwestern and Southeastern portions of the United States. Holland also provides service to and from the provinces of Ontario and Quebec, Canada.

•

New Penn: headquartered in Overland Park, Kansas, provides next-day, day-definite, and time-definite services through a network located in the Northeastern United States; Eastern Canada; and Puerto Rico.

•

Reddaway: headquartered in Tualatin, Oregon, provides next-day, regional and expedited services through a network located in 12 western states spanning California, the Pacific Northwest, the Rocky Mountain States and the Southwest. Additionally, Reddaway provides services to and from Alaska, Hawaii and the province of British Columbia, Canada.

Together, the Regional Transportation companies deliver services in the standard, next-day, second-day and time-sensitive markets, which are among the fastest-growing transportation segments. The Regional Transportation service portfolio includes:

•

Regional delivery: including next-day and second-day services; consolidation/distribution services; protect-from-freezing and hazardous materials handling; truckload and a variety of other specialized offerings.

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

The approximate 11,000 employees of our Regional Transportation companies serve and support manufacturing, wholesale, retail and government customers throughout North America and transport approximately 9.2 million shipments annually.  Regional Transportation shipments have an average shipment size of approximately 1,400 pounds and travel an average distance of roughly 360 miles.  As of December 31, 2019, the Regional Transportation revenue fleet includes approximately 6,400 tractors including approximately 4,800 owned and 1,600 leased and approximately 13,900 trailers including approximately 9,800 owned and 4,100 leased.  The Regional Transportation network includes 110 service facilities including 59 owned facilities with approximately 3,700 doors and 51 leased facilities with approximately 3,000 doors.

The Regional Transportation companies accounted for 37% of our consolidated operating revenue in 2019, 2018 and 2017.

Parent Company

YRC Worldwide, headquartered in Overland Park, Kansas, has approximately 525 employees. The parent company provides centrally-managed support to our operating companies that spans a variety of functions, including information technology, finance and accounting, legal, revenue management, risk management, procurement, and security. On January 1, 2020 all sales, marketing, and sales operations personnel were transferred to the parent company due to the reorganization towards an enterprise-wide sales force during 2019.

Each of our shared services organizations charges the operating companies for their services, either based upon usage or on an overhead allocation basis.

Competition

Our companies operate in a highly competitive environment. Our competitors include global, integrated freight transportation services providers, global freight forwarders, national freight services providers (including intermodal providers), regional or interregional carriers, third-party logistics providers, and small, intraregional transportation companies. The entire trucking industry also faces emerging competition from online technology firms that specialize in load-matching services and large customers that may use their significant scale advantages to offer transportation solutions to their suppliers and customers.

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

LTL transportation providers consolidate numerous shipments (generally ranging from 100 to 20,000 pounds) from varying businesses at service centers within close proximity to where those shipments originated. Utilizing expansive networks of pickup and delivery operations around local service centers, shipments are moved between origin and destination using distribution centers when necessary, where consolidation and deconsolidation of shipments occur. Depending on the distance shipped, LTL carriers are often classified into one of four sub-groups:

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

YRC Freight provides services in all four sub-groups in North America. Holland, New Penn and Reddaway directly compete in the regional market and use intracompany and external interline relationships to provide service to the interregional and national transportation marketplace. HNRY Logistics is a non-asset-based provider of transportation solutions and competes with asset-based carriers, third-party logistics (“3PL”) firms, forwarders and global integrated freight transportation service providers. Each brand competes against a number of providers in these markets, from small firms with one or two vehicles to global competitors with thousands of physical assets and non-asset-based logistics solutions. While we have competitors with a similar multi-dimensional approach, there are few in the traditional LTL segment with as comprehensive an offering in those categories as our family of companies provides.

Asset-based LTL carriers utilize 3PL firms. These asset-light service providers are both our customers and competitors. As customers, these firms aggregate truck shipment demand and distribute that demand across the transportation sector. Asset-based LTL carriers are the providers of shipping capacity to 3PL companies and thus our LTL offerings can benefit from the relationships with 3PL firms. As competitors, 3PLs often control shipper relationships and can shift shipment volumes away from specific carriers. Certain 3PLs have completed purchases of asset-based LTL carriers and certain LTL carriers have completed purchases of 3PLs, both which have and will continue to alter the competitive landscape in the future.

Several technology firms have introduced, or are in the process of introducing, load-matching technologies for heavyweight freight. Whereas these firms operate similar to a third-party logistics firm, they allow any carrier, of any size, to bid on specific shipment opportunities. They aggregate independent operators into streamlined solutions, giving shippers an easier means of engaging what has been a highly fragmented segment of trucking. Successfully winning a bid opportunity could be based on a truck’s proximity to the pick-up location, price, or other factors. Just as in the 3PL scenario, we view these as potential opportunities as well as a competitive risk.

Large shippers with significant freight volume scale and advanced technologies offer transportation management services to their suppliers and customers. These companies often operate their own private fleets and can merge asset and non-asset based transportation solutions to create a competitive, market-facing offer.

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

Technological investments to improve network efficiency and optimize asset utilization can provide carriers with cost advantages. Further development of density-based pricing strategies require carriers to continue to make investments in scanning and measuring technologies.  We have already taken significant steps toward implementing these various types of technologies, and other competitors in our industry are also making investments in these technologies at varying speeds.

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

Our operating companies store fuel and lubricating oils for use in our revenue equipment in approximately 212 underground storage tanks (“USTs”) located throughout the United States. Maintenance of such USTs is regulated at the federal and, in some cases, state level. The USTs are required to have leak detection systems and are required to be extracted upon our exiting the property.

During 2019, we spent approximately $8.9 million to comply with U.S. federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, “Environmental Regulations”). In 2020, we expect to spend approximately $9.0 million to comply with the Environmental Regulations. Based upon current information, we believe that our compliance with Environmental Regulations will not have a material adverse effect upon our capital expenditures, results of operations and competitive position because we have either made adequate reserves for such compliance expenditures or the cost for such compliance is expected to be small in comparison with our overall expenses.

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

The former Yellow Transportation (now a part of YRC Freight) has been alleged to be a PRP for two locations: Angeles Chemical Co., Santa Fe Springs, CA and Alburn Incinerator, Inc., Chicago, IL, which is included in the Lake Calumet Cluster Site. The EPA has issued YRC Freight a Request for Information (“RFI”) regarding Omega Chemical Corporation Superfund Site – Operable Unit 2, Santa Fe Springs, CA. With respect to these sites, there is little, if any evidence that YRC Freight contributed to any contamination and these allegations are not believed to present material exposure, but YRC Freight has entered into a tolling agreement with the Omega Chemical PRP Organized Group.

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

The EPA has issued YRC Worldwide an RFI regarding current and former Yellow Transportation and Roadway Express (now YRC Freight) facilities adjacent to or in close proximity of Newtown Creek, NY and its tributaries. None of YRC Worldwide’s operating companies have been named as a PRP in this matter, but YRC Freight has entered into a tolling agreement with the Newtown Creek Group (“NCG”).  The NCG is comprised of five companies and the City of New York who, per Consent Order, have agreed to perform a RI/FS under the supervision of the EPA. The EPA’s website regarding this matter provides status updates of site investigations and study.

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

As of the date of this filing, the impact of the coronavirus outbreak has not had a significant impact on our 2020 financials. The extent to which the coronavirus may impact our future results is uncertain and we will monitor evolving trends and make necessary adjustments as facts and circumstances dictate.

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

Each of our operating subsidiaries has employees who are represented by the International Brotherhood of Teamsters (“IBT”). These employees represent 79% of our workforce at December 31, 2019. Salaries, wages and employee benefits for both union and non-union employees compose over half of our operating costs. Each of our YRC Freight, New Penn and Holland subsidiaries employ most of their unionized employees under the terms of a common master collective bargaining agreement and related supplemental agreements that remain in effect through March 31, 2024, and Reddaway employs most of their unionized employees under a collective bargaining agreement that expires March 31, 2021. The IBT also represents a number of employees at YRC Freight in Canada under more localized agreements, which have wages, benefit contributions and other terms and conditions that we believe better fit the cost structure and operating models of this entity.

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

Our business is subject to a number of general economic factors, including the health of the industrial economy, global trade tensions, global or national health epidemics such as the recent coronavirus outbreak, among others that may adversely affect our business, financial condition and results of operations, many of which are largely out of our control. These factors include recessionary economic cycles and downturns in customers’ business cycles and changes in their business practices, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers. Economic conditions may adversely affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. Because a portion of our costs are fixed, it may be difficult for us to quickly adjust our cost structure proportionally with fluctuations in volume levels. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our reserve for bad debt losses. Further, we depend on our suppliers for equipment, parts and services that are critical to our business. A disruption in the availability of these supplies or a material increase in their cost due to adverse economic conditions or financial constraints of our suppliers could adversely impact our business, results of operations and liquidity.

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

Numerous competitive factors could adversely affect our business, financial condition and results of operations. These factors include the following:

•

We compete with many other transportation service providers of varying sizes and types, many of which have a lower cost structure, more and/or newer equipment and greater capital resources than we do or have other competitive advantages;

•

Some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which limits our ability to maintain or increase prices or maintain or grow our business;

•	Our customers may negotiate rates or contracts that minimize or eliminate our ability to offset fuel prices through fuel surcharges;
•	Many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved transportation service providers, and in some instances, we may not be selected;
•	Many customers periodically accept bids from multiple carriers for their shipping needs, which may depress prices or result in the loss of some business to competitors;
•	The trend towards consolidation in the ground transportation industry may create other large carriers with greater financial resources and other competitive advantages relating to their size;
•	Advances in technology require increased investments to remain competitive and our customers may not be willing to accept higher prices to cover the cost of these investments;
•	Competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and prices; and
•	As a union carrier, we may have a competitive disadvantage compared to non-union carriers with lower costs and greater operating flexibility.

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

YRC Freight, Holland, Reddaway and New Penn also contribute to various separate multi-employer health and welfare plans for employees that are covered by our collective bargaining agreements.

Based on information obtained from public filings and from plan administrators and trustees, we believe our portion of the contingent liability in the case of a full withdrawal from or termination of all of the multi-employer pension plans would be an estimated $8 billion on a pre-tax basis. If we were subject to withdrawal liability with respect to a multi-employer plan, the Employment Retirement Income Security Act of 1974, as amended (“ERISA”), provides that a withdrawing employer can pay the obligation in a lump sum or over time based upon an annual payment that is the highest contribution rate to the relevant plan multiplied by the average of the three highest consecutive years measured in contribution base units, which, in some cases, could be up to 20 years. Even so, our applicable subsidiaries have no current intention of taking any action that would subject us to payment of material withdrawal obligations; however, we cannot provide any assurance that such obligations will not arise in the future which would have a material adverse effect on our business, financial condition, liquidity and results of operations.

Ongoing self-insurance and claims expenses could have a material adverse effect on our business, financial condition and results of operations.

Our future insurance and claims expenses might exceed historical levels. We currently self-insure for a majority of our claims exposure resulting from workers’ compensation, third-party liability claims, and cargo, supplemented by high deductible purchased insurance. If the number or severity of claims for which we are self-insured increases, our business, financial condition and results of operations could be adversely affected, and we may have to post additional letters of credit or cash collateral to state workers’ compensation authorities or insurers to support our insurance policies, which may adversely affect our liquidity. Although we have significantly reduced our letter of credit expense in recent years, there is no assurance this trend will continue. If we lose our ability to self-insure or have to increase retention limits to offset rising insurance premium costs our insurance costs could materially increase, and we may find it difficult to obtain adequate levels of insurance coverage.

Our self-insured retention limits can make our insurance and claims expense higher and/or more volatile. We accrue for the costs of the uninsured portion of pending claims based on the nature and severity of individual claims and historical claims development trends. Estimating the number and severity of claims, as well as related judgment or settlement amounts is inherently difficult. This, along with legal expenses associated with claims, incurred but not reported claims, and other uncertainties can cause unfavorable differences between actual self-insurance costs and our reserve estimates.

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

Our business is capital intensive. For 2019, our capital expenditures focused primarily on revenue equipment replacement, investments in information technology and improvements to land and structures. Our capital expenditures for each of the years ended December 31, 2019 and 2018 were $143.2 million and $145.4 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, to refurbish engines for our revenue fleet, and capitalized costs for our network facilities and technology infrastructure. We will need to continue to update our fleet. If we are unable to generate sufficient cash from operations to fund our capital requirements, we may have to limit our growth, utilize our existing liquidity, or enter into additional financing arrangements, including leasing arrangements, or operate our revenue equipment (including tractors and trailers) for longer periods resulting in increased maintenance costs, any of which could reduce our operating income. If our cash from operations and existing financing arrangements are not sufficient to fund our capital expenditure requirements, we may not be able to obtain additional financing at all or on terms acceptable to us.

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

In December 2010, the FMCSA established the Compliance Safety Accountability (“CSA”) motor carrier oversight program under which drivers and fleets are evaluated based on certain safety-related standards. Carriers’ safety and fitness ratings under CSA include the on-road safety performance of the carriers’ drivers. The FMCSA has also implemented changes to the hours of service (“HOS”) regulations which govern the work hours of commercial drivers. At any given time, there are also other proposals for safety-related standards that are pending legislative or administrative approval or adoption. If additional or more stringent standards are adopted, such may result in a reduction of the pool of qualified drivers available for employment by us. If we experience safety and fitness violations, our safety and fitness scores could be adversely impacted and out fleet could be ranked poorly as compared to our peers. A reduction in our safety and fitness scores or those of our drivers could also reduce our competitiveness in relation to other companies that have higher scores. Additionally, competition for qualified drivers with favorable safety ratings may increase and thus result in increases in driver-related recruiting and compensation costs.

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

Our operations are subject to environmental regulations dealing with, among other things, the handling of hazardous materials, underground fuel storage tanks, and the discharge and retention of storm water. We operate in industrial areas where terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination may have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable environmental laws or regulations, it could significantly increase our cost of doing business. Under specific environmental laws and regulations, we could be held responsible for all of the costs relating to any contamination at our past or present terminals and at third-party waste disposal sites. If we fail to comply with applicable environmental laws and regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

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

We have been and continue to be involved in legal proceedings, claims and other litigation that arise in the ordinary course of business. Litigation may be related to labor and employment, competitive matters, third-party liability claims, safety and contract compliance, environmental liability, our past financial restructurings and other matters. We discuss legal proceedings in the “Commitments, Contingencies, and Uncertainties” footnote to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Some or all of our expenditures to defend, settle or litigate these matters may not be covered by insurance or could impact our cost and ability to obtain insurance in the future. Litigation can be expensive, lengthy and disruptive to normal business operations, including to our management due to the increased time and resources required to respond to and address the litigation. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome of any particular matter or any future legal proceedings could have a material adverse effect on our business, financial condition, liquidity or results of operations. In the future, we could incur judgments or enter into settlements of claims that could harm our financial position, liquidity and results of operations.

In addition, in December 2018, the United States on behalf of the United States Department of Defense filed a complaint (the “DOD Complaint”) against the Company alleging that the Company violated the False Claims Act by overcharging the Department of Defense for freight carrier services by failing to comply with the contractual terms of freight contracts between the Department of Defense and the Company and related government procurement rules. In January 2019, a purported class action lawsuit (the “Securities Class Action”) was filed against the Company and certain of our current and former officers. The Securities Class Action complaint generally alleges that the Company made false and misleading statements relating to its freight billing practices as alleged in the Department of Defense complaint described above. In May 2019, a putative shareholder filed an action derivatively and on behalf of the Company (the "First Derivative Suit") naming certain individuals as defendants and the Company as the nominal defendant. The First Derivative Suit alleges that the Company was harmed as a result of the individual defendants' purported conduct concerning the Company's freight-billing practices as alleged in the DOD Complaint and the Securities Class Action described above. A second shareholder derivative complaint, naming the same defendants and making similar claims as the First Derivative Suit, was filed in October 2019 (together with the First Derivative Suit, the "Shareholder Derivative Suits").

Although the Company believes it has meritorious defenses and intends to vigorously defend these actions, the DOD Complaint,  Securities Class Action and Shareholder Derivative Suits each assert claims that, if resolved against us, could give rise to substantial damages, and an unfavorable outcome or settlement may result in a significant monetary judgment or award against us or a significant monetary payment by us, and could have a material adverse effect on our business, financial conditions and results of operations.

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

Difficulties attracting and retaining qualified drivers could result in increases in driver compensation and purchased transportation costs and could adversely affect our profitability and our ability to maintain our fleet.

We may need to attract new qualified drivers and may face difficulty doing so. Like many in the trucking industry, it is important to our business that we retain the necessary number of qualified drivers to operate efficiently. Regulatory requirements, including the CSA program of the FMCSA, have reduced the number of eligible employee drivers and independent contractors and may continue to do so in the future. Future Company driver shortages may result in less than optimal use of rail and over-the-road purchased transportation, which may result in higher costs to the Company and which use is limited under our collective bargaining agreement with the IBT. The compensation we offer our drivers is subject to market conditions, and we may find it necessary to increase driver compensation in future periods if we must attract new drivers. In addition, we and our industry suffer from a high driver turnover rate. Driver turnover requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment. If we are unable to continue to retain drivers and attract new drivers when needed, we could be required to adjust our compensation packages, increase our use of purchased transportation, let tractors sit idle, or operate with fewer tractors and face difficulty meeting customer demands, any of which would adversely affect our growth and profitability.

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

We conduct a portion of our operations in Canada and, to a lesser extent, Mexico. Our revenue from foreign sources totaled $79.6 million, $104.1 million, and $99.3 million in 2019, 2018 and 2017, respectively, and our long-lived assets located in foreign countries totaled $7.2 million, $6.5 million and $5.3 million at December 31, 2019, 2018, and 2017, respectively. As a participating carrier in the Customs and Trade Partnership Against Terrorism (“C-TPAT”) program, we and our contractors are able to cross into these countries more efficiently, thereby avoiding substantial delays. If we should lose the ability to participate in the C-TPAT program, we could experience significant border delays which could have a negative impact on our ability to remain competitive and operate efficiently in those countries.

In addition, we are subject to certain risks inherent in doing business in foreign countries, including, but not limited to, compliance with the requirements of applicable anti-bribery laws (including the U.S. Foreign Corrupt Practices Act), political instability, controls on the repatriation of cash, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers.

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

The documents governing our indebtedness contain financial covenants, affirmative covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. In particular, our New Term Loan Agreement contains a financial covenant that requires us to maintain minimum trailing-twelve-month (“TTM”) Adjusted EBITDA of $200.0 million, measured quarterly.  Our ABL Facility also contains certain affirmative and negative covenants with which we must comply.  Our TTM Adjusted EBITDA as of December 31, 2019 was $210.6 million.

Adjusted EBITDA (defined in our New Term Loan Agreement as “Consolidated EBITDA”) is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring charges, transaction costs related to issuances of debt, non-recurring consulting fees, non-cash impairment charges, integration costs, severance, non-recurring charges and the gains or losses from permitted dispositions, discontinued operations, and certain non-cash expenses, charges and losses (provided that if any of such non-cash expenses, charges or losses represents an accrual or reserve for potential cash items in any future period, the cash payment in respect thereof in such future period will be subtracted from Adjusted EBITDA in such future period to the extent paid).  As compared to the definition of Adjusted EBITDA in our Prior Term Loan Agreement, certain expenses that qualify as adjustments are capped at 10.0% of the trailing-twelve-month Adjusted EBITDA. Adjustments subject to the 10.0% cap include, but are not limited to, restructuring charges, integration costs, severance, and non-recurring charges. Additionally, all net gains from the disposition of properties are excluded from the definition of Adjusted EBITDA, therefore any gains previously recognized in Adjusted EBITDA, as that term was previously defined in our SEC filings prior to our Quarterly Report on Form 10-Q for the quarter ended September 30 2019 in accordance with its definition in the Prior Term Loan Agreement, will not be included in the calculation of Adjusted EBITDA under the New Term Loan Agreement.

Our ability to meet our minimum Adjusted EBITDA requirement during the next twelve months and thereafter is dependent upon our ability to improve operating performance over 2019 to offset the contractual wage increases under our new five-year national master contract (“New NMFA”) and other inflationary expense increases associated with, among other things, our employees and insurance programs. Our 2019 operating results were negatively impacted by the freight recession our industry experienced in 2019, and that has persisted into early first quarter 2020.  This recession impacted our ability to fully realize operational efficiencies arising from the New NMFA primarily due to the ensuing depressed volume levels and the inherent contractual cost associated with the New NMFA.   We have taken actions that include headcount reductions commensurate with our current volume levels, a hiring freeze on new and replacement positions, temporary elimination of short-term incentive compensation, and a reduction in discretionary spend.  We began taking these actions because we have not been able to fully realize operational efficiencies arising from our new five-year national master contract due to depressed volume levels.  We may extend and supplement these actions if we experience adverse conditions that impact our ability to achieve a minimum Adjusted EBITDA above $200.0 million on a TTM basis. Significant adverse conditions, which may result from changes in global trade policies or increased contraction in the general economy, may impact our ability to achieve a minimum Adjusted EBITDA above $200.0 million on a TTM basis. Means for improving our profitability include accelerated implementation of network optimization, specific initiatives in the areas of pricing and customer engagement, and other operational actions to improve productivity and efficiency, as well as increased volume, all of which may not be within our control. If we are unable to achieve the results required to comply with this covenant in one or more quarters over the next twelve months, we may be required to take specific actions in addition to those described above, including but not limited to, additional reductions in headcount and targeted procurement initiatives to reduce operating costs and, or alternatively, seeking a waiver or an amendment from our lenders. If we are unable to satisfy our financial covenants or obtain a waiver or an amendment from our lenders, or take other remedial measures, we will be in default under our credit facilities, which would enable lenders thereunder to accelerate the repayment of amounts outstanding and exercise remedies with respect to the collateral. If our lenders under our credit facilities demand payment, we will not have sufficient cash to repay such indebtedness. In addition, a default under our credit facilities or the lenders exercising their remedies thereunder could trigger cross-default provisions in our other indebtedness and certain other operating agreements as well as increase our funding obligations under our pension plans. Our ability to amend our credit facilities or otherwise obtain waivers from our lenders depends on matters that are outside of our control and there can be no assurance that we will be successful in that regard. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity.

Our indebtedness and cash interest payment obligations, lease obligations and pension funding obligations, as well as our liquidity position, could adversely affect our financial flexibility and our competitive position.

As of December 31, 2019, we had $902.8 million in aggregate principal amount of outstanding indebtedness.  We also have, and will continue to have, substantial lease obligations. We currently plan to procure the majority of our new revenue equipment using operating leases in 2020 and beyond.  As of December 31, 2019, our expected minimum cash payments for our operating leases for 2020 are $154.1 million, and our total operating lease obligations payable through 2030 are $451.1 million. We expect our required contributions in 2020 under our multi-employer pension funds and single-employer pension plans will be approximately $152.4 million. Our indebtedness, lease obligations and pension funding obligations could continue to have an impact on our business. Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective cash flow from operations. As of December 31, 2019, our availability under our ABL facility was $37.7 million and our Managed Accessibility was $0.2 million. “Managed Accessibility” represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured as of December 31, 2019. If eligible receivables fall below the threshold management uses to measure availability, which is 10% of the borrowing line, the credit agreement governing the ABL Facility permits adjustments from eligible borrowing base cash to restricted cash prior to the compliance measurement date of January 15, 2020.  Cash and cash equivalents and Managed Accessibility totaled $80.4 million at December 31, 2019.

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

In the future, we may issue additional shares of our Common Stock to raise capital or in connection with a restructuring or refinancing of our indebtedness. In addition, shares of our Common Stock are reserved for issuance, exercise of outstanding stock options and vesting of outstanding share units. As of December 31, 2019, we had outstanding options to purchase an aggregate of approximately 33,000 shares of Common Stock, outstanding vested restricted stock and share units and performance based share units representing the right to receive a total of approximately 3.3 million shares of Common Stock upon vesting, and an aggregate of approximately 1.9 million shares of our Common Stock was reserved for future issuance under our 2019 Incentive and Equity Award Plan (the “2019 Plan”). We have registered under the Securities Act all of the shares of Common Stock that we may issue upon the exercise of our outstanding options and the vesting of outstanding share units and on account of future awards made under the 2019 Plan. All of these registered shares generally can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our Common Stock.

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

Our certificate of incorporation currently authorizes the issuance of 7.5 million shares of preferred stock. Our Board of Directors is authorized to approve the issuance of one or more series of preferred stock without further authorization of our shareholders and to fix the number of shares, the designations, the relative rights and the limitations of any series of preferred stock. As a result, our Board, without shareholder approval, could authorize the issuance of preferred stock with voting, conversion and other rights that could proportionately reduce, minimize or otherwise adversely affect the voting power and other rights of holders of our Common Stock or other series of preferred stock or that could have the effect of delaying, deferring or preventing a change in our control.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2019, we operated a total of 351 transportation service facilities located in 50 states, Puerto Rico and Canada. Of this total, we own 182 and we lease 169, generally with lease terms ranging from one month to ten years with right of renewal options. The number of customer freight servicing doors totaled approximately 20,300, of which approximately 11,300 are at owned facilities and approximately 9,000 are at leased facilities. The transportation service centers vary in size ranging from one to three doors at small local facilities to 426 doors at the largest consolidation and distribution facility. In addition, we own and occupy a general office building in Lebanon, Pennsylvania. We also lease and occupy general office buildings in Holland, Michigan, Overland Park, Kansas, Tualatin, Oregon and Winnipeg, Manitoba. Our owned transportation service facilities and office buildings serve as collateral under our credit agreements.

We believe our facilities and equipment are more than adequate to meet current business requirements in 2020.  Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of expectations regarding capital spending in 2020.

Top 10 YRCW Service Facilities by Number of Doors at December 31, 2019

Location	Doors	Owned/Leased	Segment
Chicago Heights, IL	426	Owned	YRC Freight
Winston-Salem, NC	349	Owned	YRC Freight
Bloomington, CA	325	Leased	YRC Freight
Maybrook, NY	304	Owned	YRC Freight
Harrisburg, PA	281	Owned	YRC Freight
Charlotte, NC	274	Leased	YRC Freight
Atlanta, GA	227	Leased	YRC Freight
Cincinnati, OH	216	Owned	YRC Freight
Greenville, SC	214	Owned	YRC Freight
Nashville, TN	213	Owned	YRC Freight

Item 3. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” footnote of our consolidated financial statements included in this Annual Report on Form 10-K as well as in “Environmental Matters” in Part I hereof.

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Name	Age	Position(s) Held

Darren D. Hawkins	50

Chief Executive Officer of the Company (since April 2018); President and Chief Operating Officer of the Company (January 2018-April 2018), President (February 2014-December 2017), Senior Vice President - Sales and Marketing (January 2013-February 2014) of YRC Freight; Director of Operations (December 2011-January 2013) and Director of Sales (January 2009-December 2011) for Con-Way Freight, a subsidiary of Con-Way, Inc.; various positions of increasing responsibility with Yellow Transportation, Inc. (1991-2009).

Jamie G. Pierson	50

Chief Financial Officer of the Company (since December 2019); Chief Financial Officer for Horizon Global Corporation (designer, manufacturer and distributor of towing, trailering, cargo management and related accessory products) (June 2019-December 2019); Chief Financial Officer for PrimeSource Building Products, Inc. (distributor of building products) (2017-2019); Chief Financial Officer for the Company (2011-2016).

Jason Bergman	49

Chief Customer Officer of the Company (since July 2019); Chief Commercial Officer of Dicom Transportation Group (courier and expedited transportation services) (2017-2019); executive Vice President of Global Transport for BDP International (transportation logistics) (2014-2016); Vice President, Strategic Sales, North America for Damco (global logistics) (2013-2014).

Thomas J. O’Connor	59

Chief Operating Officer of the Company (since June 2019); President of YRC Freight (January 2018-October 2019); President of Reddaway (January 2007-December 2017); President of USF Bestway (subsidiary of the Company) (2005-2007); Vice President Western Division and officer (1999-2005), District Manager (1995-1999) and various management positions of increasing responsibility (1982-1995) of Roadway Express, Inc. (subsidiary of the Company).

Jason T. Ringgenberg	54

Chief Information Officer of the Company (since March 2017); Sr. Vice President and Chief Information Officer of YRC Freight (April 2014-March 2017); various positions of increasing responsibility with Accenture, most recently Managing Director of North American Freight (June 1992-April 2014).

Scott D. Ware	59

Chief Network Officer of the Company (since October 2019); President of Holland and Chief Network Officer of the Company (October 2018-October 2019); President (2012-2018), Vice President Operations and Linehaul (2009-2012) and Vice President Linehaul (2007-2009) of Holland; Director of Linehaul of SAIA Inc. (2002-2007); Director of Linehaul of JEVIC (2000-2002); various industry management roles with Preston, Overnite, Con-Way and Spartan Express (1985-2000).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 6, 2020, 317 stockholders of record held YRC Worldwide common stock. The NASDAQ Global Select Market quotes prices for our common stock under the symbol “YRCW.”

Quarterly Financial Information (unaudited)

	2019
(in millions, except per share and share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$1,182.3	$1,272.6	$1,256.8	$1,159.5
(Gains) losses on property disposals, net	1.6	(6.2)	1.0	(10.1)
Operating income (loss)	(31.7)	14.3	23.8	9.8
Net loss	(49.1)	(23.6)	(16.0)	(15.3)
Diluted loss per share(a)	(1.48)	(0.71)	(0.48)	(0.46)

	2018
(in millions, except per share and share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$1,214.5	$1,326.5	$1,303.6	$1,247.4
(Gains) losses on property disposals, net	3.2	2.2	1.9	(28.1)
Operating income (loss)	(4.3)	50.9	41.2	55.1
Net income (loss)	(14.6)	14.4	2.9	17.5
Diluted income (loss) per share(a)	(0.44)	0.43	0.09	0.52

(a)

Diluted income (loss) per share amounts were computed independently for each of the quarters presented. The sum of the quarters may differ from the total annual amount primarily due to change in the number of outstanding shares in the year and the impact of the if-converted method used to calculate earnings per share.

Common Stock Performance

Set forth below is a line graph comparing the quarterly percentage change in the cumulative total stockholder return of the Company’s common stock against the cumulative total return of the S&P Composite-500 Stock Index and the Dow Jones Transportation Average Stock Index for the period of five years commencing December 31, 2014 and ending December 31, 2019.

Item 6. Selected Financial Data

Our selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” included in this Form10-K.

(dollars in millions, except per share data. shares in thousands)	2019	2018	2017
For the Year
Operating revenue	$4,871.2	$5,092.0	$4,891.0
Operating income	16.2	142.9	119.0
Net income (loss)	(104.0)	20.2	(10.8)
Acquisition of property and equipment	(143.2)	(145.4)	(103.3)
Proceeds from disposal of property and equipment	25.9	36.4	8.8
Net cash provided by operating activities	21.5	224.8	60.7
Net cash used in investing activities	(117.3)	(109.0)	(94.5)
Net cash used in financing activities	(22.6)	(33.9)	(96.2)
At Year-End
Total assets	$1,831.6	$1,617.1	$1,585.5
Total debt	862.2	874.9	906.1
Total shareholders’ deficit	(441.2)	(305.5)	(353.5)
Per Share Measurements
Basic per share data:
Net income (loss)	(3.13)	0.61	(0.33)
Average common shares outstanding	33,252	32,983	32,685
Diluted per share data:
Net income (loss)	(3.13)	0.60	(0.33)
Average common shares outstanding	33,252	33,859	32,685
Other Data
Number of employees (a)	29,000	31,000	32,000
Operating ratio:(b)
YRC Freight	98.8%	97.3%	98.0%
Regional Transportation	100.3%	96.3%	96.3%
Consolidated	99.7%	97.2%	97.6%

(a)	Rounded to the nearest thousand.
(b)

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

Overview

This MD&A includes the following sections:

Our Business: a brief description of our business and a discussion of how we assess our operating results

Consolidated Results of Operations: an analysis of our consolidated results of operations for the years ended December 31, 2019, 2018 and 2017

Reporting Segment Results of Operations: an analysis of our results of operations for the years ended December 31, 2019, 2018 and 2017 for our two reporting segments:  YRC Freight and Regional Transportation

Certain Non-GAAP Financial Measures: an analysis of our results using certain non-GAAP financial measures, for the years ended December 31, 2019, 2018 and 2017

Liquidity and Capital Resources: a discussion of our major sources and uses of cash as well as an analysis of our cash flows and aggregate contractual obligations and commercial commitments

Our Business

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

◦

Adjusted EBITDA: a non-GAAP measure that reflects EBITDA, and further adjusts for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring charges, transaction costs related to issuances of debt, non-recurring consulting fees, non-cash impairment charges and the gains or losses from permitted dispositions, discontinued operations, and certain non-cash expenses, charges and losses (provided that if any of such non-cash expenses, charges or losses represents an accrual or reserve for potential cash items in any future period, the cash payment in respect thereof in such future period will be subtracted from Consolidated EBITDA in such future period to the extent paid). All references to “Adjusted EBITDA” throughout this section and the rest of this report refer to “Adjusted EBITDA” calculated under our New Term Loan Agreement (defined therein as “Consolidated EBITDA” unless otherwise specified).  Consolidated EBITDA is also a defined term in our ABL Agreement and the definition there aligns with the prior definition of Consolidated EBITDA under the Prior Term Loan Agreement.  Adjusted EBITDA is used for internal management purposes as a financial measure that reflects our core operating performance, to measure compliance with financial covenants in our credit facilities and to determine certain management and employee bonus compensation.

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
◦

Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or fund principal payments on our outstanding debt, letter of credit fees, restructuring charges, transaction costs related to the issuance of debt, non-cash expenses, charges or losses (subject to the conditions above), or nonrecurring consulting fees, among other items;

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

The new wage improvements allow us to advance our driver hiring and retention efforts to ensure we are adequately staffed with professional CDL drivers and other key personnel at our service centers. The contractual wage increases under the New NMFA that were paid retroactively to April 1, 2019 include one additional week of vacation that was retroactively applied to 2018. Additionally, the Company incurred one-time vacation charges in second quarter operating results of $12.4 million to reflect the full year 2018 and first quarter 2019 vacation benefit increase.

The supplemental agreements cover more localized work rules and other terms and conditions of employment.  The Company was unable to commence actions to implement the operational efficiencies until the New NMFA, and all supplements, were fully ratified on May 14, 2019.

Business Strategy Overview

During 2019, the Company launched a multi-year enterprise transformation strategy to achieve long-term profitability and cash flow. Our strategic roadmap is built upon the proven alliance of our LTL regional and national networks, as well as our recently launched multi-mode freight brokerage solutions, to provide a broad portfolio of freight and business services to our customers.

The Company accomplished four foundational components during 2019:

1.	Ratified a new five-year labor contract
2.	Refinanced a term loan with improved and more flexible terms
3.	Reorganized the field leadership structure to streamline decision making and enhance execution
4.	Completed the reorganization of the enterprise-wide sales force

Labor contract: During the first half of 2019, the Company ratified the New NMFA for the employees of Holland, New Penn and YRC Freight. The New NMFA is a critical element to the comprehensive strategic plan as it provides the Company with important changes to create a foundation for operational excellence and capacity expansion, which should lead to improved profitability.  The operational changes are expected to provide efficiencies in our workforce by introducing new job classifications and allowing us to employ more flexible work rules to optimize the use of our valuable employee resources. These changes allow us to improve labor mix which should result in reduced costs per labor hour. For example, prior to the New NMFA, we were unable to fill part-time positions in many key markets across our footprint due to a non-competitive wage package for part-time employees. With the New NMFA, we have the opportunity to expand our part-time work force which allows us to reposition our commercial driver’s license (“CDL”) drivers to freight delivery and to deploy part-time employees to dock positions, resulting in lower employee compensation expense and improved productivity.  The expansion of purchased transportation that is permitted under the New NMFA (increased to 29% of total linehaul miles for YRC Freight and introduced an 8% limit for Holland) provides us opportunities to plan and source our operations using more cost-effective resources and to expand our capacity consistent with our customer growth and engagement initiatives. The New NMFA also allows us to introduce new equipment, referred to as box trucks, into our LTL freight operations, which, along with new non-CDL driver classifications, permits us to provide a lower cost solution to local cartage or short-term rentals.  Further, on September 27, 2019, the Company ratified a new two-year collective bargaining agreement for the employees of Reddaway, who were previously party to multiple bargaining agreements, and have now been combined into one collective agreement.

Capital Structure Update: The Company announced a refinancing of its term loan obligations on September 11, 2019 and entered into a New Term Loan Agreement, which provides for additional liquidity, less restrictive financial covenants, a lower interest rate and extends the maturity of the facility to June 2024. The New Term Loan eliminates the annual principal amortization of 3.0%, which approximated $18.0 million in principal payments per year, and provides the ability to reinvest the first $40.0 million in cash proceeds earned from the sale of certain owned properties.

Enhanced Organization Structure: Creating simplified engagement for customers and an improved service offering is a critical part of our strategic focus on growth and engagement.  We completed the final phase of our sales restructuring which consolidated our four distinct sales groups into one enterprise-wide sales organization.  This allows customers to buy regional, national and brokerage services from a single point of contact at YRCW while introducing existing customers to all our operating companies.  The launch of our third-party brokerage solution, HNRY Logistics in late 2018, is the perfect complement to our LTL, asset-based companies and allows us to better service our customers with a full suite of logistics solutions. In addition, we implemented a new field operations structure to align with our enterprise transformation strategy to streamline decision making and enhance execution of our network enhancements

Going into 2020, the next phase of our transformation includes:

1.	Operational optimization
2.	Technology migration
3.	Facility evaluation

The primary focus for the next phase of the enterprise transformation strategy is to operationally transform the movement of freight through our network and the technology used in the process.  In the initial phase of our plan to optimize operations, which spanned most of 2019, two of our companies operate independently out of the same service center.  Under the New NMFA that was ratified on May 14, 2019, we have the opportunity to consolidate service centers across our operating companies to optimize utilization of our assets and resources, and companies that operate in the same service territory will be serviced through one primary carrier. We believe service center consolidation presents the greatest opportunity for this initiative.  We launched our first consolidation in late 2019, with the emphasis of facility evaluation occurring in 2020.  By rationalizing the number of physical locations in the network while maintaining geographic coverage, we will continue to provide the same service level to our valued customers. We expect these efforts should allow us to recognize cost savings in our linehaul and pick-up and delivery operations due to improved density, increased asset utilization, and optimization of route planning and labor resources. Over time, this initiative should enhance service and strategically position our network for the growing demand of our customers and their supply chain needs, provide productivity improvements and streamline our cost structure as we seek to optimize resources across the network, in facilities, infrastructure and human capital.

Capital investment remains a top priority for us.  While ongoing investments in equipment and technology remain our primary use of operating cash flows, we understand the importance of balancing liquidity and our ongoing investments with the service and capacity we need to bring to the market. To properly execute on our transformation plan, we are committed to investing in technology in order to enhance the customer experience and improve our operational flexibilities. We intend to consolidate individual operating company systems into a single platform, with the end goal of improving profitability and the customer experience. By streamlining systems, we are providing our customers access to five brands through one network and one enterprise-wide service offering. We remain committed to investment in revenue equipment to improve the age of our fleet as there is an immediate return in improved fuel miles per gallon and reduced vehicle maintenance expense.

Segments

Effective January 1, 2020, the Company will realign its reportable segments as a result of an enhanced organizational structure implemented in the back half of 2019 designed to better align resources and provide greater focus on the Company’s multi-year enterprise transformation strategy. The strategy is designed to improve the long-term profitability and stability of the Company, with key focus on enhancing competitive value proposition. Key elements of the enterprise transformation include operational optimization to bolster asset utilization and to leverage flexibilities gained from the new labor contract; facility evaluation to build density and create cost savings by consolidating service centers while fully protecting all brands and areas of service; and customer growth/engagement initiatives to enhance customer experience and improve our value proposition by supplying all of our service offerings and brands as one.  We realigned sales to consolidate our four distinct sales groups into one enterprise sales organization.  This allows customers to buy regional, national and brokerage services from a single point of contact at YRCW while introducing existing customers to additional operating companies.

We also implemented a new field structure to align with our enterprise transformation strategy to streamline decision making and enhance execution of our network enhancements. With the ratification of the New NMFA on May 14, 2019, the Company may now combine service centers across our operating companies to optimize utilization of our assets and resources, and the companies that operate in the same service territory will be serviced through one primary carrier.

The presentation of financial results as one reportable segment is consistent with the way the Company has transformed its operational leadership team under the Chief Operating Decision Maker (“CODM”) where he formerly had the operating company presidents as direct reports and now has direct reports who are functional leaders whose roles span across the entire enterprise.  Starting in 2020, the CODM will be evaluating our performance and business results, as well as making resource and operating decisions under the single segment view.

Consolidated Results of Operations

Our consolidated results for 2019, 2018 and 2017 include the consolidated results of our reporting segments and unallocated corporate charges. A more detailed discussion of the operating results of our reporting segments is presented in the “Reporting Segment Results of Operations” section below.

The table below provides summary consolidated financial information for the three years ended December 31:

				Percent Change
(in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Operating revenue	$4,871.2	$5,092.0	$4,891.0	(4.3)%	4.1%
Operating income	16.2	142.9	119.0	(88.7)%	20.1%
Nonoperating expenses, net	124.5	111.6	137.1	11.6%	(18.6)%
Net income (loss)	(104.0)	20.2	(10.8)	N/M*	287.0%

(*) not meaningful

2019 Compared to 2018

Our consolidated operating revenue decreased $220.8 million, or 4.3%, for the year ended December 31, 2019 compared to 2018. The decrease in revenue is primarily attributed to a decrease in tonnage and fuel surcharge revenue, while partially offset by an increase in base yield excluding fuel surcharge.

Operating expenses decreased $94.1 million, or 1.9%, for the year ended December 31, 2019 compared to 2018, primarily due to lower purchased transportation expense and lower fuel, operating expenses and supplies, partially offset by increased salaries, wages and employee benefits.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $13.7 million, or 0.5%, primarily due to a $35.5 million increase in benefits costs which was largely driven by a $25.8 increase in union vacation expense due to restoration of benefits from the passage of the New NMFA, a $15.7 million increase in workers’ compensation expense, and a $6.8 million increase in salaries expense. These increases were partially offset by a $32.9 million reduction in short-term incentive compensation and an $11.3 million decrease in wages expense as a result of tonnage decreases that reduced the number of hours needed to process freight which were partially offset by contractual rate increases due to the New NMFA.

Fuel, operating expenses and supplies.  Fuel, operating expenses and supplies decreased $51.2 million, or 5.4%, primarily due to a $48.1 million decrease in fuel expense, which was largely a result of lower fuel prices and fewer miles driven.

Purchased transportation. Purchased transportation decreased $69.0 million, or 10.1%, primarily due to a $68.3 million decrease in rail and over-the-road purchased transportation expense as a result of reduced tonnage, a $9.3 million decrease from reduced usage of local purchased transportation, and a $5.9 million decrease in short-term vehicle rents.  These decreases were partially offset by an $18.5 million increase in third-party costs due to the expansion in third-party logistics solutions.

Other operating expenses. Other operating expenses decreased $7.6 million, or 3.1%, primarily due to a decrease of $4.2 million in cargo claims expense, and a $4.0 million reduction in operating taxes as a result of fewer miles driven.

Gains/losses on property disposals.  Net gains on disposals of property were $13.7 million during 2019 as compared to $20.8 million in 2018.  The gains in 2019 and 2018 were primarily related to the sale of real properties, including a $29.3 million gain from the sale of one excess property at YRC Freight during 2018.

Nonoperating expenses, net.  Nonoperating expenses increased $12.9 million for the year ended December 31, 2019 compared to 2018 primarily due to an $11.2 million expense in 2019 related to the extinguishment of debt with no such charge in 2018, a $5.4 million increase in interest expense due to higher interest rates and outstanding debt balances during 2019, which were partially offset by a $6.3 million decrease in non-union pension costs due mainly to a reduction in non-cash pension settlement expenses.

Impairment charges.  During the first quarter of 2019, the company recorded an $8.2 million impairment charge that reflects the write-down of an intangible asset as a result of rebranding strategies, leading to the discontinued use of a tradename.

Our effective tax rate for the years ended December 31, 2019 and 2018 was 4.0% and 35.5%, respectively. Significant items impacting the 2019 rate include a provision for net state and foreign taxes, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance at December 31, 2019. We recognize valuation allowances on deferred tax assets, if, based on the weight of the evidence, we believe that some or all of our deferred tax assets will not be realized. Changes in valuation allowances are included in our tax provision or in equity if directly related to other comprehensive income (loss) in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. Accordingly, as of December 31, 2019 and 2018, we have a full valuation allowance against our net deferred tax assets, exclusive of a deferred tax (asset) liability related to a foreign jurisdiction.

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

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the U.S. on December 22, 2017. The Tax Act reduced the US federal corporate income tax rate to 21% from 35%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings. The Company adopted the guidance provided by Securities and Exchange Staff Accounting Bulletin No. 118 (“SAB 118”) regarding the public disclosures of certain accounting impacts of the Tax Act.  In 2017 and the first nine months of 2018, the Company recorded provisional amounts for certain enactment date effects by applying the guidance in SAB 118 because we had not yet completed our enactment date accounting for these effects.  All provisional amounts were finalized for the 2018 Form 10-K as required by SAB 118. This includes the federal and state income tax effects of newly enacted one-time transition tax. Such finalization had no net impact on the tax provision for 2018, as it merely adjusted net operating loss carry-forward amounts and was fully offset by a valuation allowance.

Reporting Segment Results of Operations

We evaluate our business using our two reporting segments:

•

YRC Freight is the reporting segment that focuses on longer haul business opportunities with national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods. This reporting segment includes YRC Freight, our LTL subsidiary, YRC Freight Canada, a subsidiary located in Canada that specializes in shipments into, across and out of Canada, and HNRY Logistics, our logistics solutions provider.  In addition to the United States and Canada, YRC Freight also serves parts of Mexico and Puerto Rico.

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

YRC Freight Results

YRC Freight represented 63% of our consolidated operating revenue in 2019, 2018 and 2017. The table below provides summary financial information for YRC Freight for the years ended December 31:

				Percent Change
(in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Operating revenue	$3,088.7	$3,197.3	$3,067.9	(3.4)%	4.2%
Operating income	38.3	85.0	60.7	(54.9)%	40.0%
Operating ratio(a)	98.8%	97.3%	98.0%	(1.5pp)	0.7pp

(a)	pp represents the change in percentage points

2019 Compared to 2018

YRC Freight reported operating revenue of $3,088.7 million in 2019, a decrease of $108.6 million, or 3.4%, compared to 2018.  The decrease in revenue was largely driven by a decrease in tonnage and fuel surcharge revenue, while partially offset by an increase in base LTL yield excluding fuel surcharge. The table below summarizes the key revenue metrics for the YRC Freight reporting segment for the years ended December 31:

	2019	2018	Percent Change(b)
Workdays	251.5	252.0

LTL picked up revenue (in millions)	$2,840.7	$2,945.4	(3.6)%
LTL tonnage (in thousands)	4,739	5,040	(6.0)%
LTL tonnage per workday (in thousands)	18.84	20.00	(5.8)%
LTL shipments (in thousands)	9,434	9,982	(5.5)%
LTL shipments per workday (in thousands)	37.51	39.61	(5.3)%
LTL picked up revenue per hundred weight	$29.97	$29.22	2.6%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$26.43	$25.58	3.3%
LTL picked up revenue per shipment	$301	$295	2.1%
LTL picked up revenue per shipment (excluding fuel surcharge)	$266	$258	2.8%
LTL weight per shipment (in pounds)	1,005	1,010	(0.5)%

Total picked up revenue (in millions)(a)	$3,049.1	$3,153.3	(3.3)%
Total tonnage (in thousands)	6,034	6,136	(1.7)%
Total tonnage per workday (in thousands)	23.99	24.35	(1.5)%
Total shipments (in thousands)	9,579	10,122	(5.4)%
Total shipments per workday (in thousands)	38.09	40.17	(5.2)%
Total picked up revenue per hundred weight	$25.27	$25.70	(1.7)%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$22.35	$22.52	(0.8)%
Total picked up revenue per shipment	$318	$312	2.2%
Total picked up revenue per shipment (excluding fuel surcharge)	$282	$273	3.1%
Total weight per shipment (in pounds)	1,260	1,212	3.9%

(in millions)	2019	2018
(a)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$3,088.7	$3,197.3
Change in revenue deferral and other	(39.6)	(44.0)
Total picked up revenue	$3,049.1	$3,153.3

(a)	Does not equal financial statement revenue due to revenue adjustments for shipments in transit and the impact of other revenue.
(b)	Percent change based on unrounded figures and not rounded figures presented.

Operating income for YRC Freight was $38.3 million for the year ended December 31, 2019, a decrease of $46.7 million from the same period in 2018.  Operating expenses decreased $61.9 million primarily due to decreases in purchased transportation expense and fuel, operating expenses and supplies.  These decreases were partially offset by increased salaries, wages and employee benefits.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $7.2 million, or 0.4%, primarily due to a $21.9 million increase in benefits costs which was largely driven by a $16.8 million increase in union vacation expense due to restoration of benefits from the passage of the New NMFA, and a $2.9 million increase in salaries expense. These increases were partially offset by a $9.0 million decrease in wage expense as a result of a decrease in tonnage that reduced the number of hours needed to process freight, which was partially offset by contractual rate increases as a result of the New NMFA, as well as an $8.2 million reduction in short-term incentive compensation.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies decreased $42.9 million, or 7.2%, primarily due to a $28.7 million decrease in fuel expenses driven by lower fuel prices on a per gallon basis, fewer miles driven and improved miles per gallon.  Also, professional fees decreased by $9.2 million primarily due to decreased management fees of corporate and other enterprise-wide shared services and other corporate service fees and consulting fees.

Purchased Transportation. Purchased transportation decreased $49.7 million, or 9.3%, primarily due to a $49.8 million decrease in rail and over-the-road purchased transportation expense as a result of reduced shipping volumes, an $11.1 million decrease from reduced usage of local purchased transportation, and a $5.5 million decrease in short-term vehicle rents.  These decreases were partially offset by an $18.5 million increase in third-party costs due to the expansion in customer-specific logistics solutions.

Gains/losses on property disposals. Net gains on disposals of property were $9.8 million during 2019 as compared to $20.2 million in 2018.  The gains in 2019 and 2018 were primarily related to the sale of real properties, including a $29.3 million gain from the sale of one excess property during 2018.

Impairment charges.  During the first quarter of 2019, the company recorded an $8.2 million impairment charge that reflects the write-down of an intangible asset as a result of rebranding strategies, leading to the discontinued use of a tradename.

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

	2018	2017	Percent Change(b)
Workdays	252.0	251.5

LTL picked up revenue (in millions)	$2,945.4	$2,854.5	3.2%
LTL tonnage (in thousands)	5,040	5,304	(5.0)%
LTL tonnage per workday (in thousands)	20.00	21.09	(5.2)%
LTL shipments (in thousands)	9,982	10,331	(3.4)%
LTL shipments per workday (in thousands)	39.61	41.08	(3.6)%
LTL picked up revenue per hundred weight	$29.22	$26.91	8.6%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$25.58	$24.02	6.5%
LTL picked up revenue per shipment	$295	$276	6.8%
LTL picked up revenue per shipment (excluding fuel surcharge)	$258	$247	4.7%
LTL weight per shipment (in pounds)	1,010	1,027	(1.6)%

Total picked up revenue (in millions)(a)	$3,153.3	$3,033.0	4.0%
Total tonnage (in thousands)	6,136	6,291	(2.5)%
Total tonnage per workday (in thousands)	24.35	25.01	(2.7)%
Total shipments (in thousands)	10,122	10,465	(3.3)%
Total shipments per workday (in thousands)	40.17	41.61	(3.5)%
Total picked up revenue per hundred weight	$25.70	$24.11	6.6%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$22.52	$21.53	4.6%
Total picked up revenue per shipment	$312	$290	7.5%
Total picked up revenue per shipment (excluding fuel surcharge)	$273	$259	5.5%
Total weight per shipment (in pounds)	1,212	1,202	0.8%

(in millions)	2018	2017
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$3,197.3	$3,067.9
Change in revenue deferral and other	(44.0)	(34.9)
Total picked up revenue	$3,153.3	$3,033.0

(a)	Does not equal financial statement revenue due to revenue adjustments for shipments in transit and the impact of other revenue.
(b)	Percent change based on unrounded figures and not rounded figures presented.

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

Regional Transportation Results

Regional Transportation represented 37% of consolidated operating revenue in 2019, 2018 and 2017. The table below provides summary financial information for Regional Transportation for the years ended December 31:

				Percent Change
(in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Operating revenue	$1,782.7	$1,895.0	$1,823.4	(5.9)%	3.9%
Operating income (loss)	(4.8)	70.7	67.9	(106.8)%	4.1%
Operating ratio(a)	100.3%	96.3%	96.3%	(4.0pp)	0.0pp

(a)	pp represents the change in percentage points

2019 Compared to 2018

Regional Transportation reported operating revenue of $1,782.7 million for 2019, representing a decrease of $112.3 million, or 5.9%, from 2018.  The decrease in revenue is primarily attributed to a decrease in tonnage and fuel surcharge, partially offset by an improvement in base yield, excluding fuel surcharge.  The table below summarizes the key revenue metrics for the Regional Transportation reporting segment for the years ended December 31:

	2019	2018	Percent Change(b)
Workdays	251.5	252.0

LTL picked up revenue (in millions)	$1,652.8	$1,742.8	(5.2)%
LTL tonnage (in thousands)	5,663	6,027	(6.0)%
LTL tonnage per workday (in thousands)	22.52	23.92	(5.8)%
LTL shipments (in thousands)	8,989	9,588	(6.3)%
LTL shipments per workday (in thousands)	35.74	38.05	(6.1)%
LTL picked up revenue per hundred weight	$14.59	$14.46	0.9%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$12.90	$12.71	1.5%
LTL picked up revenue per shipment	$184	$182	1.2%
LTL picked up revenue per shipment (excluding fuel surcharge)	$163	$160	1.8%
LTL weight per shipment (in pounds)	1,260	1,257	0.2%

Total picked up revenue (in millions)(a)	$1,782.5	$1,895.2	(6.0)%
Total tonnage (in thousands)	6,969	7,574	(8.0)%
Total tonnage per workday (in thousands)	27.71	30.05	(7.8)%
Total shipments (in thousands)	9,177	9,808	(6.4)%
Total shipments per workday (in thousands)	36.49	38.92	(6.3)%
Total picked up revenue per hundred weight	$12.79	$12.51	2.2%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$11.31	$11.00	2.8%
Total picked up revenue per shipment	$194	$193	0.5%
Total picked up revenue per shipment (excluding fuel surcharge)	$172	$170	1.1%
Total weight per shipment (in pounds)	1,519	1,544	(1.6)%

(in millions)	2019	2018
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,782.7	$1,895.0
Change in revenue deferral and other	(0.2)	0.2
Total picked up revenue	$1,782.5	$1,895.2

(a)	Does not equal financial statement revenue due to revenue adjustments for shipments in transit.
(b)	Percent change based on unrounded figures and not rounded figures presented.

Operating loss for Regional Transportation was $4.8 million for the year ended December 31, 2019, a decrease of $75.5 million from operating income of $70.7 million for the same period in 2018.  Operating expenses decreased $36.8 million primarily due to a decrease in purchased transportation expense and fuel, operating expenses and supplies.  These decreases were partially offset by an increase in salaries, wages and employee benefits.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $17.9 million, or 1.6%, primarily due to a $15.5 million increase in workers’ compensation expense and a $13.8 million increase in employee benefits costs which was largely driven by an $9.0 million increase in union vacation expense due to restoration of benefits from the passage of the New NMFA. These increases were partially offset by an $8.3 million reduction in short-term incentive compensation and a $2.5 million decrease in wage expense as a result of a decrease in tonnage that reduced the number of hours needed to process freight, which was partially offset by contractual rate increases as a result of the New NMFA.

Fuel, operating expenses and supplies.  Fuel, operating expenses and supplies decreased $22.6 million, or 5.7%, primarily due to a $19.4 million decrease in fuel expense, which was largely driven by fewer miles driven and lower prices.

Other operating expenses. Other operating expenses decreased $7.6 million, or 7.7%, primarily due to a decrease of $6.9 million in our third-party liability claims expense primarily due to the favorable development of prior-year claims.

Gains/losses on property disposals. Net gains on disposals of property were $5.3 million during 2019 as compared to $0.6 million in 2018.  The gains in 2019 and 2018 were primarily related to the sale of real properties.

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

	2018	2017	Percent Change(b)
Workdays	252.0	251.5

LTL picked up revenue (in millions)	$1,742.8	$1,681.0	3.7%
LTL tonnage (in thousands)	6,027	6,299	(4.3)%
LTL tonnage per workday (in thousands)	23.92	25.04	(4.5)%
LTL shipments (in thousands)	9,588	10,153	(5.6)%
LTL shipments per workday (in thousands)	38.05	40.37	(5.7)%
LTL picked up revenue per hundred weight	$14.46	$13.34	8.4%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$12.71	$11.94	6.4%
LTL picked up revenue per shipment	$182	$166	9.8%
LTL picked up revenue/shipment (excluding fuel surcharge)	$160	$148	7.8%
LTL weight per shipment (in pounds)	1,257	1,241	1.3%

Total picked up revenue (in millions)(a)	$1,895.2	$1,824.8	3.9%
Total tonnage (in thousands)	7,574	7,827	(3.2)%
Total tonnage per workday (in thousands)	30.06	31.12	(3.4)%
Total shipments (in thousands)	9,808	10,370	(5.4)%
Total shipments per workday (in thousands)	38.92	41.23	(5.6)%
Total picked up revenue per hundred weight	$12.51	$11.66	7.3%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$11.00	$10.44	5.5%
Total picked up revenue per shipment	$193	$176	9.8%
Total picked up revenue/shipment (excluding fuel surcharge)	$170	$158	7.9%
Total weight per shipment (in pounds)	1,544	1,510	2.3%

(in millions)	2018	2017
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,895.0	$1,823.4
Change in revenue deferral and other	0.2	1.4
Total picked up revenue	$1,895.2	$1,824.8

(a)	Does not equal financial statement revenue due to revenue adjustments for shipments in transit.
(b)	Percent change based on unrounded figures and not rounded figures presented.

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

Consolidated Adjusted EBITDA

The reconciliation of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA (defined in our New Term Loan Agreement as “Consolidated EBITDA”) for the years ended December 31, 2019, 2018 and 2017 is as follows:

(in millions)	2019	2018	2017
Reconciliation of net income (loss) to Adjusted EBITDA(a):
Net income (loss)	$(104.0)	$20.2	$(10.8)
Interest expense, net	109.9	104.5	102.4
Income tax expense (benefit)	(4.3)	11.1	(7.3)
Depreciation and amortization	152.4	147.7	147.7
EBITDA	154.0	283.5	232.0
Adjustments for New Term Loan Agreement:
Gains on property disposals, net	(13.7)	(20.8)	(0.6)
Non-cash reserve changes(b)	16.1	—	—
Impairment charges	8.2	—	—
Letter of credit expense	6.5	6.6	6.8
Transaction costs related to debt	—	—	10.3
Permitted dispositions and other	(0.9)	0.3	1.2
Equity-based compensation expense	6.3	6.3	6.5
Loss on extinguishment of debt	11.2	—	—
Non-union pension settlement charge	1.8	10.9	7.6
Other, net	2.9	0.1	9.5
Expense amounts subject to 10% threshold(c)	18.2	20.9	0.9
Adjusted EBITDA prior to 10% threshold	210.6	307.8	274.2
Adjustments pursuant to TTM calculation(c)	—	—	—
Adjusted EBITDA	$210.6	$307.8	$274.2

(a)

Certain reclassifications and adjustments have been made to prior years to conform to the new calculation and presentation of Adjusted EBITDA furnished in our Current Report on Form 8-K filed on September 11, 2019.

(b)

Non-cash reserve changes reflect the net non-cash reserve charge for union and nonunion vacation (which includes the impact of the New NMFA for the one week of restored vacation), with such non-cash reserve adjustment to be reduced by cash charges in a future period when paid.

(c)

Pursuant to the New Term Loan Agreement, Adjusted EBITDA limits certain adjustments in aggregate to 10% of the trailing-twelve-month ("TTM") consolidated Adjusted EBITDA, prior to the inclusion of amounts subject to the 10% threshold, for each period ending. Such adjustments include, but are not limited to, restructuring charges, integration costs, severance, and non-recurring charges. The limitation calculation is updated quarterly based on TTM Adjusted EBITDA, and any necessary adjustment resulting from this limitation, if applicable, will be presented here.

Segment Adjusted EBITDA

The following represents Adjusted EBITDA by segment for the years ended December 31, 2019, 2018 and 2017:

(in millions)	2019	2018	2017
Adjusted EBITDA by segment:
YRC Freight	$148.1	$168.4	$137.8
Regional Transportation	63.9	138.7	136.4
Corporate and other	(1.4)	0.7	—
Adjusted EBITDA	$210.6	$307.8	$274.2

The reconciliation of operating income (loss), by segment, to Adjusted EBITDA for the years ended December 31, 2019, 2018 and 2017 is as follows:

YRC Freight segment (in millions)	2019	2018	2017
Reconciliation of operating income to Adjusted EBITDA(a):
Operating income	$38.3	$85.0	$60.7
Depreciation and amortization	86.5	82.2	84.8
Gains on property disposals, net	(9.8)	(20.3)	(2.2)
Non-cash reserve changes(b)	11.5	—	—
Impairment charges	8.2	—	—
Letter of credit expense	4.0	4.2	4.3
Non-union pension and postretirement benefits	(0.5)	1.9	(11.7)
Other, net	0.2	0.3	1.0
Expense amounts subject to 10% threshold(c)	9.7	15.1	0.9
Adjusted EBITDA prior to 10% threshold	148.1	168.4	137.8
Adjustments pursuant to TTM calculation(c)	—	—	—
Adjusted EBITDA	$148.1	$168.4	$137.8

Regional Transportation segment (in millions)	2019	2018	2017
Reconciliation of operating income (loss) to Adjusted EBITDA(a):
Operating income (loss)	$(4.8)	$70.7	$67.9
Depreciation and amortization	64.6	65.0	62.9
(Gains) losses on property disposals, net	(5.3)	(0.6)	1.6
Non-cash reserve changes(b)	4.4	—	—
Letter of credit expense	2.2	2.2	2.2
Other, net	0.1	0.1	—
Expense amounts subject to 10% threshold(c)	2.7	1.3	1.8
Adjusted EBITDA prior to 10% threshold	63.9	138.7	136.4
Adjustments pursuant to TTM calculation(c)	—	—	—
Adjusted EBITDA	$63.9	$138.7	$136.4

Corporate (in millions)	2019	2018	2017
Reconciliation of operating loss to Adjusted EBITDA(a):
Operating loss	$(17.3)	$(12.8)	$(9.6)
Depreciation and amortization	1.3	0.5	—
Losses on property disposals, net	1.4	0.1	—
Non-cash reserve changes(b)	0.2	—	—
Letter of credit expense	0.3	0.2	0.3
Transaction costs related to issuances of debt	—	—	2.2
Permitted dispositions and other	(0.9)	0.3	1.2
Non-union pension and postretirement benefits	(0.9)	(0.4)	(1.3)
Equity-based compensation expense	6.3	6.3	6.5
Other, net	2.4	2.0	0.7
Expense amounts subject to 10% threshold(c)	5.8	4.5	—
Adjusted EBITDA prior to 10% threshold	(1.4)	0.7	—
Adjustments pursuant to TTM calculation(c)	—	—	—
Adjusted EBITDA	$(1.4)	$0.7	$—

(a)

Certain reclassifications and adjustments have been made to prior years to conform to the new calculation and presentation of Adjusted EBITDA furnished in our Current Report on Form 8-K filed on September 11, 2019.

(b)

Non-cash reserve changes reflect the net non-cash reserve charge for union and non-union vacation (which includes the impact of the New NMFA for the one week of restored vacation), with such non-cash reserve adjustment to be reduced by cash charges in a future period when paid.

(c)

Pursuant to the New Term Loan Agreement, Adjusted EBITDA limits certain adjustments in aggregate to 10% of the trailing-twelve-month ("TTM") consolidated Adjusted EBITDA, prior to the inclusion of amounts subject to the 10% threshold, for each period ending. Such adjustments include, but are not limited to, restructuring charges, integration costs, severance, and non-recurring charges. The limitation calculation is updated quarterly based on TTM Adjusted EBITDA, and any necessary adjustment resulting from this limitation, if applicable, will be presented here.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective net cash flow from operations. As of December 31, 2019, our maximum availability under our ABL Facility was $37.7 million, and our managed accessibility is $0.2 million. Maximum availability is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $337.8 million of outstanding letters of credit. Our Managed Accessibility of $0.2 million represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured as of December 31, 2019. If eligible receivables fall below the threshold management uses to measure availability, which is 10% of the borrowing line, the credit agreement governing the ABL Facility permits adjustments from eligible borrowing base cash to restricted cash prior to the compliance measurement date of January 15, 2020.  As of January 15, 2020, we had less than 10% of the borrowing line in eligible receivables and moved $29.0 million of cash into restricted cash, as permitted under the ABL Facility, which effectively put our cash and cash equivalents and Managed Accessibility to $80.4 million as of December 31, 2019.

As of December 31, 2018, our availability under our ABL Facility was $39.2 million. Of the $39.2 million in availability, Managed Accessibility was $1.2 million. Our cash and cash equivalents and Managed Accessibility was $203.8 million as of December 31, 2018.

The table below summarizes cash and cash equivalents and Managed Accessibility for the years ended December 31:

(in millions)	2019	2018
Cash and cash equivalents	$109.2	$227.6
Less: amounts placed into restricted cash subsequent to year-end	(29.0)	(25.0)
Managed Accessibility	0.2	1.2
Total cash and cash equivalents and Managed Accessibility	$80.4	$203.8

Outside of funding normal operations, our principal uses of cash include making contributions to our various multi-employer pension funds and single-employer pension plans, and meeting our other cash obligations, including, but not limited to, paying principal and interest on our funded debt, payments on equipment leases and investments in capital expenditures.

As of December 31, 2019, our Standard & Poor’s Corporate Family Rating was “B-” with a stable outlook and Moody’s Investor Service Corporate Family Rating was “B2” with a positive outlook.

Credit Facility Covenants

The New Term Loan Agreement includes a financial covenant requirement for the Company to maintain a minimum of $200.0 million trailing-twelve-month Adjusted EBITDA, measured quarterly. Consolidated Adjusted EBITDA, defined in our New Term Loan Agreement as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring charges, transaction costs related to issuances of debt, non-recurring consulting fees, non-cash impairment charges, integration costs, severance, non-recurring charges and the gains or losses from permitted dispositions, discontinued operations, and certain non-cash expenses, charges and losses (provided that if any of such non-cash expenses, charges or losses represents an accrual or reserve for potential cash items in any future period, the cash payment in respect thereof in such future period will be subtracted from Consolidated EBITDA in such future period to the extent paid). The definition was further modified under the New Term Loan Agreement such that certain expenses that qualify as adjustments are capped at 10.0% of the trailing-twelve-month Adjusted EBITDA. Adjustments subject to the 10.0% cap include, but are not limited to, restructuring charges, integration costs, severance, and non-recurring charges. Additionally, all net gains from the disposition of properties are excluded from the definition of Adjusted EBITDA, therefore any gains previously recognized in Adjusted EBITDA, as that term was previously defined in our SEC filings prior to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, in accordance with its definition in the Prior Term Loan Agreement, will not be included in the calculation of Adjusted EBITDA under the New Term Loan Agreement. Further, for all years presented in this Annual Form 10-K, the presentation of adjusted EBITDA has been updated to reflect this new definition. Our trailing twelve month Adjusted EBITDA as of December 31, 2019 was $210.6 million.

The ABL Facility also contains certain affirmative and negative covenants with which we must comply.

Risks and Uncertainties Regarding Compliance with Credit Facility Financial Covenants

Under the New Term Loan, we are required to maintain at least $200.0 million in Adjusted EBITDA on a TTM basis measured each quarter until maturity (June 2024).  For the TTM period ended December 31, 2019, we achieved Adjusted EBITDA of $210.6 million.  We believe that our results of operations will allow us to comply with the minimum Adjusted EBITDA covenant for at least the next twelve months. Our ability to comply is subject to a more stable and robust freight environment and continued actions and cost savings initiatives we began in the fourth quarter of 2019 and continue today. These actions and initiatives include headcount reductions commensurate with our current volume levels, a hiring freeze on new and replacement positions, temporary elimination of short-term incentive compensation, and a reduction in discretionary spend.

We began taking these actions because of the freight recession our industry experienced in 2019, and that has persisted into early first quarter 2020, that negatively impacted our ability to fully realize operational efficiencies arising from our New NMFA with the International Brotherhood of Teamsters primarily due to the ensuing depressed volume levels and the inherent contractual cost increase associated with the New NMFA. Our ability to satisfy our liquidity needs and meet our minimum Adjusted EBITDA requirement during the next twelve months and thereafter is dependent upon our ability to improve operating performance over 2019 to offset the contractual wage and benefit increases under the New NMFA and other inflationary expense increases associated with among other things our employees and insurance programs.

We may extend and or supplement the actions we began taking in 2019 if we continue to experience adverse conditions such as lower volumes, pricing, yield or lower productivities among others, that might impact our forecasted performance. If we are unable to achieve the results required to comply with this covenant in one or more quarters over the next twelve months, we may be required to take specific actions in addition to those described above, including but not limited to, additional reductions in headcount and targeted procurement initiatives to reduce operating costs and, or alternatively, seek a waiver or an amendment from our lenders. Obtaining a waiver or an amendment is not within our control, and if unsuccessful, the lenders may exercise the rights available to them under the New Term Loan.

Cash Flow

Operating Cash Flow

Cash flow from operations decreased by $203.3 million to $21.5 million for the year ended December 31, 2019 compared to $224.8 million for the year ended December 31, 2018. The decrease in cash flow is primarily related to a $124.2 million decrease in net income, and the remaining difference is primarily related to timing differences in working capital accounts.

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

Investing Cash Flow

Cash used in investing activities was $117.3 million in 2019 compared to $109.0 million in 2018, primarily due to a net decrease in proceeds from the disposal of property and equipment of $10.5 million.

Cash used in investing activities was $109.0 million in 2018 compared to $94.5 million in 2017, primarily due to an increase in acquisition costs for revenue equipment.  Partially offsetting this increase, net proceeds from the disposal of property and equipment increased $27.6 million mainly due to the sale of real properties.

See a detailed discussion of 2019 and 2018 capital expenditures below in “Capital Expenditures” for further information.

Financing Cash Flow

Net cash used in financing activities for 2019 was $22.6 million, which consists primarily of $579.0 million in repayments of our long-term debt, offset by the issuance of $570.0 million of long-term debt for the New Term Loan, in addition to $12.7 million in deferred debt issuance costs incurred.

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

The table below summarizes our actual net capital expenditures (proceeds) by type of investment for the years ended December 31:

(in millions)	2019	2018	2017
Acquisition of property and equipment
Revenue equipment	$88.6	$79.8	$35.3
Land and structures	13.2	13.9	16.9
Technology	36.0	38.3	45.6
Other	5.4	13.4	5.5
Total capital expenditures	143.2	145.4	103.3
Proceeds from disposal of property and equipment
Revenue equipment	(1.9)	(2.4)	(2.0)
Land and structures	(22.9)	(32.1)	(6.6)
Technology	(0.4)	(1.8)	(0.2)
Other	(0.7)	(0.1)	—
Total proceeds	(25.9)	(36.4)	(8.8)
Total net capital expenditures	$117.3	$109.0	$94.5

Our capital expenditures for revenue equipment were used primarily to fund the purchase of tractors, trailers and containers and to refurbish engines for our revenue fleet.

We also acquire our equipment through operating leases which will vary based on anticipated liquidity and lease financing options.

For the year ended December 31, 2019, we entered into new operating lease commitments for revenue equipment totaling $111.0 million, with such payments to be made over an average lease term of 4 years with a capital equivalent value of $131.8 million. As of December 31, 2019, our operating lease obligations through 2030 totaled 451.1 million and are expected to increase as we lease additional revenue equipment in future years.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual obligations and commercial commitments as of December 31, 2019.

Non-Union Pension Obligations

We provide defined benefit pension plans for certain employees not covered by collective bargaining agreements. The qualified plans, which include the Yellow Corporation Pension Plan, the Roadway LLC Pension Plan and the YRC Retirement Pension Plan (collectively held in the YRC Worldwide Inc. Master Pension Plans Trust or “Trust”) cover approximately 9,000 employees including those currently receiving benefits and those who have left the company with deferred benefits. On January 1, 2004, the existing qualified benefit plans were closed to new participants. On July 1, 2008, the benefit accrual for participants was frozen.

In 2015, we adopted the legislative changes provided by the Bipartisan Budget Act of 2015 (“BBA 2015”) which was signed into law on November 2, 2015. This legislation extends the use of longer-term, stabilized interest rate assumptions for measuring pension obligations under the minimum funding requirements. We expect to make the plan contributions as required by BBA 2015 and other regulations.

During 2017, the Company amended the domestic qualified pension plans to provide for an automatic commencement of benefit at age 65, regardless of employment status. Also during 2017, the Yellow Transportation Plan was amended to permit the payment of lump sum benefit payments for those participants who reached age 65. Additionally, the Yellow Transportation Plan was amended to permit the payment of lump sum benefit payments effective January 1, 2018. These amendments are consistent with the Company’s continued long-term strategy of de-risking the qualified pension plans.

During 2019, our net pension expense was $2.6 million. This amount included a $1.8 million expense recognition of settlements from lump sum payouts during the year. The non-cash settlement charge is reflected in nonoperating expenses as a result of the requirement to expense the unrecognized actuarial losses associated with the lump sum settlements. Our cash contributions were $9.7 million. Using our current plan assumptions, which include an assumed 7.0% return on assets and a discount rate of 3.56%, we expect to record income of $6.6 million for the year ended December 31, 2020.

We expect cash contributions for our non-union sponsored pension plans for the next five years to be as follows:

(in millions)	Expected Cash Contributions
2020	$31.5
2021	23.9
2022	26.0
2023	27.1
2024	23.5

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

If future actual asset returns fall short of the 7.0% assumption by 1.0% per year, total cash contributions would be $6.3 million higher over the next five years. If future actual asset returns exceed the 7.0% assumption by 1.0% per year, total cash contributions would be $6.4 million lower over the next five years.

If future interest rates decrease 100 basis points from January 1, 2020 levels, total cash contributions would be $34.9 million lower over the next five years. This reflects our liability hedging strategy and the impact of BBA 2015 legislation. The liability hedging strategy results in additional asset returns from decreases in interest rates. However, BBA 2015 limits the increase in liabilities from lower interest rates such that the net effect is lower contributions. If interest rates increase 100 basis points from January 1, 2020 levels, total cash contributions would be $40.3 million higher over the next five years.

Contractual Cash Obligations

The following table reflects cash outflows that we are contractually obligated to make as of December 31, 2019:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
ABL Facility(a)	$11.9	$6.8	$5.1	$—	$—
Term Loan(b)	858.7	57.6	114.8	686.3	—
Lease financing obligations(c)	365.5	41.8	80.3	78.1	165.3
Pension deferral obligations(d)	87.9	7.0	80.9	—	—
Workers’ compensation and third-party liability claims obligations(e)	359.4	111.8	112.7	46.8	88.1
Operating leases(f)	451.1	154.4	206.7	57.4	32.6
Other contractual obligations(g)	42.5	24.5	16.4	1.6	—
Capital expenditure obligations(h)	3.0	3.0	—	—	—
Total contractual obligations	$2,180.0	$406.9	$616.9	$870.2	$286.0
(a)	The ABL Facility includes future payments for the letter of credit fees and unused line fees and are not included on the Company’s consolidated balance sheets.
(b)	The Term Loan includes principal and interest payments, but excludes the unamortized discounts.
(c)	The lease financing obligations consist primarily of interest payments.
(d)	Pension deferral obligations includes principal and interest payments on the Second A&R CDA.
(e)	The workers’ compensation and third-party liability claims obligations represent our estimate of future payments for these obligations, not all of which are contractually required.
(f)	Operating leases represent future payments, which include interest, under contractual lease arrangements primarily for revenue equipment.
(g)	Other contractual obligations includes future service agreements and certain maintenance agreements and are not included on the Company’s consolidated balance sheets.
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

	Amount of Commitment Expiration Per Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
ABL Facility availability(a)	$37.7	$—	$37.7	$—	$—
Letters of credit(b)	337.8	—	337.8	—	—
Surety bonds(c)	131.3	131.1	0.2	—	—
Total commercial commitments	$506.8	$131.1	$375.7	$—	$—

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

We record an allowance for doubtful accounts primarily based on historical uncollectible amounts. We also take into account known factors surrounding specific customers and overall collection trends.  For the reserve for uncollectible accounts, we primarily use historical write-off experience but may also consider customer-specific factors, overall collection trends and economic conditions as part of our ongoing monitoring of credit.  Our process involves performing ongoing credit evaluations of customers, including the market in which they operate and the overall economic conditions. We continually review historical trends and customer specific factors and make adjustments to the allowance for doubtful accounts as appropriate. Our allowance for doubtful accounts totaled $11.4 million and $11.1 million as of December 31, 2019 and 2018, respectively.

Given the nature of our transportation services, future adjustments may arise which creates variability when establishing the transaction price used to recognize revenue. We have a high volume of performance obligations with similar characteristics, therefore we primarily use historical trends to arrive at estimated reserves.  For rerate reserves, which are common for LTL carriers, we assign pricing to bills of lading at the time of shipment based primarily on the weight, general classification of the product, the shipping destination and individual customer discounts. This process is referred to as rating. At various points throughout our process, incorrect ratings could be identified based on many factors, including weight and commodity verifications. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during subsequent periods.  At December 31, 2019 and 2018, our financial statements included a rerate reserve as a reduction to “Accounts Receivable” of $7.9 million and $12.5 million, respectively.

For shipments in transit, we record revenue based on the percentage of service completed as of the period end and recognize delivery costs as incurred. The percentage of service completed for each shipment is based on how far along in the shipment cycle each shipment is in relation to standard transit days.  Standard transit days are defined as our published service days between origin zip code and destination zip code.  The total revenue earned is accumulated for all shipments in transit at a particular period end and recorded as operating revenue.  At December 31, 2019 and 2018, our financial statements included deferred revenue as a reduction to “Accounts Receivable” of $25.2 million and $25.7 million, respectively.

Self-Insurance for Claims

We are self-insured up to certain limits for workers’ compensation, third-party liability claims, and cargo loss and damage. We measure the liabilities associated with workers’ compensation and third-party liability claims primarily through actuarial methods performed by an independent third-party. Actuarial methods include estimates for the undiscounted liability for claims reported, for claims incurred but not reported and for certain future administrative costs. These estimates are based on historical loss experience and judgments about the present and expected levels of costs per claim and the time required to settle claims. The effect of future inflation for costs is considered in the actuarial analysis. Actual claims may vary from these estimates due to a number of factors, including but not limited to, accident frequency and severity, claims management, changes in healthcare costs, legal and judicial developments, and overall economic conditions. We discount the actuarial calculations of claims liabilities for each calendar year to present value based on the average U.S. Treasury rate, during the calendar year of occurrence, for maturities that match the initial expected payout of the liabilities. As of December 31, 2019 and 2018, we had $349.3 million and $350.3 million accrued for outstanding claims, respectively.

Single Employer Pension Plans

Effective July 1, 2008, we froze our qualified and nonqualified defined benefit pension plans for all participating employees not covered by collective bargaining agreements. Given the frozen status of the plans, the key estimates in determining pension cost are return on plan assets and discount rate, each of which are discussed below.

Return on Plan Assets

The assumption for expected return on plan assets represents a long-term assumption of our portfolio performance that can impact our pension expense. With $900.0 million of plan assets for the YRC Worldwide funded pension plans, a 100-basis-point decrease in the assumption for expected rate of return on assets would increase annual pension expense by approximately

$8.6 million and would have no effect on the underfunded pension liability reflected on the balance sheet at December 31, 2019.

We believe our 2019 expected rate of return of 7.0% is appropriate based on our investment portfolio as well as a review of other objective indices. Although plan investments are subject to short-term market volatility, we believe they are well diversified and closely managed. Our asset allocation as of December 31, 2019 and 2018, and targeted long-term asset allocation for the plans are as follows:

	2019	2018	Target
Equities	33.0%	39.0%	38.0%
Debt Securities	30.0%	24.0%	30.0%
Absolute Return	37.0%	37.0%	32.0%

Based on various market factors, we selected an expected rate of return on assets of 7.0% effective for the 2019 and 2018 valuations. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately.

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

Changes in the discount rate can significantly impact our net pension liability. However, our liability hedging strategy mitigates this impact with changes in asset returns. A 100-basis-point decrease in our discount rate would increase our underfunded pension liability by approximately $27.5 million. That same change would decrease our annual pension expense by approximately $5.4 million, driven by the return on assets. The discount rate can fluctuate considerably over periods depending on overall economic conditions that impact long-term corporate bond yields. At December 31, 2019 and 2018, we used a discount rate to determine benefit obligations of 3.56% and 4.44%, respectively.

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

As of December 31, 2019, the pension plans have net losses of $406.1 million and a projected benefit obligation of $1,128.8 million. The average remaining life expectancy of plan participants is approximately 20 years. For 2020, we expect to amortize approximately $15.0 million of the net loss. The comparable amortization amounts for 2019 and 2018 were $12.8 million and $14.6 million, respectively.

At December 31, 2019, our plan assets included $536.2 million of investments that are measured at net asset value (“NAV”) per share (or its equivalent) using the practical expedient in accordance with the fair value measurement and $44.8 million of Level 3 investments. Level 3 market values are based on inputs that are supported by little or no market activity and are significant to the fair value of the investment. These investments are subject to estimation to determine fair value which is used to determine components of our annual pension expense and the net liability.

Multi-Employer Pension Plans

YRC Freight, Holland, Reddaway and New Penn, contribute to 33 separate multi-employer pension plans for employees covered by our collective bargaining agreements (approximately 79% of total employees of YRC Worldwide and its subsidiaries). The pension plans provide defined benefits to retired participants.

We do not directly manage the multi-employer pension plans to which we contribute. Trustees, half of whom the respective union appoints and half of whom various contributing employers appoint, manage the trusts covering these plans.

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

If we fail to make our required contributions to a multi-employer pension plan under a funding improvement or rehabilitation plan, it would expose us to penalties including potential withdrawal liability. If the benchmarks that an applicable funding improvement or rehabilitation plan provides for a multi-employer pension plan are not met by the end of a prescribed period, the IRS could impose an excise tax on us and the plan’s other contributing employers. These excise taxes are not contributed to the deficient funds, but rather are deposited in the United States general treasury funds.

Depending on the amount involved, a requirement to increase contributions beyond our contractually agreed rate or the imposition of an excise tax on us could have a material adverse impact on our business, financial condition, liquidity, and results of operations.

Funded Status of the Multi-Employer Pension Plans and Contingent Withdrawal Liabilities

We received an Annual Funding Notice and, for certain plans, a Notice of Critical Status that provide an indication of the plan’s financial health. The plan administrators and trustees of multi-employer pension plans do not, however, routinely provide us with detailed, current information regarding their financials. Much of our information regarding the plan financials historically has been (i) obtained from public filings using publicly available plan asset values, which are often dated, and (ii) based on the limited information available from plan administrators or trustees, which has not been independently validated.

We are aware that many of the multi-employer pension plans to which we contribute, including, but not limited to, the Central States, Southeast and Southwest Areas Pension Fund, Road Carriers Local 707 Pension Fund, New York State Teamsters Conference Pension and Retirement Fund, and Teamsters Local 641 Pension Fund are in critical or critical and declining status.

Based on information obtained from public filings and from plan administrators and trustees, we believe our portion of the contingent liability in the case of a full withdrawal or termination from all of the multi-employer pension plans to which we contribute would be an estimated $8 billion on a pre-tax basis. We have no current intention of taking any action that would subject us to payment of material withdrawal liability.

Accounting for Income Taxes

We use the asset and liability method to reflect income taxes on our financial statements. We recognize deferred tax assets and liabilities by applying enacted tax rates to the differences between the carrying value of existing assets and liabilities and their respective tax basis and to loss carryforwards. Tax credit carryforwards are recorded as deferred tax assets. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the change occurs. We assess the validity of deferred tax assets and loss and tax credit carryforwards and provide valuation allowances when we determine, based on the weight of evidence, it is more likely than not that such assets, losses, or credits will not be realized. Changes in valuation allowances are included in our tax provision, or in equity if directly related to other comprehensive income (loss), unless affected by a specific intraperiod allocation which happened in 2017 as described below. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings, loss carry-back and carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. We have not recognized deferred taxes relative to foreign subsidiaries’ earnings that are deemed to be permanently reinvested. Any related taxes associated with such earnings are not material.

YRC Worldwide applies the intraperiod tax allocation rules of ASC 740, Income Taxes (“ASC 740”) to allocate income taxes among continuing operations, other comprehensive income (loss), and additional paid-in capital when our situation meets the criteria as prescribed in the rule.

While the tax effect of net income (loss) before income taxes generally should be computed without regard to the tax effects of net income (loss) before income taxes from the other categories referenced in the preceding paragraph, an exception applies when there is a loss before income taxes and income from those other categories. In that situation, the appropriate tax provision is allocated to the other categories of earnings and a related tax benefit is recorded in net income (loss). This exception to the general rule applies even when a valuation allowance is in place at the beginning and end of the year. While intraperiod tax allocation does not change the overall tax provision, it may result in a gross-up of the individual components, thereby changing the amount of tax provision included in each category. In 2017, the Company met the criteria necessary to apply the exception within the intraperiod tax allocation rules, since it incurred a net loss before income taxes and income was recognized in other comprehensive income (loss). As a result, the Company recorded a tax benefit of $13.3 million in continuing operations (as reported on the statements of consolidated operations) and an offsetting tax expense of $13.3 million in total other comprehensive income (loss) for the year ended December 31, 2017. The total income tax benefit did not change, and the total provision continued to be impacted by the full valuation allowance on our U.S. deferred tax assets.  There was no domestic deferred benefit recognized in 2019 or 2018, as the exception did not apply. This allocation has no effect on total tax provision or total valuation allowance.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to a variety of market risks, including the effects of interest rates, foreign exchange rates and fuel prices.

Interest Rates

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we utilize both fixed rate and variable rate financial instruments with varying maturities. At December 31, 2019, we had approximately 28% of our outstanding debt at fixed rates. As amended, at the Company’s election, a significant portion of the remaining variable rate debt may operate at a 1, 3 or 6-month LIBOR, with a floor of 1.0% plus a fixed margin of 7.5%. Based on a 3-month LIBOR, if interest rates for our variable rate long-term debt had increased 100 basis points during the year, our interest expense would have increased and income before taxes would have decreased by $6.6 million and $6.5 million for the years ended December 31, 2019 and 2018, respectively.

The table below provides information regarding the weighted average effective interest rates on our fixed-rate debt as of December 31, 2019.

(in millions)	2020	2021	2022	2023	2024	Thereafter	Total
Fixed-rate debt	$2.7	$2.6	$16.8	$3.9	$1.9	$217.8	$245.7
Interest rate	16.2%	16.7%	16.8%	17.3%	17.7%	18.0%

Foreign Exchange Rates

Revenue, operating expenses, assets and liabilities of our Canadian subsidiary are denominated in local currency, thereby creating exposure to fluctuations in exchange rates. The risks related to foreign currency exchange rates are not significant to our consolidated financial position or results of operations.

Fuel Prices

YRC Freight and Regional Transportation currently have fuel surcharge programs in place. These programs are well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is generally based on average, national diesel fuel prices and is reset weekly, our exposure to fuel price volatility is reduced. In general, under our present fuel surcharge programs, we believe that while rising fuel prices are beneficial to us and falling fuel prices are detrimental to us in the short term, the effects are mitigated over time. We cannot predict the extent to which volatile fluctuations in fuel prices will continue in the future or the extent to which fuel surcharges could be collected to offset fuel-price increases.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(Amounts in millions except share and per share data)	December 31, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$109.2	$227.6
Restricted amounts held in escrow	—	—
Accounts receivable, less allowances of $11.4 and $11.1, respectively	464.4	470.3
Prepaid expenses and other	44.6	58.7
Total current assets	618.2	756.6
Property and Equipment:
Cost	2,761.6	2,765.9
Less – accumulated depreciation	(1,991.3)	(1,969.8)
Net property and equipment	770.3	796.1
Deferred income taxes, net	0.6	—
Operating lease right-of-use assets	386.0	—
Other assets	56.5	64.4
Total Assets	$1,831.6	$1,617.1
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$163.7	$178.0
Wages, vacations and employee benefits	195.9	223.6
Current operating lease liabilities	120.8	—
Claims and insurance accruals	120.4	112.8
Other accrued taxes	25.8	24.7
Other current and accrued liabilities	21.3	32.6
Current maturities of long-term debt	4.1	20.7
Total current liabilities	652.0	592.4
Other Liabilities:
Long-term debt and financing, less current portion	858.1	854.2
Deferred income taxes, net	—	1.8
Pension and postretirement	236.5	202.9
Operating lease liabilities	246.3	—
Claims and other liabilities	279.9	271.3
Commitments and contingencies	—	—
Shareholders’ Deficit:
Cumulative preferred stock, $1 par value per share - authorized 5,000,000 shares	—	—
Common stock, $0.01 par value per share - authorized 95,000,000 shares, issued 33,715,000 and 33,090,000 shares	0.3	0.3
Capital surplus	2,332.9	2,327.6
Accumulated deficit	(2,312.4)	(2,208.4)
Accumulated other comprehensive loss	(369.3)	(332.3)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(441.2)	(305.5)
Total Liabilities and Shareholders’ Deficit	$1,831.6	$1,617.1

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

YRC Worldwide Inc. and Subsidiaries

For the Years Ended December 31

(Amounts in millions except per share data; shares in thousands)	2019	2018	2017
Operating Revenue	$4,871.2	$5,092.0	$4,891.0
Operating Expenses:
Salaries, wages and employee benefits	2,963.7	2,950.0	2,884.2
Fuel, operating expenses and supplies	889.0	940.2	867.5
Purchased transportation	614.2	683.2	627.5
Depreciation and amortization	152.4	147.7	147.7
Other operating expenses	241.2	248.8	245.7
Gains on property disposals, net	(13.7)	(20.8)	(0.6)
Impairment charges	8.2	—	—
Total operating expenses	4,855.0	4,949.1	4,772.0
Operating Income	16.2	142.9	119.0
Nonoperating Expenses:
Interest expense	111.2	105.8	102.8
Loss on extinguishment of debt	11.2	—	—
Non-union pension and postretirement benefits	3.1	9.4	20.6
Other, net	(1.0)	(3.6)	13.7
Nonoperating expenses, net	124.5	111.6	137.1
Income (loss) before income taxes	(108.3)	31.3	(18.1)
Income tax expense (benefit)	(4.3)	11.1	(7.3)
Net Income (Loss)	$(104.0)	$20.2	$(10.8)

Average Common Shares Outstanding - Basic	33,252	32,983	32,685
Average Common Shares Outstanding - Diluted	33,252	33,859	32,685

Earnings (Loss) Per Share - Basic	$(3.13)	$0.61	$(0.33)
Earnings (Loss) Per Share - Diluted	$(3.13)	$0.60	$(0.33)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

YRC Worldwide Inc. and Subsidiaries

For the Years Ended December 31

(in millions)	2019	2018	2017
Net income (loss)	$(104.0)	$20.2	$(10.8)
Other comprehensive income (loss):
Pension, net of tax:
Net actuarial gains (losses) and other adjustments	(51.7)	1.0	36.1
Net prior service credit	—	—	8.9
Settlement adjustment	1.8	10.9	6.3
Amortization of prior net losses	12.9	14.6	12.9
Amortization of prior net service credit	(0.4)	(0.4)	—
Changes in foreign currency translation adjustments	0.4	(2.6)	5.2
Other comprehensive income (loss)	(37.0)	23.5	69.4
Comprehensive income (loss)	$(141.0)	$43.7	$58.6

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the Years Ended December 31

(in millions)	2019	2018	2017
Operating Activities:
Net income (loss)	$(104.0)	$20.2	$(10.8)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	152.4	147.7	147.7
Lease amortization and accretion expense	168.0	—	—
Lease payments	(155.1)	—	—
Equity-based compensation and employee benefits expense	18.6	20.3	22.0
Non-union pension settlement charge	1.8	10.9	7.6
Gains on property disposals, net	(13.7)	(20.8)	(0.6)
Loss on extinguishment of debt	11.2	—	—
Impairment charges	8.2	—	—
Deferred income tax benefit, net	(3.0)	(1.1)	(13.2)
Other noncash items, net	6.4	4.9	13.2
Changes in assets and liabilities, net:
Accounts receivable	7.1	16.6	(38.6)
Accounts payable	(14.8)	6.1	10.9
Other operating assets	(1.5)	5.4	14.9
Other operating liabilities	(60.1)	14.6	(92.4)
Net cash provided by operating activities	21.5	224.8	60.7
Investing Activities:
Acquisition of property and equipment	(143.2)	(145.4)	(103.3)
Proceeds from disposal of property and equipment	25.9	36.4	8.8
Net cash used in investing activities	(117.3)	(109.0)	(94.5)
Financing Activities:
Issuance of long-term debt, net of discounts	570.0	—	—
Repayment of long-term debt	(579.0)	(31.9)	(79.3)
Debt issuance costs	(12.7)	—	(14.5)
Payments for tax withheld on equity-based compensation	(0.9)	(2.0)	(2.4)
Net cash used in financing activities	(22.6)	(33.9)	(96.2)
Net Increase (Decrease) In Cash and Cash Equivalents and Restricted Amounts Held in Escrow	(118.4)	81.9	(130.0)
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, Beginning of Year	227.6	145.7	275.7
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, End of Year	$109.2	$227.6	$145.7

Supplemental Cash Flow Information:
Interest paid	$(106.8)	$(101.2)	$(103.4)
Letter of credit fees paid	(6.8)	(7.0)	(7.0)
Income tax refund (payment)	(3.7)	(5.5)	1.7

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ DEFICIT

YRC Worldwide Inc. and Subsidiaries

For the Years Ended December 31

	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2018	$—	$0.3	$2,327.6	$(2,208.4)	$(332.3)	$(92.7)	$(305.5)
Equity-based compensation	—	—	1.6	—	—	—	1.6
Net loss	—	—	—	(49.1)	—	—	(49.1)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.2	—	3.2
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	0.4	—	0.4
Balances at March 31, 2019	$—	$0.3	$2,329.2	$(2,257.5)	$(328.8)	$(92.7)	$(349.5)
Equity-based compensation	—	—	1.0	—	—	—	1.0
Net loss	—	—	—	(23.6)	—	—	(23.6)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	1.6	—	1.6
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	0.5	—	0.5
Balances at June 30, 2019	$—	$0.3	$2,330.2	$(2,281.1)	$(326.8)	$(92.7)	$(370.1)
Equity-based compensation	—	—	1.8	—	—	—	1.8
Net loss	—	—	—	(16.0)	—	—	(16.0)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	2.5	—	2.5
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Settlement adjustment	—	—	—	—	1.7	—	1.7
Net actuarial gain	—	—	—	—	0.3	—	0.3
Foreign currency translation adjustments	—	—	—	—	(0.8)	—	(0.8)
Balances at September 30, 2019	$—	$0.3	$2,332.0	$(2,297.1)	$(323.2)	$(92.7)	$(380.7)
Equity-based compensation	—	—	0.9	—	—	—	0.9
Net loss	—	—	—	(15.3)	—	—	(15.3)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	5.6	—	5.6
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Settlement adjustment	—	—	—	—	0.1	—	0.1
Net actuarial loss	—	—	—	—	(52.0)	—	(52.0)
Foreign currency translation adjustments	—	—	—	—	0.3	—	0.3
Balances at December 31, 2019	$—	$0.3	$2,332.9	$(2,312.4)	$(369.3)	$(92.7)	$(441.2)

	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2017	$—	$0.3	$2,323.3	$(2,228.6)	$(355.8)	$(92.7)	$(353.5)
Equity-based compensation	—	—	0.2	—	—	—	0.2
Net loss	—	—	—	(14.6)	—	—	(14.6)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.8	—	3.8
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	(1.7)	—	(1.7)
Balances at March 31, 2018	$—	$0.3	$2,323.5	$(2,243.2)	$(353.8)	$(92.7)	$(365.9)
Equity-based compensation	—	—	3.1	—	—	—	3.1
Net loss	—	—	—	14.4	—	—	14.4
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.8	—	3.8
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	0.6	—	0.6
Balances at June 30, 2018	$—	$0.3	$2,326.6	$(2,228.8)	$(349.5)	$(92.7)	$(344.1)
Equity-based compensation	—	—	0.2	—	—	—	0.2
Net loss	—	—	—	2.9	—	—	2.9
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.5	—	3.5
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Settlement adjustment	—	—	—	—	7.2	—	7.2
Net actuarial gain	—	—	—	—	0.7	—	0.7
Foreign currency translation adjustments	—	—	—	—	0.9	—	0.9
Balances at September 30, 2018	$—	$0.3	$2,326.8	$(2,225.9)	$(337.3)	$(92.7)	$(328.8)
Equity-based compensation	—	—	0.8	—	—	—	0.8
Net loss	—	—	—	17.5	—	—	17.5
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.5	—	3.5
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Settlement adjustment	—	—	—	—	3.7	—	3.7
Net actuarial loss	—	—	—	—	0.3	—	0.3
Foreign currency translation adjustments	—	—	—	—	(2.4)	—	(2.4)
Balances at December 31, 2018	$—	$0.3	$2,327.6	$(2,208.4)	$(332.3)	$(92.7)	$(305.5)

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YRC Worldwide Inc. and Subsidiaries

1. Description of Business

YRC Worldwide, one of the largest transportation service providers in the world, offers its customers a wide range of transportation services. YRC Worldwide has one of the largest, most comprehensive LTL networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer expertise in LTL shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence. Our reporting segments include the following:

•

YRC Freight is the reporting segment that focuses on longer haul business opportunities with national, regional and international services. YRC Freight provides for the movement of industrial, commercial and retail goods, primarily through centralized management. This reporting segment includes YRC Freight, our LTL subsidiary, YRC Freight Canada, a subsidiary located in Canada that specializes in shipments into, across and out of Canada, and HNRY Logistics, our logistics solutions provider, specializing in truckload, residential, and warehouse solutions. In addition to the United States and Canada, YRC Freight also serves parts of Mexico and Puerto Rico.

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

At December 31, 2019, approximately 79% of our labor force is subject to collective bargaining agreements. In 2019, we agreed to a new labor agreement that, among other things, extend the expiration date of our primary labor agreement from March 31, 2019 to March 31, 2024. This also updated the contribution rates under our multi-employer pension plan. The new agreement provided for wage and benefits increases through the term of the agreement. Finally, the new agreement provided for certain changes to work rules and our use of purchased transportation in certain situations.

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

We record an allowance for doubtful accounts primarily based on historical uncollectible amounts. We also take into account known factors surrounding specific customers and overall collection trends.  For the reserve for uncollectible accounts, we primarily use historical write-off experience but may also consider customer-specific factors, overall collection trends and economic conditions as part of our ongoing monitoring of credit.  Our process involves performing ongoing credit evaluations of customers, including the market in which they operate and the overall economic conditions. We continually review historical trends and customer specific factors and make adjustments to the allowance for doubtful accounts as appropriate. Our allowance for doubtful accounts totaled $11.4 million and $11.1 million as of December 31, 2019 and 2018, respectively.

Given the nature of our transportation services, future adjustments may arise which creates variability when establishing the transaction price used to recognize revenue. We have a high volume of performance obligations with similar characteristics, therefore we primarily use historical trends to arrive at estimated reserves.  For rerate reserves, which are common for LTL carriers, we assign pricing to bills of lading at the time of shipment based primarily on the weight, general classification of the product, the shipping destination and individual customer discounts. This process is referred to as rating. At various points throughout our process, incorrect ratings could be identified based on many factors, including weight and commodity verifications. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during subsequent periods.  At December 31, 2019 and 2018, our financial statements included a rerate reserve as a reduction to “Accounts Receivable” of $7.9 million and $12.5 million, respectively.

For shipments in transit, we record revenue based on the percentage of service completed as of the period end and recognize delivery costs as incurred. The percentage of service completed for each shipment is based on how far along in the shipment cycle each shipment is in relation to standard transit days.  Standard transit days are defined as our published service days between origin zip code and destination zip code.  The total revenue earned is accumulated for all shipments in transit at a particular period end and recorded as operating revenue.  At December 31, 2019 and 2018, our financial statements included deferred revenue as a reduction to “Accounts Receivable” of $25.2 million and $25.7 million, respectively.

Beginning January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers using a modified retrospective approach.  There was no cumulative effect adjustment recorded.

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

YRC Freight segment (in millions)	2019	2018
LTL revenue	$2,841.0	$2,948.1
Other revenue	247.7	249.2
Total revenue	3,088.7	3,197.3

Regional Transportation segment (in millions)	2019	2018
LTL revenue	$1,653.0	$1,742.5
Other revenue	129.7	152.5
Total revenue	1,782.7	1,895.0

Consolidated (in millions)	2019	2018
LTL revenue	$4,494.0	$4,690.6
Other revenue	377.2	401.4
Total revenue	4,871.2	5,092.0

Self-Insurance Accruals for Claims

Claims and insurance accruals, both current and long-term, reflect the estimated settlement cost of claims for workers’ compensation, property damage and liability claims (also referred to as third-party liability claims), and cargo loss and damage that insurance does not cover. We establish and modify reserve estimates for workers’ compensation and property damage and liability claims primarily based upon actuarial analyses prepared by independent actuaries. These reserves are discounted to present value using a risk-free rate based on the year of occurrence. The risk-free rate is the U.S. Treasury rate for maturities that match the expected payout of such claims and was 2.0%, 2.6% and 1.5% for workers’ compensation claims incurred as of December 31, 2019, 2018 and 2017, respectively. The rate was 2.1%, 2.5% and 1.3% for property damage and liability claims incurred as of December 31, 2019, 2018 and 2017, respectively. The process of determining reserve requirements utilizes historical trends and involves an evaluation of accident frequency and severity, claims management, changes in health care costs and certain future administrative costs. The effect of future inflation for costs is considered in the actuarial analysis. Adjustments to previously established reserves are included in operating results in the year of adjustment.

Expected aggregate undiscounted amounts and material changes to these amounts related to workers’ compensation and property damage and liability claims as of December 31 are presented below:

(in millions)	Workers’ Compensation	Third-Party Liability Claims	Total
Undiscounted amount at December 31, 2017	$299.3	$70.5	$369.8
Estimated settlement cost for 2018 claims	95.9	40.0	135.9
Claim payments, net of recoveries	(92.4)	(36.2)	(128.6)
Change in estimated settlement cost for prior claim years	(15.0)	(0.7)	(15.7)
Undiscounted settlement cost estimate at December 31, 2018	$287.8	$73.6	$361.4
Estimated settlement cost for 2019 claims	103.3	35.2	138.5
Claim payments, net of recoveries	(95.9)	(36.1)	(132.0)
Change in estimated settlement cost for prior claim years	(9.6)	1.1	(8.5)
Undiscounted settlement cost estimate at December 31, 2019	$285.6	$73.8	$359.4
Discounted settlement cost estimate at December 31, 2019	$262.2	$73.4	$335.6

In addition to the amounts above, accrued settlement cost amounts for cargo claims and other insurance related amounts, none of which are discounted, totaled $13.7 million and $13.9 million at December 31, 2019 and 2018, respectively.

Estimated cash payments to settle claims which were incurred on or before December 31, 2019, for the next five years and thereafter are as follows:

(in millions)	Workers’ Compensation	Third-Party Liability Claims	Total
2020	$78.3	$33.5	$111.8
2021	50.1	17.9	68.0
2022	33.3	11.4	44.7
2023	22.0	5.8	27.8
2024	16.4	2.6	19.0
Thereafter	85.5	2.6	88.1
Total	$285.6	$73.8	$359.4

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

Property and Equipment

The following is a summary of the components of our property and equipment at cost as of December 31:

(in millions)	2019	2018
Land	$239.9	$243.7
Structures	788.4	791.3
Revenue equipment	1,228.2	1,257.4
Technology equipment and software	291.7	259.7
Other(a)	213.4	213.8
Total property and equipment, at cost	$2,761.6	$2,765.9

(a)	Other consists of miscellaneous equipment used in field operations.

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

For the years ended December 31, 2019, 2018 and 2017, depreciation expense was $150.5 million, $145.9 million and $147.7 million, respectively.

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

Fair Value of Financial Instruments

From time to time, we hold financial assets held at fair value, which consists of restricted cash held in escrow. Restricted amounts held in escrow are invested in money market accounts and are recorded at fair value based on quoted market prices and have typically been level 1 fair value assets.  Assets are considered level 1 if their valuations are based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.  As of December 31, 2019 and 2018, we had no restricted amounts held in escrow. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these instruments.

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

The adoption of this standard impacted our consolidated balance sheet through the recognition of $378.8 million in ROU assets and liabilities as of January 1, 2019.  Lease deposits in the amount of $25.4 million were reclassified from “Other assets” to a reduction of “Operating lease liabilities” per the consolidated balance sheet upon adoption of the new standard.

The new standard did not impact the calculation of our financial covenants defined under the terms of our credit agreements.

See the “Leases” footnote to the consolidated financial statements for additional information.

Impact of Recently-Issued Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset, including trade receivables. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 is effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  The Company does not expect this standard to have a material impact on our financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software, that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  The Company adopted this standard on January 1, 2020, but the adoption is not expected to have a material impact on the Company’s consolidated financial statements during 2020.

In December 2019, the FASB issued ASU 2019-12, Income Taxes.  The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes.  ASU 2019-12 is effective for public companies for annual periods beginning after December 15, 2020, including interim periods within those fiscal years.  The Company does not expect this standard to have a material impact on our financial statements.

3. Other Assets

The primary components of Other assets at December 31 are as follows:

(in millions)	2019	2018
Intangible assets	$15.0	$25.2
Prepayments(a)	1.4	18.0
Other(b)	40.1	21.2
Total	$56.5	$64.4

(a)	Prepayments for 2018 primarily consist of prepaid costs for revenue equipment leases, which were reclassed in 2019 after the adoption of ASU 2016-02, Leases.
(b)

Other includes insurance receivables (which are offset by amounts to be paid for claims in excess of self-insured retention), net pension assets, long-term deposits and other immaterial assets of varying types.

4. Employee Benefits

Qualified and Nonqualified Defined Benefit Pension Plans

YRC Worldwide and certain of our operating subsidiaries sponsor qualified and nonqualified defined benefit pension plans for certain employees not covered by collective bargaining agreements (approximately 9,000 current, former and retired employees). Qualified and nonqualified pension benefits are based on years of service and the employees’ covered earnings. Employees covered by collective bargaining agreements participate in various multi-employer pension plans to which YRC Worldwide contributes, as discussed below. Regional Transportation does not offer a defined benefit pension plan and instead offers retirement benefits through contributory 401(k) savings plans, as discussed below. The domestic YRC Worldwide defined benefit pension plans closed to new participants effective January 1, 2004 and the benefit accrual for active employees was frozen effective July 1, 2008. Our actuarial valuation measurement date for our pension plans is December 31.

Funded Status

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2019 and 2018, and the funded status at December 31, 2019 and 2018, is as follows:

(in millions)	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$1,073.2	$1,228.4
Interest cost	45.7	44.1
Benefits paid	(96.7)	(110.4)
Actuarial (gain) loss	106.5	(88.5)
Other	0.1	(0.4)
Benefit obligation at year end	$1,128.8	$1,073.2
Change in plan assets:
Fair value of plan assets at prior year end	$874.9	$998.3
Actual return on plan assets	112.1	(27.8)
Employer contributions	9.7	15.2
Benefits paid	(96.7)	(110.4)
Other	—	(0.4)
Fair value of plan assets at year end	$900.0	$874.9
Funded status at year end	$(228.8)	$(198.3)

The underfunded status of the plans of $228.8 million and $198.3 million at December 31, 2019 and 2018, respectively, is recognized in the accompanying consolidated balance sheets as shown in the table below. No plan assets are expected to be returned to the Company during the year ending December 31, 2020.

Our long-term strategy is to reduce the risk of our plans and improve the funded status. In 2017, the Company amended the domestic pension plans to provide an automatic commencement of benefit at age 65, regardless of employment status, in an effort to reduce our long-term pension obligations and ongoing annual pension expense. At the same time, the Yellow

Transportation Plan was amended to permit the payment of lump sum benefit payments for those participants who reached age 65. Effective January 1, 2018, the Yellow Transportation Plan was amended to permit the payment of lump sum benefit payments for all participants. The impact of these amendments to the benefit obligation is reflected in “Plan amendments” in the above table. These amendments triggered non-cash settlement charges of $10.9 million and $7.6 million in 2018 and 2017, respectively, due to the amount of lump sum benefit payments distributed from plan assets. The lump sum benefit payments reduce pension obligations and are funded from existing plan assets. The non-cash settlement charge results from the requirement to expense the unrecognized actuarial losses associated with the lump sum settlements, which are reflected in nonoperating expenses. The charge had no effect on total equity because the actuarial losses were already recognized in accumulated other comprehensive loss. Accordingly, the effect on retained earnings was offset by a corresponding reduction in accumulated other comprehensive loss.

In 2019, the closure of a small plan for Canadian employees resulted in lump sum benefit payments and annuity purchase premium transfers.  These payments triggered a non-cash settlement charge of $1.8 million. Like previous non-cash settlement charges, this was reflected in nonoperating expenses, with a corresponding offset in accumulated other comprehensive loss.

Benefit Plan Obligations

Amounts recognized in the consolidated balance sheets for pension benefits at December 31 are as follows:

(in millions)	2019	2018
Noncurrent assets	$6.1	$2.7
Current liabilities	1.0	0.8
Noncurrent liabilities	233.9	200.2

Amounts recognized in accumulated other comprehensive loss at December 31 consist of:

(in millions)	2019	2018
Net actuarial loss	$406.1	$368.9
Net prior service credit	(9.8)	(10.3)
Total	$396.3	$358.6

As shown above, included in accumulated other comprehensive loss at December 31, 2019, are unrecognized actuarial losses of $396.3 million ($372.1 million, net of tax). The expected amortization of actuarial loss and net prior service credit included in accumulated other comprehensive loss and expected to be recognized in net periodic cost in 2020 is $15.0 million and $0.4 million, respectively.

Information for pension plans with an accumulated benefit obligation (“ABO”) in excess of plan assets and plan assets that exceed ABO at December 31, 2019 and 2018 is as follows:

	At December 31, 2019
(in millions)	ABO Exceeds Assets	Assets Exceed ABO	Total
Projected benefit obligation	$960.9	$167.9	$1,128.8
Accumulated benefit obligation	960.9	167.9	1,128.8
Fair value of plan assets	726.0	174.0	900.0

	At December 31, 2018
(in millions)	ABO Exceeds Assets	Assets Exceed ABO	Total
Projected benefit obligation	$927.6	$145.6	$1,073.2
Accumulated benefit obligation	927.6	145.6	1,073.2
Fair value of plan assets	726.6	148.3	874.9

Assumptions

Weighted average actuarial assumptions used to determine benefit obligations at December 31:

	2019	2018
Discount rate	3.56%	4.44%

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2019	2018	2017
Discount rate	4.44%	3.77%	4.27%
Expected rate of return on assets	7.0%	7.0%	7.0%
Mortality table(a)	Pri-2012 (MP-2019 Scale, Custom)	RP-2014 (MP-2016 Scale, Custom)	RP-2014 (MP-2016 Scale, Custom)

(a)	The 2019, 2018 and 2017 mortality tables were based on a custom mortality improvement scale to reflect expectations of underlying plan participants.

The discount rate refers to the interest rate used to discount the estimated future benefit payments to their present value, also referred to as the benefit obligation. The discount rate allows us to estimate what it would cost to settle the pension obligations as of the measurement date, December 31, and is used as the interest rate factor in the following year’s pension cost. We determine the discount rate by selecting a portfolio of high quality noncallable bonds such that the coupons and maturities exceed or are similar to our expected benefit payments.

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

Our asset allocation as of December 31, 2019 and 2018, and targeted long-term asset allocation for the plans are as follows:

	2019	2018	Target
Equities	33.0%	39.0%	38.0%
Debt Securities	30.0%	24.0%	30.0%
Absolute Return	37.0%	37.0%	32.0%

Based on various market factors, we selected an expected rate of return on assets of 7.0% effective for the 2019 and 2018 valuations. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately. The pension trust holds no YRC Worldwide securities.

Future Contributions and Benefit Payments

We expect to contribute approximately $31.5 million to our single-employer pension plans in 2020.

Expected benefit payments from our qualified and non-qualified defined benefit pension plans for each of the next five years and the total benefit payments for the following five years ended December 31 are as follows:

(in millions)	2020	2021	2022	2023	2024	2025-2029
Expected benefit payments	$89.4	$85.8	$84.3	$80.6	$80.1	$370.1

Pension and Other Post-retirement Costs

The components of our net periodic pension cost, other post-retirement costs and other amounts recognized in other comprehensive loss (income) for the years ended December 31, 2019, 2018 and 2017 were as follows:

(in millions)	2019	2018	2017
Net periodic benefit cost:
Service cost	$—	$—	$5.4
Interest cost	45.7	44.1	51.1
Expected return on plan assets	(57.3)	(60.0)	(59.3)
Amortization of prior net losses	12.8	14.6	15.5
Amortization of prior net service credit	(0.4)	(0.4)	—
Settlement adjustment	1.8	10.9	7.6
Net periodic pension cost	$2.6	$9.2	$20.3
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net actuarial gains (losses) and other adjustments	$51.9	$(0.9)	$(43.7)
Net prior service credit	—	—	(10.7)
Settlement adjustment	(1.8)	(10.9)	(7.6)
Amortization of prior net losses	(12.8)	(14.6)	(15.5)
Amortization of prior net service credit	0.4	0.4	—
Total recognized in other comprehensive loss (income)	37.7	(26.0)	(77.5)
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$40.3	$(16.8)	$(57.2)

During the years ended December 31, 2019, 2018 and 2017 the income tax expense (benefit) related to amounts in other comprehensive (income) loss was $(0.3) million, $(0.1) million and $13.3 million, respectively.

Fair Value Measurement

Our pension assets are stated at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of Level 1 assets are based on quoted market prices. The majority of the Level 1 assets presented in the table below include common stock of both U.S. and, to a lesser extent, international companies, and mutual funds, which are actively traded and priced in the market. The fair value of Level 2 assets are based on other significant observable inputs, including quoted prices for similar securities. The Level 2 assets presented in the below table consist primarily of fixed income and absolute return funds where values are based on the quoted prices of similar securities and observable market data. Level 3 assets are those where the fair value is determined based on unobservable inputs. The Level 3 assets consist primarily of private equities, and the assets are either priced at cost less cash distributions for recent asset purchases, third-party valuations or discounted cash flow methods. Assets that are not considered Level 1, 2 or 3 assets are valued at the net asset value (“NAV”) of the underlying investments held, as determined by the fund managers. The methods and assumptions used by third-party pricing sources may include a variety of factors, such as recently executed transactions, existing contracts, economic conditions, industry or market developments, and overall credit ratings. These estimated fair values may differ significantly from the values that would have been used had a ready market for these investments existed and as such, differences could be material.

The availability of observable data is monitored by plan management to assess appropriate classification of financial instruments within the fair value hierarchy. Depending upon the availability of such inputs, specific securities may transfer between levels. In such instances, the transfer is reported at the end of the reporting period.

The tables below detail by level, within the fair value hierarchy, the pension assets at fair value as of December 31, 2019 and December 31, 2018:

	Pension Assets at Fair Value as of December 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3
Equities	$67.0	$66.6	$0.4	$—
Private equities	36.4	—	—	36.4
Fixed income:
Corporate and other	29.0	2.2	18.4	8.4
Government	204.2	53.3	150.9	—
Interest bearing	27.2	15.0	12.2	—
Investments measured at NAV(a)	536.2
Total plan assets	$900.0	$137.1	$181.9	$44.8

	Pension Assets at Fair Value as of December 31, 2018
(in millions)	Total	Level 1	Level 2	Level 3
Equities	$67.7	$65.5	$2.2	$—
Private equities	43.4	—	—	43.4
Fixed income:
Corporate and other	24.8	7.7	16.2	0.9
Government	177.1	67.2	109.9	—
Interest bearing	25.1	(10.5)	35.6	—
Investments measured at NAV(a)	536.8
Total plan assets	$874.9	$129.9	$163.9	$44.3

(a)	Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

The table below presents the activity of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Private Equities	Fixed income	Total Level 3
Balance at December 31, 2017	$46.6	$6.0	$52.6
Purchases	—	0.6	0.6
Sales	(0.3)	—	(0.3)
Unrealized losses	(2.9)	(5.7)	(8.6)
Balance at December 31, 2018	$43.4	$0.9	$44.3
Purchases	—	8.1	8.1
Sales	(16.7)	(0.8)	(17.5)
Realized gains	1.9	—	1.9
Unrealized gains	7.8	0.2	8.0
Balance at December 31, 2019	$36.4	$8.4	$44.8

The following table sets forth a summary of the assets for which a reported NAV is used to estimate the fair value as of December 31, 2019:

	Fair value estimated using Net Asset Value per Share
(in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equities(a)	$127.0	$1.7	Redemptions not permitted
Fixed income(b)	231.4	4.1	Redemptions not permitted
Equities(c)	81.9	—	Daily, Monthly	0-30 days
Absolute return(d)	95.9	—	Monthly, Quarterly	3-75 days
Total	$536.2
(a)	Consists of private equity investments in pharmaceuticals and companies primarily in the technology and healthcare sectors.
(b)	Primarily consists of investments in royalty payments from marketers of pharmaceuticals and related debt securities.
(c)	Consists of public equity investments in U.S. and non-U.S. markets.
(d)	Consists of investments in global markets, including derivative securities of equity and fixed income indexes, commodities and interest rates.

The following table sets forth a summary of the assets for which a reported NAV is used to estimate the fair value as of December 31, 2018:

	Fair value estimated using Net Asset Value per Share
(in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equities(a)	$155.2	$2.8	Redemptions not permitted
Fixed income(b)	189.2	0.5	Redemptions not permitted
Equities(c)	84.0	—	Monthly	3-30 days
Absolute return(d)	108.4	—	Monthly, Quarterly	2-45 days
Total	$536.8

(a)	Consists of private equity investments in pharmaceuticals and companies primarily in the technology and healthcare sectors.
(b)	Primarily consists of investments in royalty payments from marketers of pharmaceuticals and related debt securities.
(c)	Consists of public equity investments in U.S. and non-U.S. markets.
(d)	Consists of investments in global markets, including derivative securities of equity and fixed income indexes, commodities and interest rates.

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

Multi-Employer Plans

YRC Freight, Holland, Reddaway, and New Penn contribute to various separate multi-employer health, welfare and pension plans for employees that are covered by our collective bargaining agreements (approximately 79% of total employees of YRC Worldwide and its subsidiaries). The collective bargaining agreements determine the amounts of these contributions. The health and welfare plans provide medical related benefits to active employees and retirees. The pension plans provide retirement benefits to retired participants. We recognize multi-employer pension cost within ‘Salaries, wages and employee benefits’ the contractually required contributions for the period and recognize as a liability any contributions due and unpaid at period end. We do not directly manage the multi-employer plans to which we contribute. The trusts covering these plans are generally managed by trustees, half of whom the unions appoint and half of whom various contributing employers appoint.

We expensed the following amounts related to these plans for the years ended December 31:

(in millions)	2019	2018	2017
Health and welfare	$503.5	$499.3	$482.6
Pension	127.6	115.5	98.1
Total	$631.1	$614.8	$580.7

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

The following table provides additional information related to our participation in individually significant multi-employer pension plans for the year ended December 31, 2019:

Expiration Date
				Funding		of Collective-
		Pension Protection Zone Status(b)		Improvement or	Employer	Bargaining
Pension Fund(a)	EIN Number	2019	2018	Rehabilitation Plan	Surcharge Imposed	Agreement
Central States, Southeast and Southwest Areas Pension Fund	36-6044243	Critical and Declining	Critical and Declining	Yes	No	3/31/2024
Teamsters National 401(k) Savings Plan(c)	52-1967784	N/A	N/A	N/A	No	3/31/2024
Road Carriers Local 707 Pension Fund	51-6106510	Critical and Declining	Critical and Declining	Yes	No	3/31/2024
Teamsters Local 641 Pension Fund	22-6220288	Critical and Declining	Critical and Declining	Yes	No	3/31/2024

(a)

The determination of individually significant multi-employer plans is based on our contributions to the plans relative to our total contributions over the periods presented, as well as our contributions to the plans relative to the total contributions that the individual plans received during the periods presented.

(b)

The Pension Protection Zone Status indicated herein is based on information that the Company obtained from the plans’ Forms 5500.  Unless otherwise noted, the most recent PPA zone status available for 2019 and 2018 is for the plan’s year-end during calendar years 2018 and 2017, respectively.  Among other factors, plans in the critical or critical and declining zone are generally less than 65 percent funded, plans in the endangered zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

(c)

The policies of the Western Conference of Teamsters Pension Trust precluded the Company from reentering the plan on June 1, 2011. The plan did not assess a withdrawal liability and has not done so since June 1, 2011. Contributions related to the employees previously covered by this plan are now being made to the Teamsters National 401(k) Plan.

YRC Worldwide was listed in the Central States, Road Carriers Local 707 Pension Fund and Teamsters Local 641 Pension Fund’s Forms 5500 as providing more than 5 percent of the total contributions for 2018 and 2017.

We contributed a total of $128.8 million, $112.6 million and $97.8 million to the multi-employer pension funds for the years ended December 31, 2019, 2018 and 2017.  The following table provides the pension amounts contributed by fund for those funds that are considered to be individually significant:

(in millions)	2019	2018	2017
Central States, Southeast and Southwest Areas Pension Plan	$77.7	$70.7	$58.8
Teamsters National 401(k) Savings Plan	19.0	14.7	13.1
Road Carriers Local 707 Pension Fund	2.5	2.2	2.2
Teamsters Local 641 Pension Fund	2.1	1.8	1.5

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

401(k) Savings Plans

We sponsor the YRC Worldwide Inc. 401(k) Plan and the Reddaway Hourly 401(k) Plan, which are defined contribution plans primarily for employees that our collective bargaining agreements do not cover. The plans permit participants to make contributions to the plans and permit the employer of participants to make contributions on behalf of the participants. Additionally, the Reddaway Hourly 401(k) Plan allows for a non-elective employer contribution. Including non-elective employer contributions, total employer contributions were $12.8 million in 2019, $13.3 million in 2018 and $10.3 million in 2017. Our employees covered under collective bargaining agreements may also participate in union-sponsored 401(k) plans.

Annual Incentive Awards

The Company provides an annual cash incentive compensation plan (Annual Incentive Plan, or AIP) to certain salaried employees across various levels of the organization which is based on factors such as operating revenues and Adjusted EBITDA achieved for the year, compared to targeted operating results. Results from operations include performance incentive accruals of $29.8 million in 2018, with no such accruals in 2019 or 2017. The AIP awards earned for a year are paid in the first quarter of the following year.

5. Debt and Financing

Our outstanding debt as of December 31, 2019 and December 31, 2018 consisted of the following:

As of December 31, 2019 (in millions)	Par Value	Discount	Debt Issuance Costs	Book Value		Effective Interest Rate
New Term Loan	$600.0	$(28.1)	$(12.0)	$559.9	(a)	10.5%
ABL Facility	—	—	—	—
Secured Second A&R CDA	26.0	—	(0.1)	25.9		7.9%
Unsecured Second A&R CDA	45.2	—	(0.1)	45.1		7.9%
Lease financing obligations	231.6	—	(0.3)	231.3		16.5%
Total debt	$902.8	$(28.1)	$(12.5)	$862.2
Current maturities of Unsecured Second A&R CDA	(1.4)	—	—	(1.4)
Current maturities of lease financing obligations	(2.7)	—	—	(2.7)
Long-term debt	$898.7	$(28.1)	$(12.5)	$858.1

As of December 31, 2018 (in millions)	Par Value	Discount	Debt Issuance Costs	Book Value		Effective Interest Rate
Prior Term Loan	$573.7	$(7.8)	$(6.5)	$559.4	(b)	11.4%
ABL Facility	—	—	—	—
Secured Second A&R CDA	26.9	—	(0.1)	26.8		7.9%
Unsecured Second A&R CDA	46.7	—	(0.2)	46.5		7.9%
Lease financing obligations	242.7	—	(0.5)	242.2		14.9%
Total debt	$890.0	$(7.8)	$(7.3)	$874.9
Current maturities of Term Loan	(14.2)	—	—	(14.2)
Current maturities of Unsecured Second A&R CDA	(1.5)	—	—	(1.5)
Current maturities of lease financing obligations	(5.0)	—	—	(5.0)
Long-term debt	$869.3	$(7.8)	$(7.3)	$854.2

(a)	As of December 31, 2019, the stated interest rate represented a variable interest rate of 1, 3 or 6-month LIBOR, with a floor of 1.0% plus a fixed margin of 7.50%.
(b)	As of December 31, 2018, the stated interest rate represented a variable interest rate of 1, 3 or 6-month LIBOR, with a floor of 1.0% plus a fixed margin of 8.50%.

Credit Facilities

As of December 31, 2019, we had two primary credit facilities that we utilized to support our liquidity needs: a $600.0 million Term Loan and a $450.0 million ABL Facility. The ABL Facility is used to support our outstanding letters of credit commitments. We have set forth a brief description of our two primary credit facilities and our other financing arrangements in place at December 31, 2019 below.

New Term Loan

On September 11, 2019, the Company and certain of its subsidiaries, as guarantors (the “Term Guarantors”), amended and restated the existing credit facilities under the credit agreement dated February 13, 2014 (the “Prior Term Loan Agreement”) and entered into a new term loan agreement (“New Term Loan Agreement”) with funds managed by Apollo Global Management, LLC acting collectively as lead lender, and Cortland Products Corp, as administrative agent and collateral agent. The obligations of the Company under the New Term Loan Agreement are unconditionally guaranteed by the Term Guarantors.

The $600.0 million term loan (the “New Term Loan”) has a maturity date of June 30, 2024, with a single payment due at maturity of the outstanding balance. The New Term Loan bears interest at LIBOR (subject to a floor of 1.0%) plus a margin of 7.5% per annum, payable at least quarterly in cash, subject to a 1.0% margin step down in the event the Company achieves greater than $400.0 million in trailing-twelve-month Adjusted EBITDA (defined in the New Term Loan Agreement as “Consolidated EBITDA”). Obligations under the New Term Loan are secured by a perfected first priority security interest in (subject to permitted liens) assets of the Company and the Term Guarantors, including but not limited to all of the Company’s wholly owned terminals, tractors and trailers, subject to certain limited exceptions.

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

Risks and Uncertainties Regarding Compliance with Credit Facility Financial Covenants

Under the New Term Loan, we are required to maintain at least $200.0 million in Adjusted EBITDA on a TTM basis measured each quarter until maturity (June 2024).  For the TTM period ended December 31, 2019, we achieved Adjusted EBITDA of $210.6 million.  We believe that our results of operations will allow us to comply with the minimum Adjusted EBITDA covenant for at least the next twelve months. Our ability to comply is subject to a more stable and robust freight environment and continued actions and cost savings initiatives we began in the fourth quarter of 2019 and continue today. These actions and initiatives include headcount reductions commensurate with our current volume levels, a hiring freeze on new and replacement positions, temporary elimination of short-term incentive compensation, and a reduction in discretionary spend.

We began taking these actions because of the freight recession our industry experienced in 2019, and that has persisted into early first quarter 2020, that negatively impacted our ability to fully realize operational efficiencies arising from our New NMFA with the International Brotherhood of Teamsters primarily due to the ensuing depressed volume levels and the inherent contractual cost increase associated with the New NMFA. Our ability to satisfy our liquidity needs and meet our minimum Adjusted EBITDA requirement during the next twelve months and thereafter is dependent upon our ability to improve operating performance over 2019 to offset the contractual wage and benefit increases under the New NMFA and other inflationary expense increases associated with among other things our employees and insurance programs.

We may extend and or supplement the actions we began taking in 2019 if we continue to experience adverse conditions such as lower volumes, pricing, yield or lower productivities among others, that might impact our forecasted performance. If we are unable to achieve the results required to comply with this covenant in one or more quarters over the next twelve months, we may be required to take specific actions in addition to those described above, including but not limited to, additional reductions in headcount and targeted procurement initiatives to reduce operating costs and, or alternatively, seek an amendment or waiver from our lenders. Obtaining a waiver or an amendment is not within our control, and if unsuccessful, the lenders may exercise the rights available to them under the New Term Loan.

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

Availability under the ABL Facility is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our outstanding letters of credit and revolving loans. Eligible borrowing base cash is cash that is deposited from time to time into a segregated restricted account and is included in “Restricted amounts held in escrow” in the accompanying consolidated balance sheet. The ABL Facility provides for a $100 million uncommitted accordion to increase the revolving commitment in the future. For the years ended December 31, 2019 and 2018, we had $337.8 million and $341.3 million of outstanding letters of credit, respectively, and no outstanding loans.

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

Second Amended and Restated Contribution Deferral Agreement

Pursuant to the terms of the collective bargaining agreement with the IBT, the Company’s subsidiaries began making contributions to the Funds (defined below) for the month beginning June 1, 2011 at the rate of 25% of the contribution rate in effect on July 1, 2009. Certain of our subsidiaries are parties to the Amended and Restated Contribution Deferral Agreement (the “A&R CDA”) with certain multiemployer pension funds named therein (collectively, the “Funds”) pursuant to which we are permitted to continue to defer pension payments and deferred interest owed to such Funds as of July 22, 2011 (each, “Deferred Pension Payments” and “Deferred Interest”).  The A&R CDA was last amended in January 2018 (herein referred to as the “Amended Second A&R CDA”).  The Deferred Pension Payments and Deferred Interest bear interest at a floating rate as set forth in the Amended Second A&R CDA as well as annual scheduled amortization equal to 2.0% of the amount outstanding as of November 30 of each applicable year.  The Amended Second A&R CDA further provides for first lien on certain security first priority real estate collateral and a maturity date of December 31, 2022 on the Deferred Pension Payments and Deferred Interest obligations.

Maturities

The principal maturities over the next five years and thereafter of total debt as of December 31, 2019 was as follows:

(in millions)	Term Loan	ABL Facility	Second A&R CDA	Lease Financing Obligations(a)	Total
2020	$—	$—	$1.4	$2.5	$3.9
2021	—	—	1.4	2.3	3.7
2022	—	—	68.4	3.2	71.6
2023	—	—	—	3.9	3.9
2024	600.0	—	—	1.9	601.9
Thereafter	—	—	—	217.8	217.8
Total	$600.0	$—	$71.2	$231.6	$902.8

(a)	Lease financing obligations subsequent to 2024 of $217.8 million consist primarily of interest payments.

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	December 31, 2019		December 31, 2018
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Prior Term Loan	$—	$—	$559.4	$546.0
New Term Loan	559.9	559.3	—	—
ABL Facility	—	—	—	—
Lease financing obligations	231.3	233.7	242.2	234.7
Second A&R CDA	71.0	71.7	73.3	70.0
Total debt	$862.2	$864.7	$874.9	$850.7

The fair values of the Term Loans and Second A&R CDA were estimated based on observable prices (level two inputs for fair value measurements). The fair value of the lease financing obligations is estimated using a publicly traded secured loan with similar characteristics (level three input for fair value measurement).

Liquidity

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective net cash flow from operations. As of December 31, 2019, our maximum availability under our ABL Facility was $37.7 million, and our managed accessibility is $0.2 million. Maximum availability is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $337.8 million of outstanding letters of credit. Our Managed Accessibility of $0.2 million represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured as of December 31, 2019. If eligible receivables fall below the threshold management uses to measure availability, which is 10% of the borrowing line, the Credit Agreement governing the ABL Facility permits adjustments from eligible borrowing base cash to restricted cash prior to the compliance measurement date of January 15, 2020.  As of January 15, 2020, we had less than 10% of the borrowing line in eligible receivables and moved $29.0 million of cash into restricted cash, as permitted under the ABL

Facility, which effectively put our cash and cash equivalents and Managed Accessibility to $80.4 million as of December 31, 2019.

As of December 31, 2018, our availability under our ABL Facility was $39.2 million. Of the $39.2 million in availability, Managed Accessibility was $1.2 million. Our cash and cash equivalents and Managed Accessibility was $203.8 million as of December 31, 2018.

The table below summarizes cash and cash equivalents and Managed Accessibility for the years ended December 31:

(in millions)	2019	2018
Cash and cash equivalents	109.2	227.6
Less: amounts placed into restricted cash subsequent to year-end	(29.0)	(25.0)
Managed Accessibility	0.2	1.2
Total cash and cash equivalents and Managed Accessibility	$80.4	$203.8

Outside of funding normal operations, our principal uses of cash include making contributions to our various multi-employer pension funds and single-employer pension plans, and meeting our other cash obligations, including, but not limited to, paying principal and interest on our funded debt, payments on equipment leases and funding capital expenditures.

Capital Expenditures/Operating Leases

Our capital expenditures for the years ended December 31, 2019 and 2018 were $143.2 million and $145.4 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, refurbish engines for our revenue fleet, containers and for capitalized costs to improve our technology infrastructure.

For the year ended December 31, 2019, we entered into new operating lease commitments for revenue equipment totaling $111.0 million, with such payments to be made over the average lease term of 4 years with a capital equivalent of $131.8 million. As December 31, 2019, our operating lease obligations for 2020 are $154.4 million and our operating lease obligations through 2030 total $451.1 million and are expected to increase as we lease additional revenue equipment in future years.

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

Leases (in millions)	Classification	2019
Assets
Operating lease assets	Operating lease right-of-use assets	$386.0
Finance lease assets	Net property and equipment	2.6
Total leased assets		$388.6
Liabilities
Current
Operating	Current operating lease liabilities	$120.8
Finance	Other current and accrued liabilities	0.2
Noncurrent
Operating	Operating lease liabilities	246.3
Finance	Claims and other liabilities	3.3
Total lease liabilities		$370.6

Lease Cost (in millions)	Classification	Year Ended December 31, 2019
Operating lease cost(a)	Purchased transportation; Fuel, operating expenses and supplies	$168.0
Short-term cost	Purchased transportation; Fuel, operating expenses and supplies	14.2
Variable lease cost	Purchased transportation; Fuel, operating expenses and supplies	5.9
Finance lease cost
Amortization of leased assets	Depreciation and amortization	0.4
Interest on lease liabilities	Interest expense	0.5
Total lease cost		$189.0
(a)	Operating lease cost represent non-cash amortization of ROU assets and accretion of the discounted lease liabilities and is segregated on the statement of consolidated cash flows.

Remaining Maturities of Lease Liabilities	Operating Leases	Finance Leases	Total
2020	$154.4	$0.6	$155.0
2021	128.9	0.6	129.5
2022	77.8	0.6	78.4
2023	41.1	0.6	41.7
2024	16.3	0.7	17.0
After 2024	32.6	3.4	36.0
Total lease payments	$451.1	$6.5	$457.6
Less: Interest	84.0	3.0	87.0
Present value of lease liabilities	$367.1	$3.5	$370.6

Lease Term and Discount Rate (years and percent)	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate
Operating leases	3.7	11.0%
Finance leases	9.8	11.3%

Other Information (in millions)	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$154.6
Operating cash flows from finance leases	0.5
Financing cash flows from finance leases	0.3
Leased assets obtained in exchange for new operating lease liabilities	$129.7

Below is the Company’s contractual cash obligation table as of December 31, 2018, that disclosed operating lease payments for the next five years and thereafter. We had no material capital leases as of December 31, 2018.

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating leases	$429.2	$138.4	$212.0	$63.3	$15.5

7. Equity-Based Compensation Plans

We reserved 2.5 million shares for issuance to key management personnel and directors under the 2019 long-term incentive and equity award plan. As of December 31, 2019, 1.9 million shares remain available for future issuance under this plan. The plan permits the issuance of restricted stock and stock units, as well as options, stock appreciation rights, and performance stock and performance stock unit awards. Awards under the plan can be generally satisfied in cash or shares at the discretion of the Board of Directors. According to the plan provisions, the stock units provide the holders the right to receive one share of our Common Stock upon vesting (and distribution) of one stock unit. The plan requires the exercise price of any option granted may not be less than the fair market value of a share of our Common Stock on the date of grant.

Performance Based Awards

In 2019, the Company granted performance stock and performance stock unit awards to key management personnel and directors, respectively, under its 2011 and 2019 long-term incentive plans.  In addition to meeting service conditions, these awards are to vest upon the attainment of a 30-day volume-weighted average share price equal to or greater than $11.75 of the Company’s common stock on or before December 31, 2020 (“Stock Price Goal”).  For key management personnel, typically half of their awards will vest 100% on the achievement of the Stock Price Goal and the remaining shares will vest on the 12-month anniversary of the same date.  In all cases, however, key management personnel must also continue to remain employed by the Company until shares vest to receive their performance stock awards.

In addition to meeting the Stock Price Goal, directors were required to serve on the Board until the earlier of the 2019 Annual Stockholders Meeting or June 30, 2019 (the “Board Service Requirement”).  All directors who received performance stock unit awards met the Board Service Requirement.  However, all but one of the current and former members of the Board of Directors who received these performance stock unit awards voluntarily forfeited their performance stock units in December 2019.

A summary of the 2019 performance-based unvested stock and performance-based unvested stock unit awards are presented in the following table:

	Shares/units (in thousands)	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2018	—	$—
Granted	2,927	$2.59
Forfeited	(642)	$3.20
Unvested at December 31, 2019	2,285	$2.42

The intrinsic value of unvested shares as of December 31, 2019 was $5.8 million. The Company records expense on a straight-line basis over the service period. For the year ended December 31, 2019, the Company recorded compensation expense for these stock awards of $2.6 million. Unrecognized compensation expense related to restricted stock awards of $2.9 million at December 31, 2019 is expected to be recognized over a weighted-average period of 0.4 years.

In 2015, the Company granted performance stock unit awards to employees under its 2015 long-term incentive plan. The awards provided a target number of stock units that vested equally over three years.

A summary of performance-based unvested stock unit activity is as follows:

	Units (in thousands)	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2016	261	$17.98
Vested	(141)	17.90
Forfeited	(6)	18.23
Unvested at December 31, 2017	114	$18.06
Vested	(114)	18.06
Forfeited	—	—
Unvested at December 31, 2018	—	$—
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2019	—	$—

The Company expenses the grant date fair value of the awards earned in the performance period over the respective service periods.  For the years ended December 31, 2018 and 2017, the Company recognized compensation expense of $0.1 million and $0.9 million, respectively.  These awards were fully expensed by February 2018.

Restricted Stock

A summary of the activity of our unvested restricted stock and stock unit awards are presented in the following table:

	Shares/units (in thousands)	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2016	1,175	$11.30
Granted	496	12.43
Vested and distributed	(306)	11.91
Forfeited	(58)	12.28
Unvested at December 31, 2017	1,307	$11.55
Granted	730	9.35
Vested and distributed	(457)	10.91
Forfeited	(164)	11.31
Unvested at December 31, 2018	1,416	$10.65
Granted	437	5.39
Vested and distributed	(779)	9.16
Forfeited	(81)	10.74
Unvested at December 31, 2019	993	$9.50

All of the members of the Board of Directors have deferred receipt of the Common Stock underlying some or all of the restricted stock units they have been awarded until a later date, such as when the director ceases to serve on the Board or, under certain circumstances, upon a change of control. Thus, while some of these restricted stock units have vested, the directors have not yet received the underlying Common Stock. For the years ended December 31, 2019, 2018, and 2017, the total number of restricted stock units that are vested but for which the underlying Common Stock has not been distributed was 500,000, 660,000, and 528,000, respectively; these shares are shown as unvested in the above table.

The intrinsic value of unvested shares as of December 31, 2019 was $2.5 million. The Company records expense on a straight-line basis over the vesting term. For the years ended December 31, 2019, 2018 and 2017, the Company recorded compensation expense for restricted stock awards of $3.6 million, $6.2 million, and $5.6 million, respectively. Unrecognized compensation expense related to restricted stock awards of $1.8 million at December 31, 2019 is expected to be recognized over a weighted-average period of 0.7 years.

The vesting provisions for the restricted stock and stock unit awards and the related number of shares granted during the year ended December 31 are as follows:

	Shares/units (in thousands)
Vesting Terms	2019	2018	2017
50% immediately and 50% on the 1 year anniversary of grant date	162	—	—
100% immediately	186	132	106
33.3% per year for three years	89	452	85
100% on February 14, 2020	—	—	305
100% on July 31, 2018	—	146	—
Total restricted stock and stock units granted	437	730	496

The fair value of non-vested shares is determined based on the closing trading price of our shares on the grant date. The fair value of shares vested and distributed during the years ended December 31, 2019, 2018 and 2017 was $7.1 million, $5.0 million, and $3.6 million, respectively.

The outstanding awards under our stock compensation plans are considered participating securities in our earnings per share calculation.

8. Income Taxes

We use the asset and liability method to reflect income taxes on our financial statements pursuant to ASC 740. We recognize deferred tax assets and liabilities by applying enacted tax rates to the differences between the carrying value of existing assets and liabilities and their respective tax basis and to loss carryforwards. Tax credit carryforwards are recorded as deferred tax assets. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the change occurs. We assess the validity of deferred tax assets and loss and tax credit carryforwards and provide valuation allowances when we determine it is more likely than not that such assets, losses, or credits will not be realized. We have not recognized deferred taxes relative to foreign subsidiaries’ earnings that are deemed to be permanently reinvested. Any related taxes associated with such earnings are not material.

Deferred tax liabilities (assets) were comprised of the following at December 31:

(in millions)	2019	2018
Depreciation	$99.5	$109.0
Right of use - leases	93.7	—
Deferred revenue	6.3	9.3
Intangibles	3.4	6.0
State taxes	19.6	19.9
Other	16.0	15.2
Deferred tax liabilities	238.5	159.4
Claims and insurance	(89.9)	(84.8)
Net operating loss carryforwards	(210.7)	(199.9)
Employee benefit accruals	(94.8)	(88.9)
Sale/leaseback transactions	(55.5)	(54.5)
Lease liabilities	(93.8)	—
Other	(28.4)	(20.6)
Deferred tax assets	(573.1)	(448.7)
Valuation allowance	334.0	291.1
Net deferred tax assets	(239.1)	(157.6)
Net deferred tax (asset) liability	$(0.6)	$1.8

The net deferred tax (asset) liability of ($0.6) million and $1.8 million as of December 31, 2019 and 2018, respectively, is included as a separate line item in each of the accompanying balance sheets. Current income tax payable was $1.6 million and $5.8 million as of December 31, 2019 and 2018, respectively, and is included in “Other current and accrued liabilities” in the accompanying balance sheets.

As of December 31, 2019, the Company has remaining federal net operating loss carryforwards of approximately $756.5 million. Deemed ownership changes that occurred in July 2011, in July 2013 and in January 2014 imposed annual and cumulative limits under the Code on the utilization of these carryforwards. These limits are not expected to inhibit the Company’s ability to utilize these losses over their carry forward periods. Carryforwards of $690.0 million incurred prior to 2018 expire between 2030 and 2037. Pursuant to the Tax Act, net operating losses incurred after 2017 are available to be carried forward indefinitely. As of December 31, 2019, the Company has general business and other credit carryforwards of approximately $0.1 million. These credit carryforwards will likely not be utilized and will expire between 2027 and 2031 if not used.

As of December 31, 2019 and 2018, a valuation allowance of $334.0 million and $291.1 million has been established for deferred tax assets because, based on available sources of future taxable income, it is more likely than not that those assets will not be realized.

A reconciliation between income taxes at the federal statutory rate and the consolidated effective tax rate follows:

	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State income taxes, net	(0.7%)	14.1%	(2.8)%
Foreign tax rate differential	(2.6%)	12.1%	(10.0)%
Permanent differences	(0.6%)	8.3%	(8.9)%
Valuation allowance	(17.7)%	(17.5)%	(48.6)%
Benefit from intraperiod tax allocation under ASC 740	—%	—%	73.5%
Net change in unrecognized tax benefits	0.6%	(0.9)%	0.5%
Other, net (primarily prior year return to provision)	4.0%	(1.6)%	1.6%
Effective tax rate	4.0%	35.5%	40.3%

The income tax provision (benefit) consisted of the following:

(in millions)	2019	2018	2017
Current:
Federal	$—	$—	$(0.9)
State	(3.3)	5.4	0.8
Foreign	2.0	6.8	6.0
Current income tax expense (benefit)	(1.3)	12.2	5.9

Deferred:
Federal	—	—	(13.3)
State	—	—	—
Foreign	(3.0)	(1.1)	0.1
Deferred income tax benefit	(3.0)	(1.1)	(13.2)

Income tax expense (benefit)	(4.3)	11.1	(7.3)

Based on the income (loss) before income taxes:
Domestic	(104.7)	13.6	(30.5)
Foreign	(3.6)	17.7	12.4
Income (Loss) before income taxes	$(108.3)	$31.3	$(18.1)

The Company applies the intraperiod tax allocation rules of ASC 740 to allocate income taxes among continuing operations, other comprehensive income (loss), and additional paid-in capital when our situation meets the criteria as prescribed in the rule. During 2017, the Company recognized $13.3 million of deferred benefit in the statement of consolidated operations and an equal and offsetting deferred tax expense in other comprehensive income (loss) included in the statement of consolidated comprehensive income (loss) due to the application of the exception within the intraperiod tax allocation rules. There was no domestic deferred benefit recognized in 2019 or 2018, as the exception did not apply. This allocation has no effect on total tax provision or total valuation allowance.

Uncertain Tax Positions

A rollforward of the total amount of unrecognized tax benefits for the years ended December 31 is as follows:

(in millions)	2019	2018
Unrecognized tax benefits at January 1	$59.2	$56.8

Increases related to:
Tax positions taken during a prior period	—	7.1
Tax positions taken during the current period	0.5	0.4

Decreases related to:
Tax positions taken during a prior period	(0.1)	(0.1)
Lapse of applicable statute of limitations	(1.1)	(4.8)
Settlements with taxing authorities	—	(0.2)

Unrecognized tax benefits at December 31	$58.5	$59.2

At December 31, 2019 and 2018, there are $9.8 million and $10.5 million of benefits that, if recognized, would affect the effective tax rate. We accrued interest of $0.9 million and $0.8 million for each of the years ended December 31, 2019 and 2018, respectively, and reversed $1.0 million and $0.3 million of previously accrued interest on uncertain tax positions during the years ended December 31, 2019 and 2018 for a net decrease of ($0.1) million for 2019 and a net increase $0.5 million for 2018, respectively. The reversals related primarily to statute expirations and other favorable resolution of prior uncertain positions. The total amount of interest accrued for uncertain tax positions is $2.7 million and $2.8 million as of December 31, 2019 and 2018. During the year ended December 31, 2019, we paid no amounts to settle audits. During the year ended December 31, 2018, we paid inconsequential amounts of tax and interest to settle state audits of tax years 2010 through 2014 for certain of our subsidiaries, and we reduced our previously recorded liability for unrecognized tax benefits accordingly. We have not accrued any penalties relative to uncertain tax positions. We have elected to treat interest and penalties on uncertain tax positions as “Interest expense” and “Other operating expenses”, respectively.

It is reasonably possible that the existing unrecognized tax benefits may decrease over the next twelve months by as much as $7.3 million as a result of developments in examinations, or from the expiration of statutes of limitation.

Tax years that remain subject to examination for our major tax jurisdictions as of December 31, 2019:

Statute remains open	2005-2018
Tax years currently under examination/exam completed	2005-2013
Tax years not examined	2014-2019

9. Business Segments

We report financial and descriptive information about our reportable operating segments on a basis consistent with that used internally for evaluating segment performance and allocating resources to segments. We evaluate performance primarily on operating income.

We charge management fees and other corporate service fees to our reporting segments based on the benefits received or an overhead allocation basis. Shared support functions include information technology, finance and accounting, legal, revenue management, risk management, procurement, and security. Corporate represents residual operating expenses of the holding company that are not attributable to any segment and remain unallocated. It also represents certain items that are permitted to be excluded from Adjusted EBITDA. Corporate identifiable assets primarily consist of cash and cash equivalents, restricted amounts held in escrow, information technology assets, and deferred debt issuance costs.  Intersegment revenue relates to transportation services between our segments.

We considered the disclosure requirements for revenue disaggregation guidance in ASC Topic 606 and noted that our segments disaggregate our revenues based on geographic and time-based factors as our Regional Transportation segment carriers operate in a smaller geographic footprint and have a shorter length of haul as compared to our YRC Freight segment.

As noted in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we will be moving to a single segment in 2020 and will make further analysis on revenue disaggregation at that time.

Revenue from foreign sources totaled $79.6 million, $104.1 million, and $99.3 million for the years ended December 31, 2019, 2018, and 2017, respectively, and is mainly derived from Canada and, to a lesser extent, Mexico. Long-lived assets located in foreign countries totaled $7.2 million, $6.5 million and $5.3 million at December 31, 2019, 2018, and 2017, respectively.

The following table summarizes our operations by business segment:

(in millions)	YRC Freight	Regional Transportation	Corporate/ Eliminations	Consolidated
2019
External revenue	$3,088.7	$1,782.7	$(0.2)	$4,871.2
Operating income (loss)	38.3	(4.8)	(17.3)	16.2
Identifiable assets	1,317.0	746.6	(232.0)	1,831.6
Acquisition of property and equipment	(89.6)	(45.5)	(8.1)	(143.2)
Proceeds from disposal of property and equipment	14.1	11.8	—	25.9
Depreciation and amortization	86.5	64.6	1.3	152.4
2018
External revenue	$3,197.3	$1,895.0	$(0.3)	$5,092.0
Operating income (loss)	85.0	70.7	(12.8)	142.9
Identifiable assets	973.6	626.4	17.1	1,617.1
Acquisition of property and equipment	(76.5)	(62.9)	(6.0)	(145.4)
Proceeds from disposal of property and equipment	35.8	0.6	—	36.4
Depreciation and amortization	82.2	65.0	0.5	147.7
2017
External revenue	$3,067.9	$1,823.4	$(0.3)	$4,891.0
Operating income (loss)	60.7	67.9	(9.6)	119.0
Identifiable assets	1,042.1	607.4	(64.0)	1,585.5
Acquisition of property and equipment	(66.6)	(36.6)	(0.1)	(103.3)
Proceeds from disposal of property and equipment	8.1	0.7	—	8.8
Depreciation and amortization	84.8	62.9	—	147.7

10. Shareholders’ Deficit

The following reflects the activity in the shares of our common stock for the years ended December 31:

Common Shares (in thousands)	2019	2018	2017
Beginning balance	33,090	32,733	32,473
Issuance of equity awards, net	625	357	260
Ending balance	33,715	33,090	32,733

The Company issued to the IBT one share of Series A Voting Preferred Stock that entitles the holder to elect two directors to the Company’s Board of Directors.

Our Term Loan agreement in place as of December 31, 2019, restricts the ability of YRC Worldwide to declare dividends on its outstanding capital stock.

11. Earnings (Loss) Per Share

We calculate basic earnings (loss) per share by dividing our net earnings (loss) available to common shareholders by our weighted-average shares outstanding at the end of the period. The calculation for diluted earnings (loss) per share adjusts the weighted average shares outstanding for our dilutive unvested shares and stock units using the treasury stock method. Our calculations for basic and dilutive earnings (loss) per share for the years ended December 31, 2019, 2018, and 2017 are as follows:

(dollars in millions, except per share data, shares and stock units in thousands)	2019	2018	2017
Basic and dilutive net income (loss)	$(104.0)	$20.2	$(10.8)

Basic weighted average shares outstanding	33,252	32,983	32,685
Effect of dilutive securities:
Unvested shares and stocks units(a)	—	876	—
Dilutive weighted average shares outstanding	33,252	33,859	32,685

Basic earnings (loss) per share(b)	$(3.13)	$0.61	$(0.33)
Diluted earnings (loss) per share(b)	$(3.13)	$0.60	$(0.33)

(a)	Includes unvested shares of Common Stock, unvested stock units, and vested stock units for which the underlying Common Stock has not been distributed.
(b)	Earnings (loss) per share is based on unrounded figures and not the rounded figures presented.

Given our net loss position for the year ended December 31, 2019 and 2017, there are no dilutive securities for this period.

Our anti-dilutive securities for the years ended December 31 are as follows:

(shares in thousands)	2019	2018	2017
Anti-dilutive unvested shares and options	610	51	8

12. Commitments, Contingencies, and Uncertainties

Department of Defense Complaints

In December 2018, the United States on behalf of the United States Department of Defense filed a Complaint in Intervention (“Complaint”) against the Company in the U.S. District in the Western District of New York captioned United States ex rel. James Hannum v. YRC Freight, Inc.; Roadway Express, Inc.; and Yellow Transportation, Inc., Civil Action No. 08-0811(A). The Complaint alleges that the Company violated the False Claims Act by overcharging the Department of Defense for freight carrier services by failing to comply with the contractual terms of freight contracts between the Department of Defense and the Company and related government procurement rules. The Complaint also alleges claims for unjust enrichment and breach of contract. Under the False Claims Act, the Complaint seeks treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts. The remaining common causes of action seek an undetermined amount for an alleged breach of contract or alternatively causes constituting unjust enrichment or a payment by mistake. The Company has moved to dismiss the case, and the court heard oral arguments on the motion on August 12, 2019. Management believes the Company has meritorious defenses and intends to vigorously defend this action. We are unable to estimate the possible loss, or range of possible loss, associated with these claims.

Class Action Securities Complaint

In January 2019, a purported class action lawsuit captioned Christina Lewis v. YRC Worldwide Inc., et al., Case No. 1:19-cv-00001, was filed in the United States District Court for the Northern District of New York against the Company and certain of our current and former officers. The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between March 10, 2014 and December 14, 2018. The complaint generally alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements relating to its freight billing practices as alleged in the Department of Defense complaint described above. The action includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees. The co-lead plaintiffs filed an amended complaint on June 14, 2019, and the defendants moved to dismiss it on July 15, 2019. The motion is fully briefed and awaiting decision. Management believes the Company has meritorious defenses and intends to vigorously defend this action. We are unable to estimate the possible loss, or range of possible loss, associated with these claims.

Shareholder Derivative Complaints

In May 2019, a putative shareholder filed an action derivatively and on behalf of the Company naming James L. Welch, Jamie G. Pierson, Stephanie D. Fisher, Raymond J. Bromark, Douglas A. Carty, William R. Davidson, Matthew A. Doheny, Robert L. Friedman, James E. Hoffman, Michael J. Kneeland, Patricia M. Nazemetz, and James F. Winestock individually as defendants and the Company as the nominal defendant. In an amended complaint, filed on October 15, 2019, Darren D. Hawkins was added as a defendant. The case is captioned Hastey v. Welch, et al., Case No. 2:19-cf-2266-KGG, and is pending in the United States District Court for the District of Kansas. The Complaint alleges that the Company was exposed to harm by the individual defendants’ purported conduct concerning its freight-billing practices as alleged in the Department of Defense Complaint and the Class Action Securities Complaint described above. The Complaint asserts that the individual defendants’ purported conduct violated Section 14(a) of the Securities Exchange Act of 1934 and that they breached their fiduciary duties, were unjustly enriched, and engaged in corporate waste. Motions to dismiss were filed on August 16, 2019 and, in response, Plaintiff filed the October 15, 2019 amended complaint. A motion to dismiss the amended complaint was filed on October 29, 2019.  Briefing on the motion was completed in early February 2020. Motions to intervene in the action were filed by putative shareholder Ameesh Bhandari on March 4, 2020, and by putative shareholders Shawn Miller and Jeremy Baldwin on March 6, 2020. The Complaint seeks damages on behalf of the Company.

In October 2019, another putative shareholder filed an action derivatively and on behalf of the Company in the United States District Court for the District of Delaware naming the same defendants as did the October 15, 2019 amended complaint in the Hastey case. The case is captioned Broughton v. Hawkins, et al. Case No. 1:19-cv-01958-UNA, and makes claims similar to those made in Hastey.  After a motion to dismiss the Broughton Complaint was filed on December 20, 2019, Plaintiff filed an unopposed motion for voluntary dismissal of her Complaint without prejudice on February 19, 2020. Plaintiff’s motion is pending Court approval.

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

13. Related Party Transactions

On June 11, 2018, the Company entered into an agreement with James L. Welch, who was then serving as Chief Executive Officer and as a member of the Board, for him to provide consulting services to the Company as part of its succession plan for the Chief Executive Officer role.  The consulting agreement became effective on August 1, 2018, immediately following Mr. Welch’s July 31, 2018 retirement, and terminated on July 31, 2019. Mr. Welch was paid $150,000 per annum as an independent contractor for his services, receiving $87,500 for consulting services performed during 2019 and $62,500 for consulting services performed in 2018.

14. Subsequent Events

On February 14, 2020, we closed on a real estate sale of a Regional Transportation facility. The sale generated $43.6 million in net cash proceeds, of which we retained $25.2 million. We have now received all $40.0 million in real estate proceeds that are not subject to mandatory prepayment under the New Term Loan. Our first quarter operating income results will reflect a $38.8 million property gain.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
YRC Worldwide Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of YRC Worldwide Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related statements of consolidated operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification 842, Leases.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the recognition of revenue as of January 1, 2018 due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers.

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

Kansas City, Missouri

March 11, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
YRC Worldwide Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited YRC Worldwide Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related statements of consolidated operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 11, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the December 31, 2019 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 11, 2020

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of December 31, 2019and has concluded that our disclosure controls and procedures were effective as of December 31, 2019.

In February 2016, the FASB issued ASC 842, Leases, which required lessees to recognize a right-to-use asset and a lease obligation for all leases.  The new standard became effective for the Company for its annual reporting period beginning January 1, 2019, including interim periods within that reporting period. The Company implemented controls over the adoption of the standard and implemented additional controls during 2019.

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2019 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment using those criteria, our management concluded that, as of December 31, 2019, our system of internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited our December 31, 2019 consolidated financial statements, has issued an audit report on our system of internal control over financial reporting. The KPMG LLP audit report is included herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G to Form 10-K, the information required by this item, other than information regarding (i) our executive officers, which is incorporated by reference to Part I of this Form 10-K under the heading “Executive Officers of the Registrant,” and (ii) our code of ethics, which is described below and titled the “Code of Business Conduct,” is included under the captions “Directors to be Elected by our Stockholders,” “Directors Selected by the Holder of our Series A Preferred Stock,” “Stockholder Proposals and Director Nomination for 2020 Annual Meeting,” “Structure and Functioning of the Board Audit & Ethics Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in our Proxy Statement related to the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Security Ownership of Management and Directors,” “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in our Proxy Statement related to the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Structure and Functioning of the Board” and “Certain Relationships and Related Transactions” in our Proxy Statement related to the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the caption “Audit and Audit-Related Fees” in our Proxy Statement related to the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The consolidated financial statements of the Company included under Item 8 - Financial Statements and Supplementary Data.

(a)(3) Exhibits

3.1.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on September 16, 2011, File No. 000-12255).

3.1.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on December 1, 2011, File No. 000-12255).

3.1.3	Certificate of Elimination of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed on December 1, 2011, File No. 000-12255).

3.1.4	Certificate of Designations of Series A Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on July 25, 2011, File No. 000-12255).

3.1.5

Certificate of Designations, Preferences, Powers and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed on July 25, 2011, File No. 000-12255).

3.1.6	Certificate of Amendment of the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on March 17, 2014, File No. 000-12255).

3.2	Amended and Restated Bylaws of the Company, adopted as of September 16, 2011 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed on September 16, 2011, File No. 000-12255).

3.3

Amendment to Amended and Restated Bylaws of the Company, adopted and effective as of July 29, 2019 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on August 2, 2019, File No. 000-12255).

(4) Instruments Defining the Right of Security Holders, Including Indentures

4.1*	Description of Common Stock

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

10.1.6

National Master Freight Agreement, effective May 14, 2019, among the International Brotherhood of Teamsters, YRC Inc., USF Holland LLC and New Penn Motor Express LLC  (Conformed copy for reference only) (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, File No. 000-12255).

10.2.1

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

10.2.2

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

10.2.3

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

10.3.1

Amended and Restated Credit Agreement, dated as of September 11, 2019, by and among the Company, as borrower, the subsidiaries of the borrower party thereto from time to time, the lenders from time to time party thereto, and Cortland Products Corp., as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, File No. 000-12255).

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

10.4.3

Amendment No. 2 to Loan and Security Agreement, dated as of June 28, 2016, by and among the Company, certain of the Company’s subsidiaries party thereto, the lenders party thereto and Citizens Business Capital as agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on June 30, 2016, File No. 000-12255).

10.4.4

Amendment No. 3 to Loan and Security Agreement by and among the Company, certain of the Company’s subsidiaries party thereto, the lenders party thereto and Citizens Business Capital as agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on January 31, 2018, File No. 000-12255).

10.4.5

Amendment No. 5 to Loan and Security Agreement by and among the Company, certain of the Company’s subsidiaries party thereto, the lenders party thereto and Citizens Business Capital as agent (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter-ended September 30, 2019, File No. 000-12255).

(10) Management Contracts, Compensatory Plans and Arrangements

10.5.1*	YRC Worldwide Inc. Fourth Amended and Restated Director Compensation Plan, effective February 28, 2020.

10.5.2

Form of Director Restricted Stock Unit Agreement for Non-Employee Director (incorporated by reference to

Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 000-12255).

10.5.3

Form of One-Time Restricted Stock Unit Award Agreement for Non-Employee Director (incorporated by reference to Exhibit 10.5.3 to Annual Report on Form 10-K for the year ended December 31, 2018, File No. 000-12255).

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

10.7.3*	YRC Worldwide Inc. 2019 Incentive and Equity Award Plan.

10.8.1

Form of Restricted Stock Agreement under YRC Worldwide Inc. 2011 Incentive and Equity Award Plan and successor plans thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on March 13, 2015, File No. 000-12255).

10.8.2

Form of Restricted Stock Agreement under YRC Worldwide Inc. 2011 Incentive and Equity Award Plan for 2019 performance awards on or after February 11, 2019 (incorporated by reference to Exhibit 10.8.2 to Annual Report on Form 10-K for the year ended December 31, 2018, File No. 000-12255).

10.8.3

Form of Restricted Stock Agreement for performance awards under YRC Worldwide Inc. 2019 Incentive and Equity Award Plan (incorporated by reference to Exhibit 10.8.3 to Annual report on Form 10-K for the year ended December 31, 2018, File No. 000-12255).

10.8.4

Restricted Stock Agreement between YRC Worldwide Inc. and James L. Welch, dated February 13, 2018 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on February 15, 2018, File No. 000-12255).

10.8.5

Form of Restricted Stock Agreement under YRC Worldwide Inc. 2019 Incentive and Equity Award Plan for 2019 CEO Grant (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File No. 000-12255.)

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

10.15*	Severance Agreement, dated January 2, 2020 between Stephanie D. Fisher and the Company.

10.16*	YRC Worldwide Amended and Restated Severance Plan, dated March 9, 2020.

21.1*	Subsidiaries of the Company.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Darren D. Hawkins pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Jamie G. Pierson pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Darren D. Hawkins pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Jamie G. Pierson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates documents filed herewith.
†	Confidential portions of this exhibit have been filed separately with the SEC pursuant to a request for confidential treatment.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YRC Worldwide Inc.

Date: March 11, 2020	By:	/s/ Darren D. Hawkins
Darren D. Hawkins
Chief Executive Officer

POWER OF ATTORNEY

Know all people by these presents, that each person whose signature appears below constitutes and appoints Darren D. Hawkins and Jamie G. Pierson, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, hereby confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Darren D. Hawkins	Chief Executive Officer and Director	March 11, 2020
Darren D. Hawkins

/s/ Jamie G. Pierson	Chief Financial Officer, Director and Principal Accounting Officer	March 11, 2020
Jamie G. Pierson

/s/ Douglas A. Carty	Director	March 11, 2020
Douglas A. Carty

/s/ William R. Davidson	Director	March 11, 2020
William R. Davidson

/s/ Matthew A. Doheny	Director	March 11, 2020
Matthew Doheny

/s/ James E. Hoffman	Director	March 11, 2020
James E. Hoffman

/s/ Patricia M. Nazemetz	Director	March 11, 2020
Patricia M. Nazemetz