Form 10-Q
period 2020-03-31
YRC Worldwide Inc.
filed 2020-05-11
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2020
Common Stock, $0.01 par value per share	37,145,903 shares

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(Amounts in millions except share and per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$103.9	$109.2
Restricted amounts held in escrow	2.0	—
Accounts receivable, net	525.2	464.4
Prepaid expenses and other	60.0	44.6
Total current assets	691.1	618.2
Property and Equipment:
Cost	2,728.9	2,761.6
Less – accumulated depreciation	(1,990.0)	(1,991.3)
Net property and equipment	738.9	770.3
Deferred income taxes, net	0.5	0.6
Operating lease right-of-use assets	355.5	386.0
Other assets	67.0	56.5
Total Assets	$1,853.0	$1,831.6
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$194.7	$163.7
Wages, vacations and employee benefits	212.2	195.9
Current operating lease liabilities	118.6	120.8
Claims and insurance accruals	111.8	120.4
Other accrued taxes	29.8	25.8
Other current and accrued liabilities	33.3	21.3
Current maturities of long-term debt	4.1	4.1
Total current liabilities	704.5	652.0
Other Liabilities:
Long-term debt and financing, less current portion	838.3	858.1
Pension and postretirement	230.5	236.5
Operating lease liabilities	223.0	246.3
Claims and other liabilities	290.5	279.9
Commitments and contingencies	—	—
Shareholders’ Deficit:
Cumulative preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	0.3	0.3
Capital surplus	2,334.7	2,332.9
Accumulated deficit	(2,308.1)	(2,312.4)
Accumulated other comprehensive loss	(368.0)	(369.3)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(433.8)	(441.2)
Total Liabilities and Shareholders’ Deficit	$1,853.0	$1,831.6

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

YRC Worldwide Inc. and Subsidiaries

For the Three Months Ended March 31

(Amounts in millions except per share data, shares in thousands)

(Unaudited)

	2020	2019
Operating Revenue	$1,150.4	$1,182.3
Operating Expenses:
Salaries, wages and employee benefits	720.2	718.2
Fuel, operating expenses and supplies	208.0	235.9
Purchased transportation	136.2	146.3
Depreciation and amortization	35.7	40.0
Other operating expenses	61.6	63.8
(Gains) losses on property disposals, net	(39.3)	1.6
Impairment charges	—	8.2
Total operating expenses	1,122.4	1,214.0
Operating Income (Loss)	28.0	(31.7)
Nonoperating Expenses:
Interest expense	28.3	27.0
Non-union pension and postretirement benefits	(1.6)	0.3
Other, net	(2.6)	(0.2)
Nonoperating expenses, net	24.1	27.1
Income (loss) before income taxes	3.9	(58.8)
Income tax benefit	(0.4)	(9.7)
Net income (loss)	4.3	(49.1)
Other comprehensive income, net of tax	1.3	3.5
Comprehensive Income (Loss)	$5.6	$(45.6)

Average Common Shares Outstanding - Basic	33,791	33,150
Average Common Shares Outstanding - Diluted	35,630	33,150

Earnings (Loss) Per Share - Basic	$0.13	$(1.48)
Earnings (Loss) Per Share - Diluted	$0.12	$(1.48)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the Three Months Ended March 31

(Amounts in millions)

(Unaudited)

	2020	2019
Operating Activities:
Net income (loss)	$4.3	$(49.1)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	35.7	40.0
Lease amortization and accretion expense	43.1	41.2
Lease payments	(38.1)	(36.4)
Equity-based compensation and employee benefits expense	5.6	5.3
(Gains) losses on property disposals, net	(39.3)	1.6
Impairment charges	—	8.2
Deferred income tax benefit, net	(0.4)	—
Other noncash items, net	4.0	0.8
Changes in assets and liabilities, net:
Accounts receivable	(61.0)	(42.1)
Accounts payable	14.9	12.8
Other operating assets	(3.9)	(20.0)
Other operating liabilities	19.5	(4.0)
Net cash used in operating activities	(15.6)	(41.7)
Investing Activities:
Acquisition of property and equipment	(12.4)	(32.6)
Proceeds from disposal of property and equipment	45.0	0.8
Net cash provided by (used in) investing activities	32.6	(31.8)
Financing Activities:
Repayment of long-term debt	(20.1)	(1.9)
Payments for tax withheld on equity-based compensation	(0.2)	(0.6)
Net cash used in financing activities	(20.3)	(2.5)
Net Decrease In Cash and Cash Equivalents and Restricted Amounts Held in Escrow	(3.3)	(76.0)
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, Beginning of Period	109.2	227.6
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, End of Period	$105.9	$151.6

Supplemental Cash Flow Information:
Interest paid	$(8.6)	$(13.3)
Income tax payment	(0.5)	(1.6)

The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT

YRC Worldwide Inc. and Subsidiaries

For the Three Months Ended March 31

(Amounts in millions)

(Unaudited)

	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2019	$—	$0.3	$2,332.9	$(2,312.4)	$(369.3)	$(92.7)	$(441.2)
Equity-based compensation	—	—	1.8	—	—	—	1.8
Net income	—	—	—	4.3	—	—	4.3
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.3	—	3.3
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	(1.9)	—	(1.9)
Balances at March 31, 2020	$—	$0.3	$2,334.7	$(2,308.1)	$(368.0)	$(92.7)	$(433.8)

	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2018	$—	$0.3	$2,327.6	$(2,208.4)	$(332.3)	$(92.7)	$(305.5)
Equity-based compensation	—	—	1.6	—	—	—	1.6
Net loss	—	—	—	(49.1)	—	—	(49.1)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.2	—	3.2
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	0.4	—	0.4
Balances at March 31, 2019	$—	$0.3	$2,329.2	$(2,257.5)	$(328.8)	$(92.7)	$(349.5)

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

YRC Worldwide provides for the movement of industrial, commercial and retail goods through our LTL subsidiaries including USF Holland LLC (“Holland”), New Penn Motor Express LLC (“New Penn”), USF Reddaway Inc. (“Reddaway”), YRC Inc. and YRC Freight Canada Company (both doing business as, and herein referred to as, “YRC Freight”). Our LTL companies provide regional, national and international services through a consolidated network of facilities located across the United States, Canada, and Puerto Rico. We also offer services through HNRY Logistics, Inc. (“HNRY Logistics”), our customer-specific logistics solutions provider, specializing in truckload, residential, and warehouse solutions.

At March 31, 2020, approximately 79% of our labor force is subject to collective bargaining agreements, which predominantly expire on March 31, 2024.

2. Basis of Presentation

The accompanying consolidated financial statements include the accounts of YRC Worldwide and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We report on a calendar year basis. The quarters of Holland and Reddaway consist of thirteen weeks that end on a Saturday either before or after the end of March, June and September, whereas all other companies’ quarters end on the natural calendar quarter end.

Covenant Compliance, Liquidity, and Ability to Continue as a Going Concern

The consolidated financial statements have been prepared on the going concern basis of accounting, which assumes the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, absent governmental assistance or a meaningful stabilization of the economy in the near-term, our ability to comply with our debt covenants for a period of one year from the date these financial statements have been issued, and our ability to generate sufficient cash flows and liquidity to fund operations raises substantial doubt about our ability to continue as a going concern, as defined in Accounting Standards Codification (“ASC”) 205-40, Going Concern. This interim financial information does not include any adjustments that might result from the outcome of this uncertainty.

During 2019, the freight industry experienced a recession.  This recession appeared to have stabilized in the first quarter of 2020. However, beginning the last two weeks of March our industry and the economy at-large experienced a precipitous and significant decline in economic activity due to the impact that the 2019 novel coronavirus disease (“COVID-19”).  The COVID-19 pandemic and related economic repercussions have created significant uncertainty and has resulted in a significant decrease in the volume that was expected during 2020 by both the Company and the industry as a whole. As COVID-19 is expected to negatively impact our liquidity levels, in order to maintain adequate liquidity to fund our operations, the Company began taking liquidity preservation actions in late March and early April including layoffs, furloughs, further eliminations of short-term incentive compensation and reductions in capital expenditures, and we have sought deferment of payments to various parties. As discussed further in Note 3, we also amended our New Term Loan Agreement to eliminate the vast majority of interest owed in cash for the first half of 2020. Further, we benefited from the support afforded to us under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which has provided temporary relief related to the payment of employer payroll taxes and non-union pension payments. Further actions are currently being pursued to preserve liquidity as necessary over the duration of the current economic downturn. Not all of these actions are within our control. Given the significant uncertainty arising from the COVID-19 pandemic and the related economic repercussions, there can be no assurance that our efforts to maintain adequate liquidity will be achieved.

Under the New Term Loan, we are required to maintain at least $200.0 million in Adjusted EBITDA on a trailing-twelve-month (“TTM”) basis measured each quarter until maturity. For the TTM period ended March 31, 2020, we achieved Adjusted EBITDA of $214.6 million. In April 2020, we amended the New Term Loan to waive the Adjusted EBITDA covenant for every quarter of the year through and including December 31, 2020. While we obtained relief from this covenant for the duration of 2020, based on current projections and primarily as a result that COVID-19 had on our business, we do not believe that our results of operations will allow us to comply with the minimum Adjusted EBITDA covenant at March 31, 2021, which is within twelve months of the issuance date of these financial statements. We intend to amend the New Term Loan again; however, obtaining an amendment is not within our control. If we are unable to comply with our covenants, the New Term Loan lenders may exercise their rights available to them under the New Term Loan credit agreement.

Segments

As noted in our 2019 annual report on Form 10-K, our Chief Operating Decision Maker began evaluating performance and business results, as well as making resource and operating decisions under the single segment view as a result of the business transformation that began during 2019.  As such, a single segment view is presented in this Form 10-Q.  See further details in our 2019 annual report as filed March 11, 2020.

Revenue Disaggregation

We considered the disclosure requirements for revenue disaggregation guidance in ASC Topic 606, Revenue from Contracts with Customers, and noted that our business transformation has led to one consolidated LTL network as we joined our national and regional operations and no longer measure revenues by geographies. The following table presents disaggregated revenue by revenue source between LTL shipments and total. LTL shipments are defined as shipments less than 10,000 pounds that move in our network.

	Three Months
Disaggregated Revenue (in millions)	2020	2019
LTL revenue	$1,050.7	$1,082.9
Other revenue	99.7	99.4
Total revenue	$1,150.4	$1,182.3

Reclassifications

Certain reclassifications have been made to prior year’s balances to conform with current year presentation, including lease payments previously reported in “Change in other operating liabilities” operating cash flows in the statement of consolidated cash flows are now reported in “Lease payments” in the operating cash flows.

Impact of Recently-Issued Accounting Standards

While there are recently issued accounting standards that are applicable to the Company, none of these standards are expected to have a material impact on our financial statements.

3. Debt and Financing

Our outstanding debt as of March 31, 2020 consisted of the following:

As of March 31, 2020 (in millions)	Par Value	Discount	Debt Issuance Costs	Book Value		Effective Interest Rate
New Term Loan	$580.6	$(25.7)	$(11.3)	$543.6	(a)	10.0%
ABL Facility	—	—	—	—
Secured Second A&R CDA	26.0	—	(0.1)	25.9		7.8%
Unsecured Second A&R CDA	45.2	—	(0.1)	45.1		7.8%
Lease financing obligations	228.1	—	(0.3)	227.8		16.2%
Total debt	$879.9	$(25.7)	$(11.8)	$842.4
Current maturities of Unsecured Second A&R CDA	(1.4)	—	—	(1.4)
Current maturities of lease financing obligations	(2.7)	—	—	(2.7)
Long-term debt	$875.8	$(25.7)	$(11.8)	$838.3
(a)

Variable interest rate of 1, 3 or 6-month LIBOR, with a floor of 1.0%, plus a fixed margin of 7.5%.  After entering into Amendment No. 1 of the New Term Loan on April 7, 2020, the interest rate was adjusted as described below.

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

On April 7, 2020, the Company and certain of its subsidiaries entered into Amendment No. 1 (the “Amendment”) to the New Term Loan Agreement as a result of expected future covenant and liquidity tightening due to unprecedented economic deterioration resulting from COVID-19 pandemic and shelter-in-place orders made across North America by various governmental entities and private enterprises.  The Amendment principally provides additional liquidity allowing the Company to defer quarterly interest payments for the quarter ended March 31, 2020 and the quarter ending June 30, 2020 with almost all of such interest to be paid-in-kind. The Amendment also provides for a waiver with respect to the Consolidated EBITDA financial covenant during each fiscal quarter during the fiscal year ending December 31, 2020. The interest rate was reset to a fixed 14% during the first six months of 2020.

Liquidity

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our asset-based loan facility (the “ABL Facility”) and any prospective net cash flow from operations. As of March 31, 2020, our maximum availability under our ABL Facility was $59.2 million, and our managed accessibility was $19.1 million. Maximum availability is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $341.3 million of outstanding letters of credit. Our Managed Accessibility of $19.1 million represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured at March 31, 2020.  The credit agreement governing the ABL Facility permits adjustments from eligible borrowing base cash to restricted cash prior to the compliance measurement date of April 15, 2020.  As of April 15, 2020, we moved $5.0 million of cash into restricted cash, as permitted under the ABL Facility, which effectively put our cash and cash equivalents and Managed Accessibility to $118.0 million as of March 31, 2020.

For the December 31, 2019 borrowing base certificate, which was filed in January of 2020, we transferred $29.0 million of cash into restricted cash to maintain the 10% threshold, as permitted under the ABL Facility, which transfer effectively put our cash and cash equivalents and Managed Accessibility to $80.4 million.

The table below summarizes cash and cash equivalents and Managed Accessibility as of March 31, 2020 and December 31, 2019:

(in millions)	March 31, 2020	December 31, 2019
Cash and cash equivalents	103.9	109.2
Less: amounts placed into restricted cash subsequent to period end	(5.0)	(29.0)
Managed Accessibility	19.1	0.2
Total cash and cash equivalents and Managed Accessibility	$118.0	$80.4

Covenants

The New Term Loan Agreement includes a financial covenant requirement for the Company to maintain a minimum of $200.0 million trailing-twelve-month (“TTM”) Adjusted EBITDA, measured quarterly. Consolidated Adjusted EBITDA, defined in our New Term Loan Agreement as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring charges, transaction costs related to issuances of debt, non-recurring consulting fees, non-cash impairment charges, integration costs, severance, non-recurring charges and the gains or losses from permitted dispositions, discontinued operations, and certain non-cash expenses, charges and losses (provided that if any of such non-cash expenses, charges or losses represents an accrual or reserve for potential cash items in any future period, the cash payment in respect thereof in such future period will be subtracted from Consolidated EBITDA in such future period to the extent paid). The definition was further modified under the New Term Loan Agreement such that certain expenses that qualify as adjustments are capped at 10.0% of the trailing-twelve-month Adjusted EBITDA, in aggregate. Adjustments subject to the 10.0% cap include, but are not limited to, restructuring charges, integration costs, severance, and non-recurring charges. Additionally, all net gains from the disposition of properties are excluded from the definition of Adjusted EBITDA, therefore any gains previously recognized in Adjusted EBITDA, as that term was previously defined in our SEC filings, in accordance with its definition in the Prior Term Loan Agreement, will not be included in the calculation of Adjusted EBITDA under the New Term Loan Agreement.

The Amendment provides for a waiver of the minimum Consolidated EBITDA financial covenant for the testing periods ending on each fiscal quarter in the fiscal year ending December 31, 2020.  The Amendment, however, requires that for the period commencing on the effective date of the Amendment and through the first fiscal quarter reporting period after January 1, 2021 in which Consolidated EBITDA for the TTM period ending as of the last day of such fiscal quarter is greater than $200.0 million (the “Specified Period”), the Company maintain $55.0 million of “Liquidity” (such amount being calculated as the Company’s and New Term Loan’s guarantors’ unrestricted cash on hand plus the amount of “Availability” (as defined in the loan agreement for the ABL Facility) to the extent such Availability could be borrowed under the ABL Facility) measured twice each week, also referred to herein as the “Liquidity covenant.”  The Amendment also provides for certain anti-cash hoarding covenants, which require mandatory prepayments of the term loans with the amount of any cash on the Company’s balance sheet in excess of $200.0 million to the extent the condition to make voluntary prepayments of term loans under the ABL Facility is satisfied, which prepayments could adversely affect our cash balances.

Risks and Uncertainties Regarding Compliance with Credit Facility Financial Covenants

Under the New Term Loan, we are required to maintain at least $200.0 million in Adjusted EBITDA on a TTM basis measured each quarter until maturity in June 2024.  For the TTM period ended March 31, 2020, we achieved Adjusted EBITDA of $214.6 million.  While we obtained relief from the minimum Adjusted EBITDA covenant for the duration of 2020 as a result of the Amendment, we do not believe that our results of operations will allow us to comply with this covenant at March 31, 2021, which is inside the next twelve months beyond the issuance date of these financial statements.

We also cannot provide assurances that we will be able to comply with the Liquidity financial covenant during the Specified Period provided for in the Amendment. While a number of actions are being taken to manage liquidity, the duration of the current economic slowdown is uncertain, and these actions may not be sufficient if the economic environment is impacted for a sustained period of time.

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	March 31, 2020		December 31, 2019
(in millions)	Book Value	Fair Value	Book Value	Fair Value
New Term Loan	$543.6	$566.1	$559.9	$559.3
ABL Facility	—	—	—	—
Lease financing obligations	227.8	221.3	231.3	233.7
Second A&R CDA	71.0	69.5	71.0	71.7
Total debt	$842.4	$856.9	$862.2	$864.7

The fair values of the New Term Loan and Second Amended and Restated Contribution Deferral Agreement (the “Second A&R CDA”) were estimated based on observable prices (level two inputs for fair value measurements). The fair value of the lease financing obligations are estimated using a publicly traded secured loan with similar characteristics (level three input for fair value measurement).

4. Leases

Leases (in millions)	Classification	March 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$355.5	$386.0
Finance lease assets	Net property and equipment	2.5	2.6
Total leased assets		$358.0	$388.6
Liabilities
Current
Operating	Current operating lease liabilities	$118.6	$120.8
Finance	Other current and accrued liabilities	0.2	0.2
Noncurrent
Operating	Operating lease liabilities	223.0	246.3
Finance	Claims and other liabilities	3.3	3.3
Total lease liabilities		$345.1	$370.6

Lease Cost (in millions)	Classification	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost(a)	Purchased transportation; Fuel, operating expenses and supplies	$43.1	$41.2
Short-term cost	Purchased transportation; Fuel, operating expenses and supplies	2.0	3.5
Variable lease cost	Purchased transportation; Fuel, operating expenses and supplies	2.4	1.5
Finance lease cost
Amortization of leased assets	Depreciation and amortization	0.1	0.2
Interest on lease liabilities	Interest expense	0.1	0.1
Total lease cost		$47.7	$46.5
(a)	Operating lease cost represents non-cash amortization of ROU assets and accretion of the discounted lease liabilities and is segregated on the statement of consolidated cash flows.

Remaining Maturities of Lease Liabilities	Operating Leases	Finance Leases	Total
2020	$114.6	$0.5	$115.1
2021	129.2	0.6	129.8
2022	77.8	0.6	78.4
2023	40.9	0.6	41.5
2024	16.3	0.7	17.0
After 2024	32.6	3.4	36.0
Total lease payments	$411.4	$6.4	$417.8
Less: Imputed Interest	69.8	2.9	72.7
Present value of lease liabilities	$341.6	$3.5	$345.1

Lease Term and Discount Rate (years and percent)	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate
Operating leases	3.6	11.0%
Finance leases	9.5	11.3%

Other Information (in millions)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases(a)	$38.0	$36.3
Operating cash flows from finance leases	0.1	0.1
Financing cash flows from finance leases	0.1	0.2
Leased assets obtained in exchange for new operating lease liabilities	$3.7	$19.1
(a)	Payments arising from operating leases are reported in operating activities on the statements of consolidated cash flows.

5. Employee Benefits

Qualified and Nonqualified Defined Benefit Pension Plans

The following table presents the components of our Company-sponsored pension plan costs for the three months ended March 31:

	Three Months
(in millions)	2020	2019
Interest cost	$9.6	$11.4
Expected return on plan assets	(14.9)	(14.3)
Amortization of prior service credit	(0.1)	(0.1)
Amortization of prior net pension loss	3.7	3.2
Total net periodic pension cost	$(1.7)	$0.2

We have contributed $2.1 million to our Company-sponsored pension plans through March 31, 2020. Under the CARES Act, we will not be making any additional contributions in 2020.  The $29.3 million in deferred payments will be required to be made on January 1, 2021.

6. Income Taxes

Our effective tax rate for the three months ended March 31, 2020 was (10.3%) compared to 16.5% for the three months ended March 31, 2019. The significant items impacting the 2020 rate include a benefit recognized due to application of the exception to the rules regarding intraperiod tax allocation, a net state and foreign tax provision, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2020. The significant items impacting the 2019 rate include a net state and foreign tax provision, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2019.   We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At March 31, 2020 and December 31, 2019, substantially all of our net deferred tax assets were subject to a valuation allowance.

7. Earnings (Loss) Per Share

We calculate basic earnings (loss) per share by dividing our net earnings (loss) available to common shareholders by our weighted-average shares outstanding at the end of the period. The calculation for diluted earnings (loss) per share adjusts the weighted average shares outstanding for our dilutive unvested shares and stock units using the treasury stock method. Our calculations for basic and dilutive earnings (loss) per share for three months ended March 31, 2020 and 2019 are as follows:

	Three Months
(dollars in millions, except per share data; shares and stock units in thousands)	2020	2019
Basic and dilutive net income (loss) available to common shareholders	$4.3	$(49.1)

Basic weighted average shares outstanding	33,791	33,150
Effect of dilutive securities:
Unvested shares and stock units(a)	1,839	—
Dilutive weighted average shares outstanding	35,630	33,150
Basic earnings (loss) per share(b)	$0.13	$(1.48)
Diluted earnings (loss) per share(b)	$0.12	$(1.48)
(a)	Includes unvested shares of Common Stock, unvested stock units and vested stock units for which the underlying Common Stock has not been distributed.
(b)	Earnings (loss) per share is based on unrounded figures and not the rounded figures presented.

At March 31, 2020 and 2019, our anti-dilutive unvested shares, options, and stock units were approximately 176,000 and 279,000, respectively.

8. Commitments, Contingencies and Uncertainties

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

Class Action Securities Complaint

In January 2019, a purported class action lawsuit captioned Christina Lewis v. YRC Worldwide Inc., et al., Case No. 1:19-cv-00001, was filed in the United States District Court for the Northern District of New York against the Company and certain of our current and former officers. The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between March 10, 2014 and December 14, 2018. The complaint generally alleged that the defendants had violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements relating to the Company’s freight billing practices as alleged in the Department of Defense complaint described above. The action included claims for damages, including interest, and an award of reasonable costs and attorneys’ fees. The co-lead plaintiffs filed an amended complaint on June 14, 2019, and the defendants moved to dismiss it on July 15, 2019. On March 27, 2020, the court granted defendants’ motion to dismiss in its entirety and entered judgment closing the case. The co-lead plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit on April 27, 2020.

Shareholder Derivative Complaint

In May 2019, a putative shareholder filed an action derivatively and on behalf of the Company naming James L. Welch, Jamie G. Pierson, Stephanie D. Fisher, Raymond J. Bromark, Douglas A. Carty, William R. Davidson, Matthew A. Doheny, Robert L. Friedman, James E. Hoffman, Michael J. Kneeland, Patricia M. Nazemetz, and James F. Winestock individually as defendants and the Company as the nominal defendant. In an amended complaint, filed on October 15, 2019, Darren D. Hawkins was added as a defendant. The case, captioned Hastey v. Welch, et al., Case No. 2:19-cv-2266-KGG, was filed in the United States District Court for the District of Kansas. The Complaint alleged that the Company was exposed to harm by the individual defendants’ purported conduct concerning its freight-billing practices as alleged in the Department of Defense Complaint and the Class Action Securities Complaint described above. The Complaint asserted that the individual defendants’ purported conduct violated Section 14(a) of the Securities Exchange Act of 1934 and that they breached their fiduciary duties, were unjustly enriched, and engaged in corporate waste. On March 30, 2020, the Court granted the Company’s and individual defendants’ motion to dismiss, dismissing Plaintiff’s Section 14(a) claim with prejudice, and declining to exercise supplemental jurisdiction over the remaining claims and thus dismissing them without prejudice. The Court further denied as moot motions to intervene in the action that had been filed by three putative shareholders.

In October 2019, another putative shareholder filed an action derivatively and on behalf of the Company in the United States District Court for the District of Delaware naming the same defendants as did the October 15, 2019 amended complaint in the Hastey case. The case is captioned Broughton v. Hawkins, et al. Case No. 1:19-cv-01958-UNA, and makes claims similar to those made in Hastey.  After a motion to dismiss the Broughton Complaint was filed on December 20, 2019, Plaintiff filed an unopposed motion for voluntary dismissal of her Complaint without prejudice on February 19, 2020. The court granted the motion on April 20, 2020.

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

9. Subsequent Events

On April 7, 2020, the Company and certain of its subsidiaries entered into an Amendment to the New Term Loan Agreement.  The Amendment provides for a waiver with respect to the Consolidated EBITDA financial covenant and allows the Company to defer quarterly interest payments, among other things, as further described in the “Debt and Financing” footnote to the consolidated financial statements.

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

•

our failure to comply with the covenants in the documents governing our existing and future indebtedness, including financial covenants under our senior credit facilities, in light of recent operating results;

•	the impact of COVID-19 on our results of operations, financial condition and cash flows;
•	general economic factors, including (without limitation) impacts of COVID-19 and customer demand in the retail and manufacturing sectors;
•	business risks and increasing costs associated with the transportation industry, including increasing equipment, operational and technology costs and disruption from natural disasters;
•	competition and competitive pressure on pricing;
•	the risk of labor disruptions or stoppages if our relationship with our employees and unions were to deteriorate;
•	changes in pension expense and funding obligations, subject to interest rate volatility;
•	increasing costs relating to our self-insurance claims expenses;
•	our ability to finance the maintenance, acquisition and replacement of revenue equipment and other necessary capital expenditures;
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

Consolidated Results of Operations — an analysis of our consolidated results of operations for the three months ended March 31, 2020 and 2019.

Certain Non-GAAP Financial Measures — presentation and an analysis of selected non-GAAP financial measures for the three months ended March 31, 2020 and 2019 and trailing-twelve-months ended March 31, 2020 and 2019.

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

We measure the performance of our business using several metrics, but rely primarily upon (without limitation) operating revenue, operating income (loss), and operating ratio. We also use certain non-GAAP financial measures as secondary measures to assess our operating performance.

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
o

EBITDA: a non-GAAP measure that reflects our earnings before interest, taxes, depreciation, and amortization expense. EBITDA is used for internal management purposes as a financial measure that reflects our core operating performance.

o

Adjusted EBITDA: a non-GAAP measure that reflects EBITDA, and further adjusts for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring charges, transaction costs related to issuances of debt, non-recurring consulting fees, non-cash impairment charges and the gains or losses from permitted dispositions, discontinued operations, and certain non-cash expenses, charges and losses (provided that if any of such non-cash expenses, charges or losses represents an accrual or reserve for potential cash items in any future period, the cash payment in respect thereof in such future period will be subtracted from Consolidated EBITDA in such future period to the extent paid). All references to “Adjusted EBITDA” throughout this section and the rest of this report refer to “Adjusted EBITDA” calculated under our New Term Loan Agreement (defined therein as “Consolidated EBITDA”) unless otherwise specified.  Consolidated EBITDA is also a defined term in our ABL Agreement and the definition there aligns with the prior definition of Consolidated EBITDA under the Prior Term Loan Agreement.  Adjusted EBITDA is used for internal management purposes as a financial measure that reflects our core operating performance, to measure compliance with financial covenants in our credit facilities and to determine certain management and employee bonus compensation.

We believe our presentation of EBITDA and Adjusted EBITDA is useful to investors and other users as these measures represent key supplemental information our management uses to compare and evaluate our core underlying business results, particularly in light of our leverage position and the capital-intensive nature of our business. Further, EBITDA is a measure that is commonly used by other companies in our industry and provides a comparison for investors to evaluate the performance of the companies in the industry.  Additionally, Adjusted EBITDA helps investors to understand how the company is tracking against our financial covenant in our term loan credit agreement as this measure is calculated as defined in our term loan credit agreement and serves as a driving component of our key financial covenant.

Our non-GAAP financial measures have the following limitations:

o	EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or fund principal payments on our outstanding debt;
o

Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or fund principal payments on our outstanding debt, letter of credit fees, restructuring charges, transaction costs related to the issuance of debt, non-cash expenses, charges or losses, or nonrecurring consulting fees, among other items;

o

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will generally need to be replaced in the future and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

o

Equity-based compensation is an element of our long-term incentive compensation package, although Adjusted EBITDA excludes employee equity-based compensation expense when presenting our ongoing operating performance for a particular period; and

o	Other companies in our industry may calculate Adjusted EBITDA differently than we do, potentially limiting its usefulness as a comparative measure.

Because of these limitations, our non-GAAP measures should not be considered a substitute for performance measures calculated in accordance with GAAP.  We compensate for these limitations by relying primarily on our GAAP results and use our non-GAAP measures as secondary measures.

COVID-19

The global outbreak of COVID-19 is expected to significantly impact our 2020 and 2021 results. The full extent of the outbreak, related business and travel restrictions and changes to behavior intended to reduce the virus’s spread are uncertain and continue to evolve. While transportation is an essential business, and we have continued to operate without any material business interruptions, there has been significant negative impact to the demand for transportations services.

Our shipping volumes did not begin to decrease until late March, and the rate of decline increased into the month of April.  Given the amount of economic uncertainty, including uncertainty about how and when federal, state and local governments will lift business and travel restrictions, it is difficult to predict how long we may experience negative year-over-year trends and when or if the economic recovery will begin.  Additionally, the demand for crude oil has seen a sharp decline during second quarter which will continue to put downward pressure on our fuel surcharge revenues. As shipping revenues decrease, the need to manage liquidity becomes increasingly important and actions the Company has taken and is currently taking are more fully described in Liquidity and Capital Resources.  As of the date of this filing, there have been no significant charges related to bad debt.

As we have not experienced any significant information technology outages that have impacted day-to-day operations, our control environment and operations continue to operate as they did before the outbreak of COVID-19.

Business Strategy Overview

During 2019, the Company launched a multi-year enterprise transformation strategy to achieve long-term profitability and cash flow. Our strategic roadmap was built upon the proven alliance of our LTL regional and national networks, as well as our recently launched multi-mode freight brokerage solutions, to provide a broad portfolio of freight and business services to our customers.

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

The primary focus for the next phase of the enterprise transformation strategy is to operationally transform the movement of freight through our network and the technology used in the process.  In the initial phase of our plan to optimize operations, which spanned most of 2019, two of our companies operate independently out of the same service center.  Under the New NMFA that was ratified on May 14, 2019, we have the opportunity to consolidate service centers across our operating companies to optimize utilization of our assets and resources. We believe service center consolidation presents the greatest opportunity for this initiative.  We launched our first consolidation in late 2019, with the emphasis of facility evaluation occurring in 2020.  By rationalizing the number of physical locations in the network while maintaining geographic coverage, we will improve density which should allow for improved service for our valued customers. We expect these efforts should allow us to recognize cost savings in our linehaul and pick-up and delivery operations due to improved density, increased asset utilization, and optimization of route planning and labor resources. Over time, this initiative should enhance service and strategically position our network for the growing demand of our customers and their supply chain needs, provide productivity improvements and streamline our cost structure as we seek to optimize resources across the network, in facilities, infrastructure and human capital.

Capital investment remains a top priority for us.  While ongoing investments in equipment and technology remain our primary use of operating cash flows, we understand the importance of balancing liquidity and our ongoing investments with the service and capacity we need to bring to the market. To properly execute on our transformation plan, we are committed to investing in technology in order to enhance the customer experience and improve our operational flexibilities. We intend to consolidate individual operating company systems into a single platform, with the end goal of improving profitability and the customer experience. By streamlining systems, we are providing our customers access to five brands through one network and one enterprise-wide service offering. We remain committed to long-term investment in revenue equipment, as liquidity allows, to improve the age of our fleet as there is an immediate return in improved fuel miles per gallon and reduced vehicle maintenance expense. While COVID-19 is expected to impact our ability to invest in revenue equipment in the short-run, we are not expecting the level of investment in technology to decrease, as it is key to the execution of our strategy.

Consolidated Results of Operations

The table below provides summary consolidated financial information for the first quarter 2020 and 2019:

	2020		2019		Percentage Change in Dollar Amounts
(Amounts in millions)	$	%	$	%	%
Operating Revenue	$1,150.4	100.0	$1,182.3	100.0	(2.7)
Operating Expenses:
Salaries, wages and employee benefits	720.2	62.6	718.2	60.7	0.3
Fuel, operating expenses and supplies	208.0	18.1	235.9	20.0	(11.8)
Purchased transportation	136.2	11.8	146.3	12.4	(6.9)
Depreciation and amortization	35.7	3.1	40.0	3.4	(10.8)
Other operating expenses	61.6	5.4	63.8	5.4	(3.4)
(Gains) losses on property disposals, net	(39.3)	(3.4)	1.6	0.1	NM*
Impairment charges	—	-	8.2	0.7	(100.0)
Total operating expenses	1,122.4	97.6	1,214.0	102.7	(7.5)
Operating Income (Loss)	28.0	2.4	(31.7)	(2.7)	188.3
Nonoperating Expenses:
Nonoperating expenses, net	24.1	2.1	27.1	2.3	(11.1)
Income (loss) before income taxes	3.9	0.3	(58.8)	(5.0)	106.6
Income tax benefit	(0.4)	(0.0)	(9.7)	(0.8)	95.9
Net Income (Loss)	$4.3	0.4	$(49.1)	(4.2)	108.8

*Not meaningful

First Quarter of 2020 Compared to the First Quarter of 2019

Results of operations in the first quarter of 2020 were impacted starting the last two weeks of March by the outbreak of COVID-19 as shipping volumes decreased significantly from typical levels. The short-run demand for transportation services has been negatively impacted as the outbreak has already had a material disruption on many of our customers across various industries. Global price wars in crude oil markets provided additional downward pressure on diesel prices that reduced the amount of fuel surcharge revenues the Company was able to price in our services.

Our consolidated operating revenue decreased $31.9 million, or 2.7% during the first quarter primarily as a result of the items noted above that negatively impacted volumes, base yield excluding fuel surcharge and fuel surcharge revenues.

With the downturn in volume the Company quickly reacted to reduce variable expenses including labor, fuel, maintenance, and purchased transportation, among others. Offsetting these variable expense decreases was an increase in contractual wage and benefit rates, as the New NMFA provided for contractual wage and benefit increases that started retroactive to April 1, 2019.  Salaries, wages and employee benefits expenses were impacted by these higher rates as they were not in place during the quarter ending March 31, 2019.

Total operating expenses decreased $91.6 million, or 7.5%, primarily as a result of decreases in variable expense and further details are provided below.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies decreased $27.9 million, or 11.8%, primarily due to an $11.3 million decrease in fuel expense, which was largely a result of lower fuel prices and fewer miles driven.  Additional decreases resulted from a $7.6 million decrease in other operating expenses related to vendor bankruptcy and settlement charges incurred in the prior year with no such expense in the current year and a $5.0 million reduction in professional fees.

Gains/losses on property disposals, net. Gains on property disposals of $39.3 million in the first quarter of 2020 were primarily the result of the sale of one real property.

Impairment charges. During the first quarter of 2019, we recorded an $8.2 million impairment charge that reflected the write-down of an intangible asset as a result of rebranding strategies, leading to the discontinued use of that tradename.

Our effective tax rate for the first quarter of 2020 and 2019 was (10.3%) and 16.5%, respectively. The significant items impacting the 2020 rate include a benefit recognized due to application of the exception to the rules regarding intraperiod tax allocation, a net state and foreign tax provision, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2020. The significant items impacting the 2019 rate include a net state and foreign tax provision, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2019. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset.   At March 31, 2020 and December 31, 2019, substantially all of our net deferred tax assets were subject to a valuation allowance.

The CARES Act contained certain income tax provisions intended to provide relief to taxpayers, but it will not have any significant impact on our tax rate, current or deferred tax provision, or cash taxes.

The table below summarizes the key revenue metrics for the first quarter of 2020 compared to the first quarter of 2019:

	First Quarter
	2020	2019	Percent Change(b)
Workdays	65.5	63.0

LTL picked up revenue (in millions)	$1,049.6	$1,086.3	(3.4)%
LTL tonnage (in thousands)	2,544	2,524	0.8%
LTL tonnage per workday (in thousands)	38.85	40.07	(3.0)%
LTL shipments (in thousands)	4,323	4,456	(3.0)%
LTL shipments per workday (in thousands)	66.00	70.73	(6.7)%
LTL picked up revenue per hundred weight	$20.63	$21.52	(4.2)%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$18.27	$19.02	(4.0)%
LTL picked up revenue per shipment	$243	$244	(0.4)%
LTL picked up revenue per shipment (excluding fuel surcharge)	$215	$215	(0.2)%
LTL weight per shipment (in pounds)	1,177	1,133	3.9%

Total picked up revenue (in millions)(a)	$1,141.4	$1,176.4	(3.0)%
Total tonnage (in thousands)	3,234	3,154	2.5%
Total tonnage per workday (in thousands)	49.37	50.07	(1.4)%
Total shipments (in thousands)	4,426	4,549	(2.7)%
Total shipments per workday (in thousands)	67.57	72.21	(6.4)%
Total picked up revenue per hundred weight	$17.65	$18.65	(5.4)%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$15.69	$16.52	(5.1)%
Total picked up revenue per shipment	$258	$259	(0.3)%
Total picked up revenue per shipment (excluding fuel surcharge)	$229	$229	(—)%
Total weight per shipment (in pounds)	1,461	1,387	5.4%

(in millions)	2020	2019
(a) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,150.4	$1,182.3
Change in revenue deferral and other	(9.0)	(5.9)
Total picked up revenue	$1,141.4	$1,176.4
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

Consolidated Adjusted EBITDA

The reconciliation of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA (defined in our New Term Loan Agreement as “Consolidated EBITDA”) for the first quarter of 2020 and 2019, and the trailing twelve months ended March 31, 2020 and 2019, is as follows:

	Three Months		Trailing Twelve Months Ended
(in millions)	2020	2019	March 31, 2020	March 31, 2019
Reconciliation of net income (loss) to Adjusted EBITDA(a):
Net income (loss)	$4.3	$(49.1)	$(50.6)	$(14.3)
Interest expense, net	28.2	26.5	111.6	105.5
Income tax expense (benefit)	(0.4)	(9.7)	5.0	14.3
Depreciation and amortization	35.7	40.0	148.1	150.0
EBITDA	67.8	7.7	214.1	255.5
Adjustments for New Term Loan Agreement:
(Gains) losses on property disposals, net	(39.3)	1.6	(54.6)	(22.4)
Non-cash reserve changes(b)	0.3	—	16.4	—
Impairment charges	—	8.2	—	8.2
Letter of credit expense	1.6	1.6	6.5	6.5
Permitted dispositions and other	0.2	(1.1)	0.4	(1.3)
Equity-based compensation expense	2.0	2.3	6.0	7.0
Loss on extinguishment of debt	—	—	11.2	—
Non-union pension settlement charge	—	—	1.8	10.9
Other, net	(1.6)	1.1	0.2	2.3
Expense amounts subject to 10% threshold(c)	3.1	8.7	12.6	25.5
Adjusted EBITDA prior to 10% threshold	34.1	30.1	214.6	292.2
Adjustments pursuant to TTM calculation(c)	—	—	—	—
Adjusted EBITDA	$34.1	$30.1	$214.6	$292.2
(a)	Certain reclassifications have been made to prior year to conform to current year presentation.
(b)	Non-cash reserve changes reflect the net non-cash reserve charge for union and non-union vacation, with such non-cash reserve adjustment to be reduced by cash charges in a future period when paid.
(c)

Pursuant to the New Term Loan Agreement, Adjusted EBITDA limits certain adjustments in aggregate to 10% of the trailing-twelve-month (“TTM”) consolidated Adjusted EBITDA, prior to the inclusion of amounts subject to the 10% threshold, for each period ending. Such adjustments include, but are not limited to, restructuring charges, integration costs, severance, and non-recurring charges. The limitation calculation is updated quarterly based on TTM Adjusted EBITDA, and any necessary adjustment resulting from this limitation, if applicable, will be presented here.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our asset-based loan facility and any prospective net cash flow from operations. As of March 31, 2020, our maximum availability under our ABL Facility was $59.2 million, and our managed accessibility was $19.1 million. Maximum availability is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $341.3 million of outstanding letters of credit. Our Managed Accessibility of $19.1 million represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured at March 31, 2020.  The credit agreement governing the ABL Facility permits adjustments from eligible borrowing base cash to restricted cash prior to the compliance measurement date of April 15, 2020.  As of April 15, 2020, we moved $5.0 million of cash into restricted cash, as permitted under the ABL Facility, which effectively put our cash and cash equivalents and Managed Accessibility to $118.0 million as of March 31, 2020.

For the December 31, 2019 borrowing base certificate, which was filed in January of 2020, we transferred $29.0 million of cash into restricted cash to maintain the 10% threshold, as permitted under the ABL Facility, which transfer effectively put our cash and cash equivalents and Managed Accessibility to $80.4 million.

The table below summarizes cash and cash equivalents and Managed Accessibility as of March 31, 2020 and December 31, 2019:

(in millions)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$103.9	$109.2
Less: amounts placed into restricted cash subsequent to period end	(5.0)	(29.0)
Managed Accessibility	19.1	0.2
Total cash and cash equivalents and Managed Accessibility	$118.0	$80.4

Outside of funding normal operations, our principal uses of cash include making contributions to our non-union pension plans, and meeting our other cash obligations including, but not limited to, paying principal and interest on our funded debt, making payments on our equipment leases, and funding capital expenditures.

As of March 31, 2020, we had $879.9 million in aggregate par value of outstanding indebtedness, the majority of which matures in approximately three to five years.  We also have future funding obligations for our various multi-employer health, welfare and pension funds and non-union pension plans. In addition, we have, and will continue to have, operating lease obligations. As of March 31, 2020, our operating lease payment obligations through 2030 totaled $411.4 million. For the first quarter of 2020, we entered into new operating leases for revenue equipment totaling $0.5 million in future lease payments, payable over an average lease term of four years.

Our capital expenditures for the first quarter of 2020 and 2019 were $12.4 million and $32.6 million, respectively. These amounts were principally used to fund the purchase of new and used revenue equipment, for capitalized costs to improve our technology infrastructure and to refurbish engines for our revenue fleet.  For the quarter ended March 31,2020, we entered into new operating lease commitments for revenue equipment with a capital equivalent value of $0.7 million.

In response to the uncertainty related to cash flows associated with COVID-19, the Company began taking liquidity preservation efforts late in the first quarter of 2020.  These measures include the reduction of capital expenditures, temporary deferrals of operating lease payments, union health & welfare payments, contributions to our non-union and multi-employer pension plans, among other items.  The funding to various pension funds is dependent on the economic environment, and as such, we are unable to determine the amount of contributions that will be made during 2020 at this time.

As of March 31, 2020, our Standard & Poor’s Corporate Family Rating was “B-” and Moody’s Investor Service Corporate Family Rating was “Caa1.” On April 6, 2020 Standard & Poor’s lowered our rating to “CCC+.”

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

In April 2020, we amended the New Term Loan Agreement.  The Amendment provides for a waiver of the minimum Consolidated EBITDA financial covenant for the testing periods ending on each fiscal quarter in the fiscal year ending December 31, 2020.  The Amendment, however, requires that for the period commencing on the effective date of the Amendment and through the first fiscal quarter reporting period after January 1, 2021 in which Consolidated EBITDA for the TTM period ending as of the last day of such fiscal quarter is greater than $200.0 million (the “Specified Period”), the Company maintain $55.0 million of “Liquidity” (such amount being calculated as the Company’s and New Term Loan’s guarantors’ unrestricted cash on hand plus the amount of “Availability” (as defined in the loan agreement for the ABL Facility) to the extent such Availability could be borrowed under the ABL Facility) measured twice each week.  The Amendment also provides for certain anti-cash hoarding covenants, which require mandatory prepayments of the term loans with the amount of any cash on the Company’s balance sheet in excess of

$200.0 million to the extent the condition to make voluntary prepayments of term loans under the ABL Facility is satisfied, which prepayments could adversely affect our cash balances.

Risks and Uncertainties Regarding Liquidity and Compliance with Credit Facility Financial Covenants

During 2019, the freight industry experienced a recession. This recession appeared to have stabilized in the first quarter of 2020. However, beginning the last two weeks of March our industry and the economy at-large experienced a precipitous and significant decline in economic activity due to the impact that COVID-19.  The COVID-19 pandemic and related economic repercussions have created significant uncertainty and has resulted in a significant decrease in the volume that was expected during 2020 by both the Company and the industry as a whole. As COVID-19 is expected to negatively impact our liquidity levels, in order to maintain adequate liquidity to fund our operations the Company began taking liquidity preservation actions in late March and early April including layoffs, furloughs, further eliminations of short-term incentive compensation and reductions in capital expenditures, and we have sought deferment of payments to various parties. As discussed further in Note 3, we also amended our New Term Loan Agreement to eliminate the vast majority of interest owed in cash for the first half of 2020. Further, we benefited from the support afforded to us under the CARES Act which has provided temporary relief related to the payment of employer payroll taxes and non-union pension payments. Further actions are currently being pursued to preserve liquidity as necessary over the duration of the current economic downturn. Not all of these actions are within our control. Given the significant uncertainty arising from the COVID-19 pandemic and the related economic repercussions, there can be no assurance that our efforts to maintain adequate liquidity will be achieved.

Under the New Term Loan, we are required to maintain at least $200.0 million in Adjusted EBITDA on a TTM basis measured each quarter until maturity.  For the TTM period ended March 31, 2020, we achieved Adjusted EBITDA of $214.6 million.  In April 2020, we amended the New Term Loan to waive the Adjusted EBITDA covenant for every quarter of the year through and including December 31, 2020. While we obtained relief from this covenant for the duration of 2020, based on current projections and primarily as a result that COVID-19 had on our business, we do not believe that our results of operations will allow us to comply with the minimum Adjusted EBITDA covenant at March 31, 2021, which is within twelve months of the issuance date of the financial statements included in this report. We intend to amend the New Term Loan again; however, obtaining an amendment is not within our control. If we are unable to comply with our covenants, the New Term Loan lenders may exercise their rights available to them under the New Term Loan credit agreement. As such, absent governmental assistance or a meaningful stabilization of the economy in the near term, our ability to comply with our debt covenants for a period of one year from the date these financial statements have been issued, and our ability to generate sufficient cash flows and liquidity to fund operations raises substantial doubt about our ability to continue as a going concern, as defined in ASC 205-40, Going Concern.

We also cannot provide assurances that we will be able to comply with the Liquidity financial covenant during the Specified Period provided for in the Amendment. While a number of actions are being taken to manage liquidity, the duration of the current economic slowdown is uncertain, and these actions may not be sufficient if the economic environment is impacted for a sustained period of time.

Cash Flows

Operating Cash Flow

Cash used in operating activities was $15.6 million during the first quarter of 2020, compared to $41.7 million of cash used during the first quarter of 2019.  The decrease in cash used was primarily attributable to timing differences in working capital accounts.

Investing Cash Flow

Cash provided by investing activities was $32.6 million during the first quarter of 2020 compared to $31.8 million used during the first quarter of 2019.  The increase of $62.3 million was largely driven by cash proceeds from the sale of real property as well as less capital spend on revenue equipment acquisitions.

Financing Cash Flow

Cash used in financing activities for the first quarter of 2020 and 2019 was $20.3 million and $2.5 million, respectively. The use of cash is primarily related to repayments on our long-term debt with proceeds from the sale of real property.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual cash obligations and other commercial commitments as of March 31, 2020.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of March 31, 2020:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
ABL Facility(a)	$10.3	$6.9	$3.4	$—	$—
Term Loan(b)	818.9	66.9	105.4	646.6	—
Lease financing obligations(c)	350.3	41.0	79.5	76.2	153.6
Pension deferral obligations(d)	86.3	6.9	79.4	—	—
Workers’ compensation and third-party liability claims obligations(e)	349.5	101.9	112.7	46.8	88.1
Operating leases(f)	411.4	148.7	185.7	46.5	30.5
Other contractual obligations(g)	23.0	19.5	3.2	0.3	—
Capital expenditure obligations(h)	2.0	2.0	—	—	—
Total contractual obligations	$2,051.7	$393.8	$569.3	$816.4	$272.2
(a)	The ABL Facility includes future payments for the letter of credit and unused line fees and are not included on the Company’s consolidated balance sheets.
(b)	The Term Loan includes principal and interest payments but excludes unamortized discounts.
(c)

The lease financing obligations include interest payments of $346.9 million and principal payments of $3.4 million. The remaining principal obligation is offset by the estimated book value of leased property at the expiration date of each lease agreement.

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

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event.

	Amount of Commitment Expiration Per Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
ABL Facility availability(a)	$59.2	$—	$59.2	$—	$—
Letters of credit(b)	341.3	—	341.3	—	—
Surety bonds(c)	119.3	96.3	23.0	—	—
Total commercial commitments	$519.8	$96.3	$423.5	$—	$—
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and fuel price volatility. The risk inherent in our market risk-sensitive instruments and positions is the potential loss or increased expense arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk-sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of March 31, 2020 and have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” note to our consolidated financial statements included with this quarterly report on Form 10-Q, and that discussion is incorporated by reference herein.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and as discussed in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

Business Risks

The widespread outbreak of an illness or any other communicable disease, including the effects of pandemics, or any other public health crisis, as well as regulatory measures implemented in response to such events, could adversely affect our business, results of operations, financial condition and cash flows.

Our business could be negatively impacted by the widespread outbreak of an illness or any other communicable disease or other public health crisis. Measures intended to prevent the spread of a health epidemic could also have an adverse effect on our business.

The COVID-19 pandemic has, and is expected to continue to, adversely impact economic activity and conditions worldwide and created significant volatility and disruption to financial markets. Efforts to control the spread of COVID-19 have led governments and other authorities to impose restrictions such as travel bans and limits, quarantines, shelter-in-place orders, increased border and port controls and closures and shutdowns which have resulted in business closures and disrupted supply chains worldwide. The COVID-19 pandemic and measures taken to prevent its spread have negatively impacted demand for our services, and thus our shipment and tonnage levels, and has prevented us from delivering some freight in our network due to recipients that have closed their businesses to deliveries during the COVID-19 pandemic. There is considerable uncertainty regarding such measures and potential future measures, all of which could result in lower volume and negatively impact our operational results and our liquidity.

We are continuing to monitor developments involving our workforce, customers and third-party service providers. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and will depend on future developments, including the duration and severity of the pandemic and government restrictions imposed in response to the pandemic. An extended period of economic disruption and resulting declines in industrial production and manufacturing, consumer spending, and demand for our services, as well as the ability of our customers and other business partners to fulfill their obligations, could have a material adverse effect on our results of operations, financial condition and cash flows.

The U.S. government has announced several programs that are intended to assist businesses during the COVID-19 pandemic.

Certain programs are not fully developed or available at this time. Even if we were able to qualify for such assistance, we cannot predict the manner in which any assistance would be allocated or administered and we cannot assure you that we would be able to access such assistance in a timely manner or at all. Certain of the benefits under these U.S. governmental programs have not previously been administered on the present scale or at all. Government or third party program administrators may be unable to cope with the volume of applications in the near term and any benefits we may receive may not be as extensive as those for which we might apply, may impose additional conditions and restrictions on our operations or may otherwise provide less relief than we would contemplate. We cannot assure that any such government crisis relief assistance, if we were to choose to accept it, will not significantly limit our corporate activities or be on terms that are favorable to us. Such restrictions and terms could adversely impact our business and operations.

Our description of risks related to general economic factors, including national health epidemics, are also described under “Item 1A. Risk Factors” in our 2019 annual report on Form 10-K within the risk factor titled “We are subject to general economic factors that are largely out of our control, any of which could have a material adverse effect on our business, financial condition and results of operations.”

Financial and Liquidity Risks

Our failure to comply with the covenants in the documents governing our existing and future indebtedness could materially adversely affect our financial condition and liquidity.

The documents governing our indebtedness contain financial covenants, affirmative covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. In particular, our amended New Term Loan Agreement contains a financial covenant as described below. Our ABL Facility also contains certain affirmative and negative covenants with which we must comply. Our trailing-twelve-months Adjusted EBITDA and our liquidity (as described below) as of March 31, 2020 was $214.6 million and $118.0 million, respectively.

On April 7, 2020, we entered into the Amendment to our New Term Loan Agreement that provides for a waiver of the minimum Consolidated EBITDA financial covenant for the testing periods ending on each fiscal quarter in the fiscal year ending December 31, 2020.  The Amendment, however, requires that for the period commencing on the effective date of the Amendment and through the first fiscal quarter reporting period after January 1, 2021 in which Consolidated EBITDA for the TTM period ending as of the last day of such fiscal quarter is greater than $200.0 million, also referred to as the “Specified Period”, the Company maintain $55.0 million of “Liquidity” (such amount being calculated as the Company’s and New Term Loan’s guarantors’ unrestricted cash on hand plus the amount of “Availability” (as defined in the loan agreement for the “ABL Facility”) to the extent such Availability could be borrowed under the ABL Facility measured twice each week, also referred to as the “Liquidity covenant.”  The Amendment also provides for certain anti-cash hoarding covenants, which require mandatory prepayments of the term loans with the amount of any cash on the Company’s balance sheet in excess of $200.0 million to the extent the condition to make voluntary prepayments of term loans under the ABL Facility is satisfied, which prepayments could adversely affect our cash balances.

While we obtained relief from the minimum Consolidated EBITDA covenant for the duration of 2020 as a result of the Amendment, we do not believe that our results of operations will allow us to comply with this covenant at March 31, 2021, which is inside the next twelve months beyond the issuance date of the financial statements included in this report.  We also cannot provide assurances that we will be able to comply with the Liquidity financial covenant during the Specified Period provided for in the Amendment. Therefore, we have substantial doubt about our ability to continue as a going concern as defined by Accounting Standards Codification (“ASC”) 205-40, Going Concern.

Adjusted EBITDA (defined in our New Term Loan Agreement as “Consolidated EBITDA”) is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring charges, transaction costs related to issuances of debt, non-recurring consulting fees, non-cash impairment charges, integration costs, severance, non-recurring charges and the gains or losses from permitted dispositions, discontinued operations, and certain non-cash expenses, charges and losses (provided that if any of such non-cash expenses, charges or losses represents an accrual or reserve for potential cash items in any future period, the cash payment in respect thereof in such future period will be subtracted from Adjusted EBITDA in such future period to the extent paid). As compared to the definition of Adjusted EBITDA in our Prior Term Loan Agreement, certain expenses that qualify as adjustments are capped at 10.0% of the TTM Adjusted EBITDA. Adjustments subject to the 10.0% cap include, but are not limited to, restructuring charges, integration costs, severance, and non-recurring charges. Additionally, all net gains from the disposition of properties are excluded from the definition of Adjusted EBITDA, therefore any gains previously recognized in Adjusted EBITDA, as that term was previously defined in our SEC filings prior to our Quarterly Report on Form 10-Q for the quarter ended September 30 2019 in accordance with its definition in the Prior Term Loan Agreement, will not be included in the calculation of Adjusted EBITDA under the New Term Loan Agreement.

Our ability to meet the minimum Liquidity requirement while it is applicable and our minimum TTM Adjusted EBITDA requirement when that covenant holiday passes (collectively, the “Financial Covenants”) is dependent upon governmental assistance or substantial improvements of the national economy restoring economic activity consistent with levels experienced before the outbreak of COVID-19.  We will need to further reduce costs if we have lower shipping volumes in order to offset the contractual wage and benefit increases under the New NMFA. As necessary, we will extend and supplement the actions we have taken that impact our forecasted performance.

In addition to our cash interest savings on the first two quarterly interest payments of 2020, by paying almost all of such interest in-kind, provided under the Amendment, we have taken actions to protect liquidity that include headcount reductions commensurate with our current volume levels, a hiring freeze on new and replacement positions, temporary elimination of short-term incentive compensation, and significant reductions in discretionary spend. Significant adverse conditions, which may result from the effects of COVID-19, changes in global trade policies or increased contraction in the general economy, may impact our ability to satisfy the Financial Covenants. If we are unable to achieve the results required to comply with the applicable Financial Covenants in one or more quarters over the next twelve months, we may be required to take specific actions, including but not limited to, additional reductions in headcount, targeted procurement initiatives and accelerated implantation of network optimization to reduce operating costs, as well as specific initiatives in the areas of pricing and customer engagement, and other operational actions to improve productivity and efficiency, as well as increased volume. We also intend to seek additional assistance under new and developing U.S. governmental programs intended to provide relief from the COVID-19 pandemic. Not all of these actions are within our control. Further, we may need to seek another waiver or amendment from our lenders under the New Term Loan Agreement prior to the March 31, 2021 covenant calculation. If we are unable to satisfy our financial covenants or obtain a waiver or an amendment from our lenders, or take other remedial measures, we will be in default under our credit facilities, which would enable lenders thereunder to accelerate the repayment of amounts outstanding and exercise remedies with respect to the collateral. If our lenders under our credit facilities demand payment, we will not have sufficient cash to repay such indebtedness. In addition, a default under our credit facilities or the lenders exercising their remedies thereunder could trigger cross-default provisions in our other indebtedness and certain other operating agreements as well as increase our funding obligations under our pension plans. Our ability to amend our credit facilities or otherwise obtain waivers from our lenders depends on matters that are outside of our control and there can be no assurance that we will be successful in that regard. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity.

Item 5.  Other Information

None.

Item 6. Exhibits

10.1*

Amendment No. 1 to Credit Agreement, dated April 7, 2020, by and among the Company, as borrower, the subsidiaries of the borrower party thereto from time to time, the lenders from time to time party thereto, and Cortland Products Corp., as administrative agent and collateral agent for the lenders.

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

YRC WORLDWIDE INC.

Date: May 11, 2020	/s/ Darren D. Hawkins
Darren D. Hawkins
Chief Executive Officer

Date: May 11, 2020	/s/ Jamie G. Pierson
Jamie G. Pierson
Chief Financial Officer