Form 10-Q
period 2020-06-30
YRC Worldwide Inc.
filed 2020-08-03
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2020
Common Stock, $0.01 par value per share	53,283,698 shares

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(Amounts in millions except share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$264.2	$109.2
Restricted amounts held in escrow	56.0	—
Accounts receivable, net	496.2	464.4
Prepaid expenses and other	42.9	44.6
Total current assets	859.3	618.2
Property and Equipment:
Cost	2,716.0	2,761.6
Less – accumulated depreciation	(2,002.3)	(1,991.3)
Net property and equipment	713.7	770.3
Deferred income taxes, net	0.5	0.6
Operating lease right-of-use assets	319.2	386.0
Other assets	43.9	56.5
Total Assets	$1,936.6	$1,831.6
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$195.7	$163.7
Wages, vacations and employee benefits	333.2	195.9
Current operating lease liabilities	114.0	120.8
Claims and insurance accruals	111.0	120.4
Other accrued taxes	25.6	25.8
Other current and accrued liabilities	19.2	21.3
Current maturities of long-term debt	3.6	4.1
Total current liabilities	802.3	652.0
Other Liabilities:
Long-term debt and financing, less current portion	871.1	858.1
Pension and postretirement	225.9	236.5
Operating lease liabilities	214.0	246.3
Claims and other liabilities	290.2	279.9
Commitments and contingencies	—	—
Shareholders’ Deficit:
Cumulative preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	0.3	0.3
Capital surplus	2,335.5	2,332.9
Accumulated deficit	(2,345.2)	(2,312.4)
Accumulated other comprehensive loss	(364.8)	(369.3)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(466.9)	(441.2)
Total Liabilities and Shareholders’ Deficit	$1,936.6	$1,831.6

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE LOSS

YRC Worldwide Inc. and Subsidiaries

For the Three and Six Months Ended June 30

(Amounts in millions except per share data, shares in thousands)

(Unaudited)

	Three Months		Six Months
	2020	2019	2020	2019
Operating Revenue	$1,015.4	$1,272.6	$2,165.8	$2,454.9
Operating Expenses:
Salaries, wages and employee benefits	647.9	782.3	1,368.1	1,500.5
Fuel, operating expenses and supplies	162.7	228.3	370.7	464.2
Purchased transportation	126.0	158.0	262.2	304.3
Depreciation and amortization	34.2	38.5	69.9	78.5
Other operating expenses	55.2	57.4	116.8	121.2
Gains on property disposals, net	(6.0)	(6.2)	(45.3)	(4.6)
Impairment charges	—	—	—	8.2
Total operating expenses	1,020.0	1,258.3	2,142.4	2,472.3
Operating Income (Loss)	(4.6)	14.3	23.4	(17.4)
Nonoperating Expenses:
Interest expense	40.2	28.2	68.5	55.2
Non-union pension and postretirement benefits	(1.6)	0.5	(3.2)	0.8
Other, net	1.4	0.1	(1.2)	(0.1)
Nonoperating expenses, net	40.0	28.8	64.1	55.9
Loss before income taxes	(44.6)	(14.5)	(40.7)	(73.3)
Income tax expense (benefit)	(7.5)	9.1	(7.9)	(0.6)
Net loss	(37.1)	(23.6)	(32.8)	(72.7)
Other comprehensive income, net of tax	3.2	2.0	4.5	5.5
Comprehensive Loss	$(33.9)	$(21.6)	$(28.3)	$(67.2)

Average Common Shares Outstanding - Basic	34,021	33,247	33,906	33,199
Average Common Shares Outstanding - Diluted	34,021	33,247	33,906	33,199

Loss Per Share - Basic	$(1.09)	$(0.71)	$(0.97)	$(2.19)
Loss Per Share - Diluted	$(1.09)	$(0.71)	$(0.97)	$(2.19)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the Six Months Ended June 30

(Amounts in millions)

(Unaudited)

	2020	2019
Operating Activities:
Net loss	$(32.8)	$(72.7)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	69.9	78.5
Lease amortization and accretion expense	83.5	82.3
Lease payments	(55.7)	(75.4)
Paid-in-kind interest	38.8	—
Equity-based compensation and employee benefits expense	10.5	9.5
Gains losses on property disposals, net	(45.3)	(4.6)
Impairment charges	—	8.2
Deferred income tax benefit, net	0.1	(1.6)
Other noncash items, net	4.8	2.1
Changes in assets and liabilities, net:
Accounts receivable	(31.9)	(67.2)
Accounts payable	22.0	5.3
Other operating assets	8.6	(4.5)
Other operating liabilities	141.1	10.6
Net cash provided by (used in) operating activities	213.6	(29.5)
Investing Activities:
Acquisition of property and equipment	(24.1)	(70.6)
Proceeds from disposal of property and equipment	54.1	8.3
Net cash provided by (used in) investing activities	30.0	(62.3)
Financing Activities:
Repayment of long-term debt	(28.2)	(17.5)
Debt issuance costs	(3.8)	—
Payments for tax withheld on equity-based compensation	(0.6)	(0.8)
Net cash used in financing activities	(32.6)	(18.3)
Net Increase (Decrease) In Cash and Cash Equivalents and Restricted Amounts Held in Escrow	211.0	(110.1)
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, Beginning of Period	109.2	227.6
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, End of Period	$320.2	$117.5

Supplemental Cash Flow Information:
Interest paid	$(22.1)	$(50.6)
Income tax payment	(0.6)	(2.5)

The accompanying notes are an integral part of these statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT

YRC Worldwide Inc. and Subsidiaries

For the Three and Six Months Ended June 30

(Amounts in millions)

(Unaudited)

	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2019	$—	$0.3	$2,332.9	$(2,312.4)	$(369.3)	$(92.7)	$(441.2)
Equity-based compensation	—	—	1.8	—	—	—	1.8
Net income	—	—	—	4.3	—	—	4.3
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.3	—	3.3
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	(1.9)	—	(1.9)
Balances at March 31, 2020	$—	$0.3	$2,334.7	$(2,308.1)	$(368.0)	$(92.7)	$(433.8)
Equity-based compensation	—	—	0.8	—	—	—	0.8
Net loss	—	—	—	(37.1)	—	—	(37.1)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	2.4	—	2.4
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	0.9	—	0.9
Balances at June 30, 2020	$—	$0.3	$2,335.5	$(2,345.2)	$(364.8)	$(92.7)	$(466.9)

	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2018	$—	$0.3	$2,327.6	$(2,208.4)	$(332.3)	$(92.7)	$(305.5)
Equity-based compensation	—	—	1.6	—	—	—	1.6
Net loss	—	—	—	(49.1)	—	—	(49.1)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.2	—	3.2
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	0.4	—	0.4
Balances at March 31, 2019	$—	$0.3	$2,329.2	$(2,257.5)	$(328.8)	$(92.7)	$(349.5)
Equity-based compensation	—	—	1.0	—	—	—	1.0
Net loss	—	—	—	(23.6)	—	—	(23.6)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	1.6	—	1.6
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	0.5	—	0.5
Balances at June 30, 2019	$—	$0.3	$2,330.2	$(2,281.1)	$(326.8)	$(92.7)	$(370.1)

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

At June 30, 2020, approximately 80% of our labor force is subject to collective bargaining agreements, which predominantly expire on March 31, 2024.

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

	Three Months		Six Months
Disaggregated Revenue (in millions)	2020	2019	2020	2019
LTL revenue	$920.5	$1,176.1	1,971.2	$2,265.9
Other revenue	94.9	96.5	194.6	189.0
Total revenue	$1,015.4	$1,272.6	$2,165.8	$2,454.9

Fair Value of Financial Instruments

The following table summarizes the fair value hierarchy of our financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2020:

		Fair Value Measurement at June 30, 2020
(in millions)	Total Carrying Value	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Restricted amounts held in escrow-current	$56.0	$56.0	$—	$—
Total assets at fair value	$56.0	$56.0	$—	$—

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

3. Debt and Financing

Our outstanding debt as of June 30, 2020 consisted of the following:

As of June 30, 2020 (in millions)	Par Value	Discount	Debt Issuance Costs	Book Value		Effective Interest Rate
New Term Loan	$613.5	$(23.9)	$(10.7)	$578.9	(a)	15.1%
ABL Facility	—	—	—	—
Secured Second A&R CDA	24.8	—	(0.1)	24.7		7.8%
Unsecured Second A&R CDA	45.2	—	(0.1)	45.1		7.8%
Lease financing obligations	226.3	—	(0.3)	226.0		16.6%
Total debt	$909.8	$(23.9)	$(11.2)	$874.7
Current maturities of Unsecured Second A&R CDA	(1.4)	$—	$—	(1.4)
Current maturities of lease financing obligations	(2.2)	$—	$—	(2.2)
Long-term debt	$906.2	$(23.9)	$(11.2)	$871.1
(a)

Effective rate noted is as of June 30, 2020. Due to the Second New Term Loan Amendment, the rate effective for the third quarter will be a variable interest rate of 1, 3 or 6-month LIBOR, with a floor of 1.0%, plus a fixed margin of 7.5%.

US Treasury Loan

On July 7, 2020, the Company and certain of its subsidiaries, as guarantors (the “Term Guarantors”), entered into the UST Tranche A Term Loan Credit Agreement (the “Tranche A UST Credit Agreement”) with The Bank of New York Mellon, as administrative agent and collateral agent and the UST Tranche B Term Loan Credit Agreement (the “Tranche B UST Credit Agreement” and together with the Tranche A UST Credit Agreement, the “UST Credit Agreements”) with The Bank of New York Mellon, as administrative agent and collateral agent, pursuant to which the United State Treasury (“UST”) will lend an aggregate of $700.0 million to the Company pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The obligations of the Company under the UST Credit Agreements are unconditionally guaranteed by the Term Guarantors.

The UST Credit Agreements have maturity dates of September 30, 2024, with a single payment at maturity of the outstanding balance.  The Tranche A UST Credit Agreement consists of a $300.0 million term loan and bears interest at a rate of Eurodollar rate plus a margin of 3.5% per annum, consisting of 1.50% in cash and the remainder paid-in-kind.  Proceeds from the Tranche A UST Credit Agreement will primarily be used to meet the Company’s contractual obligations and maintain working capital. The Tranche B UST Credit Agreement consists of a $400.0 million term loan and bears interest at a rate of Eurodollar rate plus a margin of 3.5% per annum, paid in cash. Proceeds from the Tranche B UST Credit Agreement will be used predominantly for the acquisition of tractors and trailers.  Each agreement requires that the Company must maintain minimum “Liquidity” (defined in the UST Credit Agreements to indicate that such amount is calculated as the Company’s unrestricted cash on hand plus the amount of “Availability” (as defined in the loan agreement for the ABL Facility) to the extent such Availability could be borrowed under the ABL Facility) of $125.0 million and a minimum Adjusted EBITDA commencing with the fiscal quarter ending December 31, 2021, to be not less than $100.0 million for the four quarters ending December 31, 2021, $150.0 million for the four quarters ending March 31, 2022, and $200.0 million thereafter. Obligations under the UST Credit Agreements are secured by a perfected first priority security interest in the escrow or controlled account and a perfected junior priority security interest (subject to permitted liens) in substantially all assets of the Company and the Term Guarantors, subject to certain exceptions.  The Company issued 15,943,753 shares of common stock as consideration related to the UST Credit Agreements as described in Item 2.

The UST Credit Agreements will be funded through a series of draws made over time as the proceeds are utilized for the purposes outlined by the agreements.  As of July 31, 2020, $245.0 million of funds have been drawn on the Tranche A UST Credit Agreement and no funds have been drawn on the Tranche B UST Credit Agreement.

Adjusted EBITDA, defined in our UST Credit Agreements and the New Term Loan Agreement (defined below), as amended, as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring charges, transaction costs related to issuances of debt, non-recurring consulting fees, non-cash impairment charges, integration costs, severance, non-recurring charges, the gains or losses from permitted dispositions, discontinued operations, and certain non-cash expenses, charges and losses (provided that if any of such non-cash expenses, charges or losses represents an accrual or reserve for potential cash items in any future period, the cash payment in respect thereof in such future period will be subtracted from Adjusted EBITDA in such future period to the extent paid). Certain expenses that qualify as adjustments are capped at 10.0% of the trailing-twelve-month Adjusted EBITDA, in aggregate. Adjustments subject to the 10.0% cap include, but are not limited to, restructuring charges, integration costs, severance, and non-recurring charges. Additionally, all net gains from the disposition of properties are excluded from the definition of Adjusted EBITDA. Therefore any gains previously recognized in Adjusted EBITDA, as that term was previously defined in our SEC filings, in accordance with its definition in the Prior Term Loan Agreement, will not be included in the calculation of Adjusted EBITDA under the UST Credit Agreements.

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

The New Term Loan has a maturity date of June 30, 2024, with a single payment due at maturity of the outstanding balance. The New Term Loan initially bore interest at LIBOR (subject to a floor of 1.0%) plus a margin of 7.5% per annum, payable at least quarterly in cash, subject to a 1.0% margin step down in the event the Company achieves greater than $400.0 million in trailing-twelve-month Adjusted EBITDA. Obligations under the New Term Loan are secured by a perfected first priority security interest in (subject to permitted liens) assets of the Company and the Term Guarantors, including but not limited to all of the Company’s wholly owned terminals, tractors and trailers, subject to certain limited exceptions.

On April 7, 2020, the Company and certain of its subsidiaries entered into Amendment No. 1 (the “First New Term Loan Amendment”) to the New Term Loan Agreement as a result of expected future covenant and liquidity tightening due to unprecedented economic deterioration.  Beginning the last two weeks of March, our industry and the economy at-large experienced an unexpected and significant decline in economic activity due to the impact of the 2019 novel coronavirus disease (“COVID-19”) and the resulting business shutdown and shelter-in-place orders made across North America by various governmental entities and private enterprises.  The First New Term Loan Amendment principally provided additional liquidity allowing the Company to defer quarterly interest payments for the quarter ended March 31, 2020 and the quarter ending June 30, 2020 with almost all of such interest to be paid-in-kind. The First New Term Loan Amendment also provided for a waiver with respect to the Consolidated EBITDA financial covenant during each fiscal quarter during the fiscal year ending December 31, 2020. The interest rate was retroactively reset to a fixed 14% during the first six months of 2020.

On July 7, 2020, the Company and the Term Guarantors entered into Amendment No. 2 (the “Second New Term Loan Amendment”) to the New Term Loan Agreement.  The material terms of the Second New Term Loan Amendment include, among other things, a consent to the refinancing and conforming changes to the description of collateral set forth in the UST Credit Agreements, permanently capitalizing previously paid-in-kind interest on borrowings under the New Term Loan Agreement, that all future interest shall accrue at the Eurodollar rate plus a margin of 7.5% per annum and 6.5% per annum in the case of alternative base rate borrowings paid in cash and a requirement that the Company must maintain minimum Liquidity of $125.0 million and a minimum Consolidated EBITDA commencing with the fiscal quarter ending December 31, 2021, to be not less than $100.0 million for the four quarters ending December 31, 2021,  $150.0 million for the four quarters ending March 31, 2022 and thereafter, $200.0 million, and an extension of the EBITDA covenant holiday to the fiscal quarter ending December 31, 2021.

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

At our option, borrowings under the ABL Facility bear interest at either: (i) the applicable LIBOR rate plus 2.25%, as amended, or (ii) the base rate (as defined in the ABL Facility) plus 1.25%, as amended.

Letter of credit fees equal to the applicable LIBOR margin in effect, 2.25% as amended, are charged quarterly in arrears on the average daily stated amount of all letters of credit outstanding during the quarter. Unused line fees are charged quarterly in arrears (such unused line fee percentage is equal to 0.375% per annum if the average revolver usage is less than 50% or 0.25% per annum if the average revolver usage is greater than 50%.)

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

The ABL Facility contains conditions, representations and warranties, events of default and indemnification provisions that are customary for financings of this type, including, but not limited to, a springing minimum fixed charge coverage ratio covenant, borrowing base reporting, limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and restricted payments. Certain provisions relating to investments, restricted payments and capital expenditures are relaxed upon meeting specified payment conditions or debt repayment conditions.

On July 7, 2020, the Company and certain of its subsidiaries entered into Amendment No. 6 (the “ABL Treasury Amendment”) in which the maturity date of the ABL was extended to January 9, 2024 and it included a consent to the refinancing and conforming changes to the description of collateral set forth in the UST Credit Agreements as well as an increase of 0.5% to applicable margin to borrowings under the ABL Facility (which increase is already reflected above).

Liquidity

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our asset-based loan facility (the “ABL Facility”) and any prospective net cash flow from operations. As of June 30, 2020, our maximum availability under our ABL Facility was $61.3 million, and our managed accessibility was $20.4 million. Maximum availability is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $347.9 million of outstanding letters of credit. Our Managed Accessibility of $20.4 million represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured at June 30, 2020.  The credit agreement governing the ABL Facility permits adjustments from eligible borrowing base cash to restricted cash prior to the compliance measurement date of July 15, 2020.  As of July 15, 2020, we moved $18.0 million of cash out of restricted cash, as permitted under the ABL Facility, which effectively put our cash and cash equivalents and Managed Accessibility to $302.6 million as of June 30, 2020.

For the December 31, 2019 borrowing base certificate, which was filed in January of 2020, we transferred $29.0 million of cash into restricted cash to maintain the 10% threshold, as permitted under the ABL Facility, which transfer effectively put our cash and cash equivalents and Managed Accessibility to $80.4 million.

The table below summarizes cash and cash equivalents and Managed Accessibility as of June 30, 2020 and December 31, 2019:

(in millions)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$264.2	$109.2
Amounts placed (into)/out of restricted cash subsequent to period end	18.0	(29.0)
Managed Accessibility	20.4	0.2
Total cash and cash equivalents and Managed Accessibility	$302.6	$80.4

Covenants

The UST Credit Agreements and the New Term Loan Agreement include a financial covenant requirement for the Company to maintain a minimum Liquidity of $125.0 million until the first date on which Consolidated EBITDA on the last day of a fiscal quarter is greater than $200.0 million and a requirement that minimum Consolidated EBITDA commencing with the fiscal quarter ending December 31, 2021, to be not less than $100.0 million for the four quarters ending December 31, 2021, $150.0 million for the four quarters ending March 31, 2022 and $200.0 million thereafter.

Risks and Uncertainties Regarding Liquidity and Compliance with Credit Facility Financial Covenants

Based on the close of UST Credit Agreements and the Second New Term Loan Amendment, the only applicable financial covenant until December 31, 2021 is the Liquidity requirement of $125.0 million.  With Liquidity as of June 30, 2020 of $302.6 million, proceeds from the UST Credit Agreements to be received in the third quarter 2020, and forecasted operating results, management concludes it probable the Company will meet covenant requirements for the next twelve months. Substantial doubt raised during the first quarter 2020 under the accounting requirements of ASC 205-40, Going Concern, has been alleviated.

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	June 30, 2020		December 31, 2019
(in millions)	Book Value	Fair Value	Book Value	Fair Value
New Term Loan	$578.9	$576.7	$559.9	$559.3
ABL Facility	—	—	—	—
Lease financing obligations	226.0	222.9	231.3	233.7
Second A&R CDA	69.8	65.7	71.0	71.7
Total debt	$874.7	$865.3	$862.2	$864.7

The fair values of the New Term Loan and Second Amended and Restated Contribution Deferral Agreement (the “Second A&R CDA”) were estimated based on observable prices (level two inputs for fair value measurements). The fair value of the lease financing obligations are estimated using a publicly traded secured loan with similar characteristics (level three input for fair value measurement).

4. Leases

Leases (in millions)	Classification	June 30, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$319.2	$386.0
Finance lease assets	Net property and equipment	2.4	2.6
Total leased assets		$321.6	$388.6
Liabilities
Current
Operating	Current operating lease liabilities	$114.0	$120.8
Finance	Other current and accrued liabilities	0.9	0.2
Noncurrent
Operating	Operating lease liabilities	214.0	246.3
Finance	Claims and other liabilities	3.2	3.3
Total lease liabilities		$332.1	$370.6

		Three Months		Six Months
Lease Cost (in millions)	Classification	2020	2019	2020	2019
Operating lease cost(a)	Purchased transportation; Fuel, operating expenses and supplies	$40.4	$41.1	$83.5	$82.3
Short-term cost	Purchased transportation; Fuel, operating expenses and supplies	2.1	3.4	4.1	6.9
Variable lease cost	Purchased transportation; Fuel, operating expenses and supplies	1.8	1.8	4.2	3.3
Finance lease cost
Amortization of leased assets	Depreciation and amortization	0.0	0.1	0.1	0.3
Interest on lease liabilities	Interest expense	0.1	0.1	0.2	0.2
Total lease cost		$44.4	$46.5	$92.1	$93.0
(a)	Operating lease cost represents non-cash amortization of ROU assets and accretion of the discounted lease liabilities and is segregated on the statement of consolidated cash flows.

Remaining Maturities of Lease Liabilities	Operating Leases	Finance Leases	Total
2020	$76.6	$0.7	$77.3
2021	138.9	1.0	139.9
2022	90.2	0.6	90.8
2023	49.5	0.6	50.1
2024	18.2	0.7	18.9
After 2024	32.6	3.4	36.0
Total lease payments	$406.0	$7.0	$413.0
Less: Imputed Interest	78.0	2.9	80.9
Present value of lease liabilities	$328.0	$4.1	$332.1

Lease Term and Discount Rate (years and percent)	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate
Operating leases	3.5	12.7% (a)
Finance leases	8.0	10.3%
(a)

In an effort to preserve liquidity, certain equipment leases were modified during the second quarter to reduce short-term cash payments, resulting in an increase in payments in future periods.  ROU assets and related liabilities were calculated using increased incremental borrowing rates as compared to prior periods due to a series of credit ratings downgrades.  The increased incremental borrowing rates caused the ROU assets and lease liabilities to decrease, but this decrease was offset by an increase in future payment levels as a result of deferral agreements.

	Three Months		Six Months
Other Information (in millions)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases(a)	$17.5	$38.9	$55.5	$75.2
Operating cash flows from finance leases	0.1	0.1	0.2	0.2
Financing cash flows from finance leases	0.1	0.1	0.2	0.2
Leased assets obtained in exchange for new operating lease liabilities	$6.3	$34.7	$10.0	$53.8
(a)	Payments arising from operating leases are reported in operating activities on the statements of consolidated cash flows.

5. Employee Benefits

Qualified and Nonqualified Defined Benefit Pension Plans

The following table presents the components of our Company-sponsored pension plan costs for the three and six months ended June 30:

	Three Months		Six Months
(in millions)	2020	2019	2020	2019
Interest cost	$9.6	$11.4	$19.2	$22.8
Expected return on plan assets	(14.9)	(14.3)	(29.9)	(28.6)
Amortization of prior service credit	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of prior net pension loss	3.7	3.2	7.5	6.4
Total net periodic pension cost	$(1.7)	$0.2	$(3.4)	$0.4

We have contributed $2.1 million to our Company-sponsored pension plans through June 30, 2020. Under the CARES Act, we are not required to make the remaining $29.3 million of contributions in 2020.  These contributions will be made on January 1, 2021, but may be made sooner.

6. Income Taxes

Our effective tax rate for the three and six months ended June 30, 2020 was 16.8% and 19.4%, respectively, compared to (62.8%) and 0.8%, respectively, for the three and six months ended June 30, 2019. The significant items impacting the 2020 rates include a benefit from the reversal of liability for an uncertain tax position resulting from statute expiration, a benefit recognized due to application of the exception to the rules regarding intraperiod tax allocation, a provision for net state and foreign taxes, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2020.  The significant items impacting the 2019 rates include a benefit recognized due to application of the exception to the rules regarding intraperiod tax allocation, a provision for net state and foreign taxes, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2019.  We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset.  At June 30, 2020 and December 31, 2019, substantially all of our net deferred tax assets were subject to a valuation allowance.

7. Loss Per Share

Given our net loss position for each of the three and six months ended June 30, 2020 and June 30, 2019, we do not report dilutive securities for these periods. At June 30, 2020 and 2019, our anti-dilutive unvested shares, options, and stock units were approximately 436,000 and 325,000, respectively.

8. Commitments, Contingencies and Uncertainties

Department of Defense Complaints

In December 2018, the United States on behalf of the United States Department of Defense filed a Complaint in Intervention (“Complaint”) against the Company in the U.S. District in the Western District of New York captioned United States ex rel. James Hannum v. YRC Freight, Inc.; Roadway Express, Inc.; and Yellow Transportation, Inc., Civil Action No. 08-0811(A). The Complaint alleges that the Company violated the False Claims Act by overcharging the Department of Defense for freight carrier services by failing to comply with the contractual terms of freight contracts between the Department of Defense and the Company and related government procurement rules. The Complaint also alleges claims for unjust enrichment and breach of contract. Under the False Claims Act, the Complaint seeks treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts. The remaining common causes of action seek an undetermined amount for an alleged breach of contract or alternatively causes constituting unjust enrichment or a payment by mistake. The Company has moved to dismiss the case, and the court heard oral arguments on the motion on August 12, 2019.  On July 17, 2020, the court granted the Company’s motion to dismiss in part with respect to one claim and denied it in all other respects. Management believes the Company has meritorious defenses against the remaining counts and intends to vigorously defend this action. We are unable to estimate the possible loss, or range of possible loss, associated with these claims at this time.

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

9. Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Company determined that there were no reportable subsequent events to be disclosed other than the UST Credit Agreements discussed in Debt and Financing.

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

Consolidated Results of Operations — an analysis of our consolidated results of operations for the three and six months ended June 30, 2020 and 2019.

Certain Non-GAAP Financial Measures — presentation and an analysis of selected non-GAAP financial measures for the three and six months ended June 30, 2020 and 2019 and trailing-twelve-months ended June 30, 2020 and 2019.

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

We believe our presentation of EBITDA and Adjusted EBITDA is useful to investors and other users as these measures represent key supplemental information our management uses to compare and evaluate our core underlying business results, particularly in light of our leverage position and the capital-intensive nature of our business. Further, EBITDA is a measure that is commonly used by other companies in our industry and provides a comparison for investors to evaluate the performance of the companies in the industry.  Additionally, Adjusted EBITDA helps investors to understand how the company is tracking against our financial covenant in our term loan credit agreements as this measure is calculated as defined in our term loan credit agreement and serves as a driving component of our key financial covenant.

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

COVID-19

The global outbreak of COVID-19 has significantly impacted the first half of 2020 results and may continue to do so throughout the year. The full extent of the outbreak, related business and travel restrictions and changes to behavior intended to reduce the virus’s spread are uncertain and continue to evolve. While transportation is an essential business, and we have continued to operate without any material business interruptions, there has been a significant negative impact to the demand for transportation services.

Our shipping volumes began to decline in late March and have remained depressed compared to prior year.  However, volumes improved throughout the second quarter.  Given the amount of economic uncertainty, including uncertainty about how and when federal, state and local governments will lift business and travel restrictions, it is difficult to predict how long we may experience negative year-over-year trends.  Additionally, the demand for crude oil has seen a decline during second quarter which will continue to put downward pressure on our fuel surcharge revenues. As shipping revenues decrease, the need to manage liquidity becomes increasingly important and actions the Company has taken are more fully described in Liquidity and Capital Resources.  As of the date of this filing, there have been no significant charges related to bad debt.

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

In 2020, the next phase of our transformation includes:

1.	Operational optimization
2.	Technology migration
3.	Facility evaluation

The primary focus for the next phase of the enterprise transformation strategy is to operationally transform the movement of freight through our network and the technology used in the process.  In the initial phase of our plan to optimize operations, which spanned most of 2019, two of our companies operated independently out of the same service area.  Under the New NMFA that was ratified on May 14, 2019, we have the opportunity to consolidate service centers across our operating companies to optimize utilization of our assets and resources. We believe service center consolidation presents the greatest opportunity for this initiative.  We launched our first consolidation in late 2019, with the emphasis of facility evaluation occurring in 2020.  By rationalizing the number of physical locations in the network while maintaining geographic coverage, we will improve density which should allow for improved service for our valued customers. We expect these efforts have allowed us to recognize cost savings in our linehaul and pick-up and delivery operations due to improved density, increased asset utilization, and optimization of route planning and labor resources, but we believe COVID-19 impacts have masked the full impact of those improvements.   Over time, this initiative should continue to enhance service and strategically position our network for the growing demand of our customers and their supply chain needs, provide productivity improvements and streamline our cost structure as we seek to optimize resources across the network, including facilities, infrastructure and human capital.  We intend to consolidate individual operating company systems into a single platform, with the end goal of improving profitability and the customer experience. By streamlining systems, we are providing our customers access to five brands through one network and one enterprise-wide service offering.

Capital investment remains a top priority for us.  We believe our UST Credit Agreements will enable a significant increase in the amount of capital we are able to invest in revenue equipment to improve the age of our fleet as there is an immediate return in improved fuel miles per gallon and reduced vehicle maintenance expense.  To properly execute on our transformation plan, we are committed to investing in technology in order to enhance the customer experience and improve our operational flexibilities.

Consolidated Results of Operations

The table below provides summary consolidated financial information for the second quarter and first half 2020 and 2019:

	Second Quarter				First Half				Percentage Change in Dollar Amounts
	2020		2019		2020		2019		Second Quarter	First Half
(Amounts in millions)	$	%	$	%	$	%	$	%	%	%
Operating Revenue	$1,015.4	100.0	$1,272.6	100.0	$2,165.8	100.0	$2,454.9	100.0	(20.2)	(11.8)
Operating Expenses:
Salaries, wages and employee benefits	647.9	63.8	782.3	61.5	1,368.1	63.2	1,500.5	61.1	(17.2)	(8.8)
Fuel, operating expenses and supplies	162.7	16.0	228.3	17.9	370.7	17.1	464.2	18.9	(28.7)	(20.1)
Purchased transportation	126.0	12.4	158.0	12.4	262.2	12.1	304.3	12.4	(20.3)	(13.8)
Depreciation and amortization	34.2	3.4	38.5	3.0	69.9	3.2	78.5	3.2	(11.2)	(11.0)
Other operating expenses	55.2	5.4	57.4	4.5	116.8	5.4	121.2	4.9	(3.8)	(3.6)
Gains on property disposals, net	(6.0)	(0.6)	(6.2)	(0.5)	(45.3)	(2.1)	(4.6)	(0.2)	(3.2)	NM*
Impairment charges	—	-	—	-	—	-	8.2	0.3	-	(100.0)
Total operating expenses	1,020.0	100.5	1,258.3	98.9	2,142.4	98.9	2,472.3	100.7	(18.9)	(13.3)
Operating Income (Loss)	(4.6)	(0.5)	14.3	1.1	23.4	1.1	(17.4)	(0.7)	(132.2)	234.5
Nonoperating Expenses:
Nonoperating expenses, net	40.0	3.9	28.8	2.3	64.1	3.0	55.9	2.3	38.9	14.7
Loss before income taxes	(44.6)	(4.4)	(14.5)	(1.1)	(40.7)	(1.9)	(73.3)	(3.0)	(207.6)	44.5
Income tax expense (benefit)	(7.5)	(0.7)	9.1	0.7	(7.9)	(0.4)	(0.6)	(0.0)	182.4	NM*
Net Loss	$(37.1)	(3.7)	$(23.6)	(1.9)	$(32.8)	(1.5)	$(72.7)	(3.0)	(57.2)	54.9

*Not meaningful

Second quarter of 2020 Compared to the Second quarter of 2019

Results of operations in the second quarter of 2020 were impacted by the outbreak of COVID-19 as shipping volumes decreased significantly from typical levels and negatively impacted the pricing environment. Downward pressure on diesel prices reduced the amount of fuel surcharge revenues the Company was able to price in our services.  As such, our consolidated operating revenue decreased $257.2 million, or 20.2% during the second quarter.

With the downturn in volume the Company reduced variable expenses including labor through furloughs and reduced headcount, fuel, maintenance, and purchased transportation, among others. Offsetting these variable expense decreases was an increase in contractual wage and benefit rates for union employees.  Salaries, wages and employee benefits expenses were impacted by these higher rates.

Total operating expenses decreased $238.3 million, or 18.9%, primarily as a result of decreases in variable expenses. Further material changes are provided below.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies decreased $65.6 million, or 28.7%, primarily due to a $42.4 million decrease in fuel expense, which was largely a result of lower fuel prices and fewer miles driven.  Additional decreases resulted from cost reduction efforts including a $6.4 million decrease in other employee expenses, a $6.4 million reduction in professional fees, and a $6.4 million decrease in other operating expenses.

Our effective tax rate for the second quarter of 2020 and 2019 was 16.8% and (62.8)%, respectively.  The significant items impacting the 2020 rate include a benefit from the reversal of liability for an uncertain tax position resulting from statute expiration, a benefit recognized due to application of the exception to the rules regarding intraperiod tax allocation, a provision for  net state and foreign taxes, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2020.  The significant items impacting the 2019 rate include a benefit recognized due to application of the exception to the rules regarding intraperiod tax allocation, a provision for net state and foreign taxes, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2019.  We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At June 30, 2020 and December 31, 2019, substantially all of our net deferred tax assets were subject to a valuation allowance.

The table below summarizes the key revenue metrics for the second quarter of 2020 compared to the second quarter of 2019:

	Second Quarter
	2020	2019	Percent Change(a)
Workdays	63.0	63.5

LTL picked up revenue (in millions)	$929.8	$1,167.2	(20.3)%
LTL tonnage (in thousands)	2,283	2,702	(15.5)%
LTL tonnage per workday (in thousands)	36.24	42.54	(14.8)%
LTL shipments (in thousands)	4,003	4,803	(16.7)%
LTL shipments per workday (in thousands)	63.53	75.64	(16.0)%
LTL picked up revenue per hundred weight	$20.36	$21.60	(5.7)%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$18.48	$18.98	(2.6)%
LTL picked up revenue per shipment	$232	$243	(4.4)%
LTL picked up revenue per shipment (excluding fuel surcharge)	$211	$214	(1.2)%
LTL weight per shipment (in pounds)	1,141	1,125	1.4%

Total picked up revenue (in millions)(b)	$1,018.4	$1,264.0	(19.4)%
Total tonnage (in thousands)	2,926	3,375	(13.3)%
Total tonnage per workday (in thousands)	46.44	53.16	(12.6)%
Total shipments (in thousands)	4,122	4,912	(16.1)%
Total shipments per workday (in thousands)	65.44	77.35	(15.4)%
Total picked up revenue per hundred weight	$17.40	$18.72	(7.0)%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$15.85	$16.51	(4.0)%
Total picked up revenue per shipment	$247	$257	(4.0)%
Total picked up revenue per shipment (excluding fuel surcharge)	$225	$227	(0.8)%
Total weight per shipment (in pounds)	1,419	1,374	3.3%

(in millions)	2020	2019
(b) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,015.4	$1,272.6
Change in revenue deferral and other	3.0	(8.6)
Total picked up revenue	$1,018.4	$1,264.0
(a)	Percent change based on unrounded figures and not the rounded figures presented
(b)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue

First Half of 2020 Compared to the First Half of 2019

Results of operations in the first half of 2020 were impacted by the outbreak of COVID-19 as described in the discussion of second quarter results.  As such, our consolidated operating revenue decreased $289.1 million, or 11.8%, during the first half of 2020 compared to the same period in 2019 due to decreased shipping volumes.

With the downturn in volume the Company reduced variable expenses including labor through furloughs and reduced headcount, fuel, maintenance, and purchased transportation, among others. Offsetting these variable expense decreases was an increase in contractual wage and benefit rates, which impacted salaries, wages and employee benefits expenses.

Total operating expenses decreased $329.9 million, or 13.3%, for the first half of 2020 compared to the first half of 2019 primarily as a result of decreases in variable expenses. Further material changes are provided below.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies decreased $93.5 million, or 20.1%, primarily due to a $53.7 million decrease in fuel expense, which was largely a result of fewer miles driven and lower prices and a $13.3 million decrease in other operating expense primarily related to vendor bankruptcy and settlement charges incurred in the prior year with no such expense in the current year.  Additional decreases resulted from cost reduction efforts including a $11.4 million decrease in professional services, and a $9.2 million decrease in other employee expenses.

Gains on property disposals. Net gains on disposals of property were $45.3 million in 2020, which were primarily the result of the sale of one real property, as compared to net gains of $4.6 million in 2019, as a result of gains on the sale of real property.

Impairment charges. During the first quarter of 2019, we recorded an $8.2 million impairment charge that reflects the write-down of an intangible asset as a result of rebranding strategies, leading to discontinued use of a tradename.

Our effective tax rate for the first half of 2020 and 2019 was 19.4% and 0.8%, respectively.  The significant items impacting the 2020 rate include a benefit from the reversal of liability for an uncertain tax position resulting from statute expiration, a benefit recognized due to application of the exception to the rules regarding intraperiod tax allocation, a provision for net state and foreign taxes, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2020.  The significant items impacting the 2019 rate include a benefit recognized due to application of the exception to the rules regarding intraperiod tax allocation, a provision for net state and foreign taxes, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2019.

The CARES Act contained certain income tax provisions intended to provide relief to taxpayers, but it will not have any significant impact on our tax rate, current or deferred tax provision, or cash taxes.

	First Half
	2020	2019	Percent Change(a)
Workdays	128.5	126.5

LTL picked up revenue (in millions)	$1,979.3	$2,253.5	(12.2)%
LTL tonnage (in thousands)	4,827	5,226	(7.6)%
LTL tonnage per workday (in thousands)	37.57	41.31	(9.1)%
LTL shipments (in thousands)	8,325	9,259	(10.1)%
LTL shipments per workday (in thousands)	64.79	73.19	(11.5)%
LTL picked up revenue per hundred weight	$20.50	$21.56	(4.9)%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$18.37	$19.00	(3.3)%
LTL picked up revenue per shipment	$238	$243	(2.3)%
LTL picked up revenue per shipment (excluding fuel surcharge)	$213	$214	(0.7)%
LTL weight per shipment (in pounds)	1,160	1,129	2.7%

Total picked up revenue (in millions)(b)	$2,159.8	$2,440.4	(11.5)%
Total tonnage (in thousands)	6,159	6,530	(5.7)%
Total tonnage per workday (in thousands)	47.93	51.62	(7.1)%
Total shipments (in thousands)	8,548	9,461	(9.6)%
Total shipments per workday (in thousands)	66.52	74.79	(11.0)%
Total picked up revenue per hundred weight	$17.53	$18.69	(6.2)%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$15.77	$16.52	(4.5)%
Total picked up revenue per shipment	$253	$258	(2.1)%
Total picked up revenue per shipment (excluding fuel surcharge)	$227	$228	(0.3)%
Total weight per shipment (in pounds)	1,441	1,380	4.4%

(in millions)	2020	2019
(b)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$2,165.8	$2,454.9
Change in revenue deferral and other	(6.0)	(14.5)
Total picked up revenue	$2,159.8	$2,440.4
(a)	Percent change based on unrounded figures and not the rounded figures presented
(b)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue

Certain Non-GAAP Financial Measures

As discussed in the “Our Business” section, we use certain non-GAAP financial measures to assess performance. These measures should be considered in addition to the results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, our GAAP financial measures.

Consolidated Adjusted EBITDA

The reconciliation of net loss to EBITDA and EBITDA to Adjusted EBITDA (defined in our New Term Loan Agreement as “Consolidated EBITDA”) for the second quarter and first half of 2020 and 2019, and the trailing twelve months ended June 30, 2020 and 2019, is as follows:

	Second Quarter		First Half		Trailing Twelve Months Ended
(in millions)	2020	2019	2020	2019	June 30, 2020	June 30, 2019
Reconciliation of net loss to Adjusted EBITDA(a):
Net loss	$(37.1)	$(23.6)	$(32.8)	$(72.7)	$(64.1)	$(52.3)
Interest expense, net	40.2	27.8	68.4	54.3	124.0	107.8
Income tax expense (benefit)	(7.5)	9.1	(7.9)	(0.6)	(11.6)	13.0
Depreciation and amortization	34.2	38.5	69.9	78.5	143.8	150.9
EBITDA	29.8	51.8	97.6	59.5	192.1	219.4
Adjustments for New Term Loan Agreement:
Gains on property disposals, net	(6.0)	(6.2)	(45.3)	(4.6)	(54.4)	(30.8)
Non-cash reserve changes(b)	2.7	16.0	3.0	16.0	3.1	16.0
Impairment charges	—	—	—	8.2	—	8.2
Letter of credit expense	1.6	1.6	3.2	3.2	6.5	6.4
Permitted dispositions and other	—	—	0.2	(1.1)	0.4	(1.5)
Equity-based compensation expense	1.2	1.1	3.2	3.4	6.1	4.9
Loss on extinguishment of debt	—	—	—	—	11.2	—
Non-union pension settlement charge	—	—	—	—	1.8	10.9
Other, net	2.1	1.0	0.5	2.1	1.3	1.9
Expense amounts subject to 10% threshold(c):
COVID-19	3.7	—	3.9	—	3.9	—
Other, net	2.8	4.1	5.7	12.8	11.1	25.8
Adjusted EBITDA prior to 10% threshold	37.9	69.4	72.0	99.5	183.1	261.2
Adjustments pursuant to TTM calculation(c)	—	(2.1)	—	(2.1)	—	(2.1)
Adjusted EBITDA	$37.9	$67.3	$72.0	$97.4	$183.1	$259.1
(a)	Certain reclassifications have been made to prior year to conform to current year presentation.
(b)	Non-cash reserve changes reflect the net non-cash reserve charge for union and non-union vacation, with such non-cash reserve adjustment to be reduced by cash charges in a future period when paid.
(c)

Pursuant to the New Term Loan Agreement, Adjusted EBITDA limits certain adjustments in aggregate to 10% of the trailing-twelve-month (“TTM”) consolidated Adjusted EBITDA, prior to the inclusion of amounts subject to the 10% threshold, for each period ending. Such adjustments include, but are not limited to, restructuring charges, integration costs, severance, and non-recurring charges. The limitation calculation is updated quarterly based on TTM Adjusted EBITDA, however, the sum of the quarters may not necessarily equal TTM Adjusted EBITDA, due to the expiration of adjustments from prior periods.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our asset-based loan facility and any prospective net cash flow from operations. As of June 30, 2020, our maximum availability under our ABL Facility was $61.3 million, and our managed accessibility was $20.4 million. Maximum availability is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $347.9 million of outstanding letters of credit. Our Managed Accessibility of $20.4 million represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured at June 30, 2020.  The credit agreement governing the ABL Facility permits adjustments from eligible borrowing base cash to restricted cash prior to the compliance measurement date of July 15, 2020.  As of July 15, 2020, we moved $18.0 million of cash out of restricted cash, as permitted under the ABL Facility, which effectively put our cash and cash equivalents and Managed Accessibility to $302.6 million as of June 30, 2020.

For the December 31, 2019 borrowing base certificate, which was filed in January of 2020, we transferred $29.0 million of cash into restricted cash to maintain the 10% threshold, as permitted under the ABL Facility, which transfer effectively put our cash and cash equivalents and Managed Accessibility to $80.4 million.

The table below summarizes cash and cash equivalents and Managed Accessibility as of June 30, 2020 and December 31, 2019:

(in millions)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$264.2	$109.2
Amounts placed (into)/out of restricted cash subsequent to period end	18.0	(29.0)
Managed Accessibility	20.4	0.2
Total cash and cash equivalents and Managed Accessibility	$302.6	$80.4

Outside of funding normal operations, our principal uses of cash include making contributions to our non-union pension plans, and meeting our other cash obligations including, but not limited to, paying principal and interest on our funded debt, making payments on our equipment leases, and funding capital expenditures.

As of June 30, 2020, we had $909.8 million in aggregate par value of outstanding indebtedness, the majority of which matures in approximately three to five years.  We also have future funding obligations for our various multi-employer health, welfare and pension funds and non-union pension plans. In addition, we have, and will continue to have, operating lease obligations. As of June 30, 2020, our operating lease payment obligations through 2030 totaled $406.0 million.

Our capital expenditures for the first half of 2020 and 2019 were $24.1 million and $70.6 million, respectively. These amounts were principally used to fund the purchase of new and used revenue equipment, for capitalized costs to improve our technology infrastructure and to refurbish engines for our revenue fleet.  For the six months ended June 30, 2020, we entered into new operating lease commitments for revenue equipment with a capital equivalent value of $0.7 million.

In response to the uncertainty related to cash flows associated with COVID-19, the Company began taking liquidity preservation efforts late in the first quarter of 2020.  These measures included the reduction of capital expenditures, temporary deferrals of operating lease payments, union health & welfare payments, contributions to our non-union and multi-employer pension plans, among other items.  Health & welfare payments deferred in the second quarter of 2020 were paid in full in July 2020.

As of June 30, 2020, our Standard & Poor’s Corporate Family Rating was “CCC” and Moody’s Investor Service Corporate Family Rating was “Caa1.” On July 10, 2020 Standard & Poor’s raised our rating to “CCC+.”

Covenants

The UST Credit Agreements and the New Term Loan Agreement include a financial covenant requirement for the Company to maintain a minimum Liquidity of $125.0 million until the first date on which Consolidated EBITDA on the last day of a fiscal quarter is greater than $200.0 million and a requirement that minimum Consolidated EBITDA commencing with the fiscal quarter ending December 31, 2021, to be not less than $100.0 million for the four quarters ending December 31, 2021, $150.0 million for the four quarters ending March 31, 2022 and $200.0 million thereafter.

Risks and Uncertainties Regarding Liquidity and Compliance with Credit Facility Financial Covenants

Based on the close of UST Credit Agreements and the Second New Term Loan Amendment, the only applicable financial covenant until December 31, 2021 is the Liquidity requirement of $125.0 million.  With Liquidity as of June 30, 2020 of $302.6 million, proceeds from the UST Credit Agreements to be received in the third quarter 2020, and forecasted operating results, management concludes it probable the Company will meet covenant requirements for the next twelve months.

Cash Flows

Operating Cash Flow

Cash provided by operating activities was $213.6 million during the first half of 2020, compared to $29.5 million of cash used during the first half of 2019.  The increase in cash provided was primarily attributable to deferrals of various payments recorded as other operating liabilities related to wages, vacations, and employee benefits.  Other operating liabilities increased

$141.1 million, of which $129.0 million related to deferred health, welfare and pension payments which were paid in July 2020.  Other smaller deferrals include amounts related to equipment and facility rentals. Cash used in operating activities during the remainder of 2020 is expected to increase significantly as deferred costs are repaid.

Investing Cash Flow

Cash provided by investing activities was $30.0 million during the first half of 2020 compared to $62.3 million used during the first half of 2019.  The increase of $92.3 million in cash provided was largely driven by cash proceeds from the sale of real property as well as less capital spend on revenue equipment acquisitions.  Cash used by investing cash flows during the remainder of 2020 are expected to increase significantly due to increased capital expenditures utilizing funds from the UST Credit Agreements.

Financing Cash Flow

Cash used in financing activities for the first half of 2020 and 2019 was $32.6 million and $18.3 million, respectively. The use of cash is primarily related to repayments on our long-term debt with proceeds from the sale of real property.  Cash provided by financing activities during the third quarter of 2020 will increase significantly due to the funds received as described by the UST Credit Agreements.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual cash obligations and other commercial commitments as of June 30, 2020.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of June 30, 2020:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
ABL Facility(a)	$8.8	$8.8	$—	$—	$—
Term Loan(b)	825.1	52.9	105.7	666.5	—
Lease financing obligations(c)	343.6	40.5	79.7	77.0	146.4
Pension deferral obligations(d)	83.3	6.7	76.6	—	—
Workers’ compensation and third-party liability claims obligations(e)	355.1	107.5	112.7	46.8	88.1
Operating leases(f)	406.0	149.5	183.8	44.2	28.5
Other contractual obligations(g)	25.2	20.2	4.3	0.7	—
Capital expenditure obligations(h)	1.7	1.7	—	—	—
Total contractual obligations	$2,048.8	$387.8	$562.8	$835.2	$263.0
(a)	The ABL Facility includes future payments for the letter of credit and unused line fees and are not included on the Company’s consolidated balance sheets.
(b)	The Term Loan includes principal and interest payments but excludes unamortized discounts.
(c)	The lease financing obligations consist primarily of interest payments.
(d)	Pension deferral obligations includes principal and interest payments on the Second A&R CDA.
(e)	The workers’ compensation, property damage and liability claims obligations represent our estimate of future payments for these obligations, not all of which are contractually required.
(f)	Operating leases represent future payments under contractual lease arrangements primarily for revenue equipment.
(g)	Other contractual obligations include future service agreements and certain maintenance agreements and are not included on the Company’s consolidated balance sheets.
(h)

Capital expenditures and other obligations primarily include noncancelable orders for revenue equipment the Company will either purchase or lease.  If leased, the cash obligations will be scheduled over the multi-year term of the lease and ROU assets and liabilities will be recorded upon lease execution.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event.

	Amount of Commitment Expiration Per Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
ABL Facility availability(a)	$61.3	$61.3	$—	$—	$—
Letters of credit(b)	347.9	347.9	—	—	—
Surety bonds(c)	109.5	109.5	—	—	—
Total commercial commitments	$518.7	$518.7	$—	$—	$—
(a)

Availability under the ABL Facility is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our outstanding letters of credit. On July 7, 2020, the ABL agreement was extended to January 9, 2024.

(b)

Letters of credit outstanding are generally required as collateral to support self-insurance programs and do not represent additional liabilities as the underlying self-insurance accruals are already included in our consolidated balance sheets.  On July 7, 2020, the ABL agreement was extended to January 9, 2024.

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

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of June 30, 2020 and have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Specifically, the global outbreak of COVID-19 has had a significant negative impact on our first half of 2020 results that is likely to continue throughout the remainder of the year. Our shipping volumes began to decline in late March and have remained depressed compared to the prior year. Given the amount of economic uncertainty, including uncertainty about how and when federal, state and local governments will lift business and travel restrictions or put new restrictions in place, it is difficult to predict how long we may experience negative year-over-year trends.  The continuing impact of the COVID-19 pandemic on our business is highly uncertain and will depend on future developments, including the duration and severity of the pandemic and government restrictions imposed in response to the pandemic. An extended period of economic disruption and resulting declines in industrial production and manufacturing, consumer spending, and demand for our services, as well as the ability of our customers and other business partners to fulfill their obligations, could have a material adverse effect on our results of operations, financial condition and cash flows.

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

The documents governing our indebtedness contain financial covenants, affirmative covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. In July 2020, we entered into the UST Credit Agreements and amended the New Term Loan Agreement.  The UST Credit Agreements and the New Term Loan Agreement each require that we maintain $125.0 million of Liquidity until the first date on which Consolidated EBITDA on the last day of a fiscal quarter ending on or after September 30, 2020 is greater than $200.0 million.  As of June 30, 2020, we had Liquidity of $302.6 million. In addition, the UST Credit Agreements and New Term Loan Agreement require a minimum Adjusted EBITDA commencing with the fiscal quarter ending December 31, 2021, to not be less than $100.0 million for the four quarters ending December 31, 2021, $150.0 million for the four quarters ending March 31, 2022 and $200.0 million thereafter.  The UST Credit Agreements also require us and our affiliates to comply with certain requirements in connection with the CARES Act, including (i) until one year from the initial funding under the UST Tranche B Term Loan Credit Agreement we must maintain our employment levels as of March 24, 2020, to the extent practicable, and in any case we may not reduce our employment levels by more than 10% from the levels on March 24, 2020, (ii) limitations on executive compensation and (iii) until 12 months following the repayment of the Tranche A Term Loan, we may not pay any dividends or make any other capital distributions with respect to our common stock.

In the near term, our ability to meet the minimum Liquidity requirement while it is applicable is dependent on no further unexpected material decline in our operating results as a result of an overall decrease in economic activity from the continuing impact of COVID-19 or for some other unforeseen reason.  Over the longer term, our ability to meet the minimum Adjusted EBITDA requirement after December 31, 2021 is dependent on an improvement in our operating results from continued improvements of the national economy restoring economic activity consistent with levels experienced before the outbreak of COVID-19 and operating improvements we may continue to implement.  Our ability to satisfy these financial covenants could be impacted by significant adverse conditions beyond our control, which could result from unanticipated effects from the COVID-19 pandemic, changes in global trade policies or increased contraction in the general economy. If we are unable to achieve the results required to comply with the applicable financial covenants, we may be required to take specific actions to reduce operating costs, as well as specific initiatives in the areas of pricing and customer engagement, and other operational actions to improve productivity and efficiency, as well as increased volume. If we are unable to satisfy our financial covenants or obtain a waiver or an amendment from our lenders, or take other remedial measures, we will be in default under our credit facilities, which would enable lenders thereunder to accelerate the repayment of amounts outstanding and exercise remedies with respect to the collateral. If our lenders under our credit facilities demand payment, we will not have sufficient cash to repay such indebtedness. In addition, a default under our credit facilities or the lenders exercising their remedies thereunder could trigger cross-default provisions in our other indebtedness and certain other operating agreements as well as increase our funding obligations under our pension plans. Our ability to amend our credit facilities or otherwise obtain waivers from our lenders depends on matters that are outside of our control and there can be no assurance that we will be successful in that regard. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Treasury Equity Issuance

On June 30, 2020, the Company entered into a Share Issuance Agreement (the “Share Issuance Agreement”) with the United States Department of the Treasury (the “UST”), pursuant to which the Company agreed to issue 15,943,753 shares of common stock (the “Treasury Equity”) to the UST (such issuance, the “Treasury Equity Issuance”). The Treasury Equity was issued to UST in consideration for entry into (i) that certain UST Tranche A Term Loan Credit Agreement and (ii) that certain UST Tranche B Term Loan Credit Agreement, the UST agreed to lend an aggregate of $700.0 million to the Company pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Treasury Equity Issuance and the lending provided by the UST Credit Agreements each funded on July 9, 2020. The Treasury Equity was delivered to The Bank of New York Mellon, in its capacity as trustee for the benefit of the UST pursuant to a voting trust agreement.

The Treasury Equity was issued without stockholder approval in reliance on The Nasdaq Stock Market LLC Rule 5636T (the “Temporary COVID-19 Exception”). Stockholder approval would ordinarily be required under the Nasdaq rules but for the fact that the Company relied on this temporary exception to stockholder approval, which was approved by the Nasdaq Listing Qualifications Department prior to issuance. The Audit & Ethics Committee of the Board of Directors of the Company, which is comprised solely of independent, disinterested directors, expressly approved the Company’s reliance on the Temporary COVID-19 Exception and determined that the transaction was in the best interest of the Company’s stockholders.

The shares issued in the Treasury Equity Issuance are restricted securities, as defined in Rule 144, promulgated under the Securities Act of 1933, as amended, which were sold without registration thereunder in reliance on the exemption from registration afforded by Section 4(a)(2) thereof.

No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. The transaction did not involve a public offering. The UST represented that it had such knowledge and experience in financial and business matters and in investments of this type that it was capable of evaluating the merits and risks of the Treasury Equity and of making an informed investment decision with respect thereto.

Item 5.  Other Information

None.

Item 6. Exhibits

10.1

Share Issuance Agreement, dated June 30, 2020, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2020, File No. 000-12255).

10.2*	Voting Rights Agreement, dated July 9, 2020, among the Company, the United States Department of the Treasury, and The Bank of New York Mellon, as trustee.
10.3*	Registration Rights Agreement, dated July 9, 2020, between the Company and the United States Department of the Treasury.
10.4*

UST Tranche A Term Loan Credit Agreement, dated July 7, 2020, by and among the Company, as borrower, the subsidiaries of the borrower party thereto from time to time, the lenders from time to time party thereto, and The Bank of New York Mellon, as administrative agent and collateral agent for the lenders.

10.5*

UST Tranche B Term Loan Credit Agreement, dated July 7, 2020, by and among the Company, as borrower, the subsidiaries of the borrower party thereto from time to time, the lenders from time to time party thereto, and The Bank of New York Mellon, as administrative agent and collateral agent for the lenders.

10.6*

Amendment No. 6 to Loan and Security Agreement, dated July 7, 2020, by and among the Company, certain of the Company’s subsidiaries party thereto, the lenders party thereto and Citizens Business Capital, as agent.

10.7

Amendment No. 1 to Amended and Restated Credit Agreement, dated April 7, 2020, by and among the Company, as borrower, the subsidiaries of the borrower party thereto from time to time, the lenders from time to time party thereto, and Cortland Products Corp. (n/k/a Alter Domus Products Corp.), as administrative agent and collateral agent for the lenders. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File No. 000-12255).

10.8*

Amendment No. 2 to Amended and Restated Credit Agreement, dated July 7, 2020, by and among the Company, as borrower, the subsidiaries of the borrower party thereto from time to time, the lenders from time to time party thereto, and Alter Domus Products Corp., as administrative agent and collateral agent for the lenders.

31.1*	Certification of Darren D. Hawkins filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Jamie G. Pierson filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Darren D. Hawkins furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Jamie G. Pierson furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Interline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

__________________________

*Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YRC WORLDWIDE INC.

Date: August 3, 2020	/s/ Darren D. Hawkins
Darren D. Hawkins
Chief Executive Officer

Date: August 3, 2020	/s/ Jamie G. Pierson
Jamie G. Pierson
Chief Financial Officer