Form 10-Q
period 2020-09-30
YRC Worldwide Inc.
filed 2020-11-02
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2020
Common Stock, $0.01 par value per share	53,280,855 shares

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

YRC Worldwide Inc. and Subsidiaries

(Amounts in millions except share and per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$434.1	$109.2
Restricted amounts held in escrow	4.4	—
Accounts receivable, net	541.3	464.4
Prepaid expenses and other	53.3	44.6
Total current assets	1,033.1	618.2
Property and Equipment:
Cost	2,709.8	2,761.6
Less – accumulated depreciation	(2,012.0)	(1,991.3)
Net property and equipment	697.8	770.3
Deferred income taxes, net	0.5	0.6
Operating lease right-of-use assets	299.4	386.0
Other assets	77.5	56.5
Total Assets	$2,108.3	$1,831.6
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$196.9	$163.7
Wages, vacations and employee benefits	234.3	195.9
Current operating lease liabilities	115.9	120.8
Claims and insurance accruals	110.8	120.4
Other accrued taxes	28.0	25.8
Other current and accrued liabilities	21.6	21.3
Current maturities of long-term debt	4.0	4.1
Total current liabilities	711.5	652.0
Other Liabilities:
Long-term debt and financing, less current portion	1,099.2	858.1
Pension and postretirement	104.2	236.5
Operating lease liabilities	196.2	246.3
Claims and other liabilities	320.3	279.9
Commitments and contingencies	—	—
Shareholders’ Deficit:
Cumulative preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share	0.5	0.3
Capital surplus	2,383.1	2,332.9
Accumulated deficit	(2,347.2)	(2,312.4)
Accumulated other comprehensive loss	(266.8)	(369.3)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(323.1)	(441.2)
Total Liabilities and Shareholders’ Deficit	$2,108.3	$1,831.6

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

YRC Worldwide Inc. and Subsidiaries

For the Three and Nine Months Ended September 30

(Amounts in millions except per share data, shares in thousands)

(Unaudited)

	Three Months		Nine Months
	2020	2019	2020	2019
Operating Revenue	$1,183.4	$1,256.8	$3,349.2	$3,711.7
Operating Expenses:
Salaries, wages and employee benefits	720.6	756.2	2,088.7	2,256.7
Fuel, operating expenses and supplies	175.4	218.9	546.1	683.1
Purchased transportation	177.1	160.7	439.3	465.0
Depreciation and amortization	32.5	37.2	102.4	115.7
Other operating expenses	58.4	59.0	175.2	180.2
(Gains) losses on property disposals, net	—	1.0	(45.3)	(3.6)
Impairment charges	—	—	—	8.2
Total operating expenses	1,164.0	1,233.0	3,306.4	3,705.3
Operating Income	19.4	23.8	42.8	6.4
Nonoperating Expenses:
Interest expense	33.4	27.9	101.9	83.1
Loss on extinguishment of debt	—	11.2	—	11.2
Non-union pension and postretirement benefits	(1.1)	2.0	(4.3)	2.8
Other, net	—	(0.8)	(1.2)	(0.9)
Nonoperating expenses, net	32.3	40.3	96.4	96.2
Loss before income taxes	(12.9)	(16.5)	(53.6)	(89.8)
Income tax benefit	(10.9)	(0.5)	(18.8)	(1.1)
Net loss	(2.0)	(16.0)	(34.8)	(88.7)
Other comprehensive income, net of tax	98.0	3.6	102.5	9.1
Comprehensive Income (Loss)	$96.0	$(12.4)	$67.7	$(79.6)

Average Common Shares Outstanding - Basic	48,672	33,259	38,864	33,098
Average Common Shares Outstanding - Diluted	48,672	33,259	38,864	33,098

Loss Per Share - Basic	$(0.04)	$(0.48)	$(0.90)	$(2.68)
Loss Per Share - Diluted	$(0.04)	$(0.48)	$(0.90)	$(2.68)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

YRC Worldwide Inc. and Subsidiaries

For the Nine Months Ended September 30

(Amounts in millions)

(Unaudited)

	2020	2019
Operating Activities:
Net loss	$(34.8)	$(88.7)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	102.4	115.7
Lease amortization and accretion expense	122.7	124.7
Lease payments	(94.6)	(113.4)
Paid-in-kind interest	40.5	—
Equity-based compensation and employee benefits expense	14.4	14.4
Non-union pension settlement charge	1.9	1.7
Gains on property disposals, net	(45.3)	(3.6)
Loss on extinguishment of debt	—	11.2
Impairment charges	—	8.2
Deferred income tax benefit, net	(11.1)	(2.3)
Other noncash items, net	11.6	4.1
Changes in assets and liabilities, net:
Accounts receivable	(76.9)	(42.8)
Accounts payable	24.8	(3.1)
Other operating assets	(9.3)	0.6
Other operating liabilities	62.2	(13.3)
Net cash provided by operating activities	108.5	13.4
Investing Activities:
Acquisition of property and equipment	(41.4)	(111.5)
Proceeds from disposal of property and equipment	55.3	9.9
Net cash provided by (used in) investing activities	13.9	(101.6)
Financing Activities:
Issuance of long-term debt, net	245.0	570.0
Repayment of long-term debt	(29.1)	(576.2)
Debt issuance costs	(8.4)	(11.1)
Payments for tax withheld on equity-based compensation	(0.6)	(0.8)
Net cash provided by (used in) financing activities	206.9	(18.1)
Net Increase (Decrease) In Cash and Cash Equivalents and Restricted Amounts Held in Escrow	329.3	(106.3)
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, Beginning of Period	109.2	227.6
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, End of Period	$438.5	$121.3

Supplemental Cash Flow Information:
Interest paid	$(47.2)	$(77.8)
Income tax payment, net	(0.7)	(2.6)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ DEFICIT

YRC Worldwide Inc. and Subsidiaries

For the Three and Nine Months Ended September 30

(Amounts in millions)

(Unaudited)

	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2019	$—	$0.3	$2,332.9	$(2,312.4)	$(369.3)	$(92.7)	$(441.2)
Equity-based compensation	—	—	1.8	—	—	—	1.8
Net income	—	—	—	4.3	—	—	4.3
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.3	—	3.3
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	(1.9)	—	(1.9)
Balances at March 31, 2020	$—	$0.3	$2,334.7	$(2,308.1)	$(368.0)	$(92.7)	$(433.8)
Equity-based compensation	—	—	0.8	—	—	—	0.8
Net loss	—	—	—	(37.1)	—	—	(37.1)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	2.4	—	2.4
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	0.9	—	0.9
Balances at June 30, 2020	$—	$0.3	$2,335.5	$(2,345.2)	$(364.8)	$(92.7)	$(466.9)
Equity-based compensation	—	—	1.1	—	—	—	1.1
Equity issuance - UST commitment fee	—	0.2	46.5	—	—	—	46.7
Net loss	—	—	—	(2.0)	—	—	(2.0)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	4.0	—	4.0
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Settlement adjustment	—	—	—	—	1.4	—	1.4
Net actuarial gain	—	—	—	—	92.1	—	92.1
Foreign currency translation adjustments	—	—	—	—	0.6	—	0.6
Balances at September 30, 2020	$—	$0.5	$2,383.1	$(2,347.2)	$(266.8)	$(92.7)	$(323.1)

	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2018	$—	$0.3	$2,327.6	$(2,208.4)	$(332.3)	$(92.7)	$(305.5)
Equity-based compensation	—	—	1.6	—	—	—	1.6
Net loss	—	—	—	(49.1)	—	—	(49.1)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.2	—	3.2
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	0.4	—	0.4
Balances at March 31, 2019	$—	$0.3	$2,329.2	$(2,257.5)	$(328.8)	$(92.7)	$(349.5)
Equity-based compensation	—	—	1.0	—	—	—	1.0
Net loss	—	—	—	(23.6)	—	—	(23.6)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	1.6	—	1.6
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	—	—	—	—	0.5	—	0.5
Balances at June 30, 2019	$—	$0.3	$2,330.2	$(2,281.1)	$(326.8)	$(92.7)	$(370.1)
Equity-based compensation	—	—	1.8	—	—	—	1.8
Net loss	—	—	—	(16.0)	—	—	(16.0)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	2.5	—	2.5
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Settlement adjustment	—	—	—	—	1.7	—	1.7
Net actuarial gain	—	—	—	—	0.3	—	0.3
Foreign currency translation adjustments	—	—	—	—	(0.8)	—	(0.8)
Balances at September 30, 2019	$—	$0.3	$2,332.0	$(2,297.1)	$(323.2)	$(92.7)	$(380.7)

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

As of September 30, 2020, approximately 80% of our labor force is subject to collective bargaining agreements, which predominantly expire on March 31, 2024.

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

	Three Months		Nine Months
Disaggregated Revenue (in millions)	2020	2019	2020	2019
LTL revenue	$1,073.0	$1,161.0	3,044.2	$3,426.8
Other revenue	110.4	95.8	305.0	284.9
Total revenue	$1,183.4	$1,256.8	$3,349.2	$3,711.7

Impact of Recently-Issued Accounting Standards

While there are recently issued accounting standards that are applicable to the Company, none of these standards are expected to have a material impact on our consolidated financial statements and accompanying notes.

3. Debt and Financing

Our outstanding debt as of September 30, 2020 consisted of the following:

(in millions)	Par Value	Discount	Commitment Fee	Debt Issuance Costs	Book Value		Effective Interest Rate
New Term Loan	$613.5	$(22.5)	$—	$(10.0)	$581.0	(a)	9.5%
ABL Facility	—	—	—	—	—		N/A
UST Loan Tranche A(b)	246.7	—	(15.4)	(4.1)	$227.2	(c)	6.5%
UST Loan Tranche B	—	—	—	—	—		N/A
Secured Second A&R CDA	24.1	—	—	(0.1)	24.0		7.7%
Unsecured Second A&R CDA	45.2	—	—	(0.1)	45.1		7.7%
Lease financing obligations	226.1	—	—	(0.2)	225.9	(d)	17.2%
Total debt	$1,155.6	$(22.5)	$(15.4)	$(14.5)	$1,103.2
Current maturities of Unsecured Second A&R CDA	(1.4)	—	—	—	(1.4)
Current maturities of lease financing obligations	(2.6)	—	—	—	(2.6)
Long-term debt	$1,151.6	$(22.5)	$(15.4)	$(14.5)	$1,099.2
(a)	Variable interest rate based on the Eurodollar rate, which is currently determined by the 1, 3 or 6-month LIBOR, with a floor of 1.0%, plus a fixed margin of 7.5%.
(b)	The Par Value and the Book Value both reflect the accumulated cash funds that have been drawn and the accumulated paid-in-kind interest, which was $1.7 million as of September 30, 2020.
(c)	Variable interest rate based on the Eurodollar rate, which is currently determined by the 1, 2, 3 or 6-month LIBOR, with a floor of 1.0%, plus a fixed margin of 3.5%.
(d)	Interest rate for lease financing obligations is derived from the difference between total rent payment and calculated principal amortization over the life of lease agreements.

US Treasury Loan

On July 7, 2020, the Company and certain of its subsidiaries, as guarantors (the “Term Guarantors”), entered into the UST Tranche A Term Loan Credit Agreement (the “Tranche A UST Credit Agreement”) with The Bank of New York Mellon, as administrative agent and collateral agent and the UST Tranche B Term Loan Credit Agreement (the “Tranche B UST Credit Agreement” and together with the Tranche A UST Credit Agreement, the “UST Credit Agreements”) with The Bank of New York Mellon, as administrative agent and collateral agent, pursuant to which the United States Treasury (“UST”) committed to an aggregate of $700.0 million to the Company pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The obligations of the Company under the UST Credit Agreements are unconditionally guaranteed by the Term Guarantors.

The UST Credit Agreements have maturity dates of September 30, 2024, with a single payment at maturity of the outstanding balance.  The Tranche A UST Credit Agreement consists of a $300.0 million term loan and bears interest at a rate of Eurodollar rate (subject to a floor of 1.0%) plus a margin of 3.5% per annum, consisting of 1.50% in cash and the remainder paid-in-kind.  Proceeds from the Tranche A UST Credit Agreement will primarily be used to meet the Company’s contractual obligations and maintain working capital. The Tranche B UST Credit Agreement consists of a $400.0 million term loan and bears interest at a rate of Eurodollar rate (subject to a floor of 1.0%) plus a margin of 3.5% per annum, paid in cash. Proceeds from the Tranche B UST Credit Agreement will be used predominantly for the acquisition of tractors and trailers.  Each agreement requires that the Company must maintain minimum “Liquidity” (defined in the UST Credit Agreements to indicate that such amount is calculated as the Company’s unrestricted cash on hand plus the amount of “Availability” (as defined in the loan agreement for the ABL Facility (as defined below)) to the extent such Availability could be borrowed under the ABL Facility) of $125.0 million and a minimum Adjusted EBITDA commencing with the fiscal quarter ending December 31, 2021, to be not less than $100.0 million for the four quarters ending December 31, 2021, $150.0 million for the four quarters ending March 31, 2022, and $200.0 million thereafter. Obligations under the UST Credit Agreements are secured by a perfected first priority security interest in the escrow or controlled account supporting the respective UST Credit Facility, certain tractors and trailers (in the case of the UST Tranche B Credit Facility) and a perfected junior priority security interest (subject in each case to permitted liens) in substantially all other assets of the Company and the Term Guarantors, subject to certain exceptions.

The UST Credit Agreements will be funded through a series of draws made over time as the proceeds are utilized for the purposes outlined by the agreements. Borrowings are subject to the various requirements stated in the UST Credit Agreements. As of September 30, 2020, $245.0 million of funds have been drawn on the Tranche A Credit Agreement and no funds have been drawn on the Tranche B UST Credit Agreement.  The funds drawn after September 30, 2020 on the Tranche B UST Credit agreement are further described in the “Subsequent Events” footnote to the consolidated financial statements.

The Company issued 15,943,753 shares of common stock as consideration related to the UST Credit Agreements, which has impacted both the capital surplus and common stock, for the par value per share. Accordingly, the fair value of those shares at issuance of approximately $46.7 million was recorded as a commitment fee that will be amortized into interest expense on a straight-line basis over the term of the availability of the UST funds, which ends on September 30, 2024. The Company classified the unamortized commitment fee both as a non-current asset, included within other assets, and as a reduction to long-term debt and financing, less current portion, for the remaining balance associated with the undrawn UST funds and the drawn UST funds, respectively, on our consolidated balance sheet. Prospectively, as the Company draws funds, a portion of the commitment fee will be reclassified from other assets to a reduction to long-term debt and financing, less current portion, based on the amount of UST funds drawn compared to total UST funds available.  As of September 30, 2020, a total of $15.4 million of unamortized commitment fees are classified as a reduction to long-term debt and financing and the residual balance of $28.6 million remains in other assets.

The shares issued to the UST are subject to a Voting Trust Agreement (the “Voting Trust Agreement”) entered on July 9, 2020 which provides that all shares of the Company’s common stock owned by the UST shall be delivered to a voting trust and voted in proportion as all other common stock shares are voted, subject to certain exceptions defined therein. Additionally, prior to one year after the date of the Voting Trust Agreement, the shares may not be transferred without either the Company’s consent or other certain exceptions defined therein.

As a result of entering into the UST Credit Agreements, the Company incurred $12.2 million in debt issuance costs for the origination, legal and related fees. The debt issuance costs will be amortized into interest expense on a straight-line basis over the term of the UST funds, which ends September 30, 2024. The Company classified the debt issuance costs both as a non-current asset, included within other assets, and as a reduction to long-term debt and financing, less current portion, for the remaining balances associated with the undrawn UST Funds and the drawn UST funds, respectively, on our consolidated balance sheet. Prospectively, as the Company draws funds, a portion of the debt issuance costs will be reclassified from other assets to a reduction to long-term debt and financing, less current portion, based on the amount of UST funds drawn compared to total UST funds available. As of September 30, 2020, a total of $4.1 million of unamortized debt issuance costs are classified as a reduction to long-term debt and financing and the residual balance of $7.4 million remains in other assets.

Adjusted EBITDA, defined in our UST Credit Agreements and the New Term Loan Agreement (defined below), as amended, (collectively, the “TL Agreements”) as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring charges, transaction costs related to issuances of debt, non-recurring consulting fees, non-cash impairment charges, integration costs, severance, non-recurring charges, the gains or losses from permitted dispositions, discontinued operations, and certain non-cash expenses, charges and losses (provided that if any of such non-cash expenses, charges or losses represents an accrual or reserve for potential cash items in any future period, the cash payment in respect thereof in such future period will be subtracted from Adjusted EBITDA in such future period to the extent paid). Certain expenses that qualify as adjustments are capped at 10.0% of the trailing-twelve-month Adjusted EBITDA, in aggregate. Adjustments subject to the 10.0% cap include, but are not limited to, restructuring charges, integration costs, severance, and non-recurring charges. Additionally, all net gains from the disposition of properties are excluded from the definition of Adjusted EBITDA. Therefore any gains previously recognized in Adjusted EBITDA, as that term was previously defined in our  filings with the Securities and Exchange Commission (the “SEC”), in accordance with its definition in the Prior Term Loan Agreement, will not be included in the calculation of Adjusted EBITDA under the UST Credit Agreements.

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

The New Term Loan has a maturity date of June 30, 2024, with a single payment due at maturity of the outstanding balance. The New Term Loan initially bore interest at Eurodollar rate (subject to a floor of 1.0%) plus a margin of 7.5% per annum, payable at least quarterly in cash, subject to a 1.0% margin step down in the event the Company achieves greater than $400.0 million in trailing-twelve-month Adjusted EBITDA. Obligations under the New Term Loan are secured by a perfected first priority security interest in (subject to permitted liens) assets of the Company and the Term Guarantors, including but not limited to all of the Company’s wholly owned terminals, tractors and trailers, subject to certain limited exceptions.

On April 7, 2020, the Company and certain of its subsidiaries entered into Amendment No. 1 (the “First New Term Loan Amendment”) to the New Term Loan Agreement as a result of expected future covenant and liquidity tightening due to unprecedented economic deterioration.  Beginning the last two weeks of March 2020, our industry and the economy at-large experienced an unexpected and significant decline in economic activity due to the impact of the 2019 novel coronavirus disease (“COVID-19”) and the resulting business shutdown and shelter-in-place orders made across North America by various governmental entities and private enterprises.  The First New Term Loan Amendment principally provided additional liquidity allowing the Company to defer quarterly interest payments for the quarter ended March 31, 2020 and the quarter ending June 30, 2020 with almost all of such interest to be paid-in-kind. The First New Term Loan Amendment also provided for a waiver with respect to the Consolidated EBITDA financial covenant during each fiscal quarter during the fiscal year ending December 31, 2020. The interest rate was retroactively reset to a fixed 14% during the first six months of 2020.

On July 7, 2020, the Company and the Term Guarantors entered into Amendment No. 2 (the “Second New Term Loan Amendment”) to the New Term Loan Agreement.  The material terms of the Second New Term Loan Amendment include, among other things, a consent to the refinancing and conforming changes to the description of collateral set forth in the UST Credit Agreements, permanently capitalizing previously paid-in-kind interest on borrowings under the New Term Loan Agreement, that all future interest shall accrue at Eurodollar rate plus a margin of 7.5% per annum and 6.5% per annum in the case of alternative base rate borrowings paid in cash and a requirement that the Company must maintain minimum Liquidity of $125.0 million and a minimum Consolidated EBITDA commencing with the fiscal quarter ending December 31, 2021, to be not less than $100.0 million for the four quarters ending December 31, 2021,  $150.0 million for the four quarters ending March 31, 2022 and $200.0 million thereafter, and an extension of the EBITDA covenant holiday through the fiscal quarter ending December 31, 2021.

$450 Million ABL Facility

On February 13, 2014, we entered into our $450 million asset-based loan facility (the “ABL Facility”) from a syndicate of banks arranged by Citizens Bank N.A. (formerly known as RBS Citizens, N.A.) (the “ABL Agent”), Merrill Lynch, Pierce, Fenner & Smith and CIT Finance LLC. YRC Worldwide and our subsidiaries, YRC Freight, Reddaway, Holland and New Penn are borrowers under the ABL Facility, and certain of the Company’s domestic subsidiaries are guarantors thereunder.

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

On July 7, 2020, the Company and certain of its subsidiaries entered into Amendment No. 6 (the “ABL Treasury Amendment”) in which the maturity date of the ABL Facility was extended to January 9, 2024 and it included a consent to the refinancing and conforming changes to the description of collateral set forth in the UST Credit Agreements as well as an increase of 0.5% to applicable margin to borrowings under the ABL Facility (which increase is already reflected above).

Liquidity

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective net cash flow from operations. As of September 30, 2020, our maximum availability under our ABL Facility was $61.0 million, and our managed accessibility was $19.6 million. “Managed Accessibility” represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured as of September 30, 2020. Maximum availability is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $353.3 million of outstanding letters of credit. Our Managed Accessibility of $19.6 million represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured at September 30, 2020.  The credit agreement governing the ABL Facility permits adjustments from eligible borrowing base cash to restricted cash prior to the compliance measurement date of October 15, 2020.

For the December 31, 2019 borrowing base certificate, which was filed in January of 2020, we transferred $29.0 million of cash into restricted cash as permitted under the ABL Facility, which transfer effectively put our cash and cash equivalents and Managed Accessibility to $80.4 million.

The table below summarizes cash and cash equivalents and Managed Accessibility:

(in millions)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$434.1	$109.2
Amounts placed (into)/out of restricted cash subsequent to period end	—	(29.0)
Managed Accessibility	19.6	0.2
Total cash and cash equivalents and Managed Accessibility	$453.7	$80.4

Covenants

The TL Agreements include a financial covenant requirement for the Company to maintain a minimum Liquidity. The Company is in compliance with the applicable financial covenant as of September 30, 2020.

The only applicable financial covenant until December 31, 2021 is the Liquidity requirement of $125.0 million.  With Liquidity as of September 30, 2020 of $453.7 million, UST loan availability, and forecasted operating results, management concludes it probable the Company will meet this covenant requirement for the next twelve months.

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	September 30, 2020		December 31, 2019
(in millions)	Book Value	Fair Value	Book Value	Fair Value
New Term Loan	$581.0	$593.8	$559.9	$559.3
ABL Facility	—	—	—	—
UST Loan Tranche A	227.2	227.2	—	—
UST Loan Tranche B	—	—	—	—
Lease financing obligations	225.9	223.0	231.3	233.7
Second A&R CDA	69.1	67.0	71.0	71.7
Total debt	$1,103.2	$1,111.0	$862.2	$864.7

The fair values of the New Term Loan and the Second Amended and Restated Contribution Deferral Agreement (the “Second A&R CDA”) were estimated based on observable prices (level two inputs for fair value measurements). The fair value of the UST Loan Tranche A is estimated using certain inputs that are unobservable (level three input for fair value measurement). The fair value of the lease financing obligations are estimated using a publicly traded secured loan with similar characteristics (level three input for fair value measurement).

4. Leases

Leases (in millions)	Classification	September 30, 2020	December 31, 2019
Assets
Operating	Operating lease right-of-use assets	$299.4	$386.0
Finance	Net property and equipment	2.3	2.6
Total lease assets		$301.7	$388.6
Liabilities
Current
Operating	Current operating lease liabilities	$115.9	$120.8
Finance	Other current and accrued liabilities	0.7	0.2
Noncurrent
Operating	Operating lease liabilities	196.2	246.3
Finance	Claims and other liabilities	3.1	3.3
Total lease liabilities		$315.9	$370.6

		Three Months		Nine Months
Lease Cost (in millions)	Classification	2020	2019	2020	2019
Operating lease cost	Purchased transportation; Fuel, operating expenses and supplies	$39.2	$42.3	$122.7	$124.7
Short-term cost	Purchased transportation; Fuel, operating expenses and supplies	5.4	4.5	9.5	11.4
Variable lease cost	Purchased transportation; Fuel, operating expenses and supplies	2.9	1.9	7.1	5.2
Finance lease cost
Amortization of leased assets	Depreciation and amortization	0.1	0.1	0.2	0.3
Interest on lease liabilities	Interest expense	0.1	0.1	0.3	0.3
Total lease cost		$47.7	$48.9	$139.8	$141.9

Remaining Maturities of Lease Liabilities	Operating Leases	Finance Leases	Total
2020	$40.2	$0.4	$40.6
2021	141.1	1.0	142.1
2022	93.2	0.6	93.8
2023	51.2	0.6	51.8
2024	21.8	0.6	22.4
After 2024	36.4	3.4	39.8
Total lease payments	$383.9	$6.6	$390.5
Less: Imputed Interest	71.8	2.8	74.6
Present value of lease liabilities	$312.1	$3.8	$315.9

Lease Term and Discount Rate (years and percent)	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate
Operating leases	3.4	12.5%
Finance leases	8.1	10.5%

	Three Months		Nine Months
Other Information (in millions)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases(a)	$38.8	$37.9	$94.3	$113.1
Operating cash flows from finance leases	0.1	0.1	0.3	0.3
Financing cash flows from finance leases	0.2	0.1	0.4	0.3
Leased assets obtained in exchange for new operating lease liabilities	$3.3	$57.6	$13.3	$111.4
(a)	Payments arising from operating leases are reported in operating activities on the statements of consolidated cash flows.

5. Employee Benefits

Qualified and Nonqualified Defined Benefit Pension Plans

The following table presents the components of our Company-sponsored pension plan costs for the three and nine months ended September 30:

	Three Months		Nine Months
(in millions)	2020	2019	2020	2019
Interest cost	$9.1	$11.4	$28.3	$34.2
Expected return on plan assets	(15.5)	(14.3)	(45.3)	(42.9)
Amortization of prior service credit	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of prior net pension loss	3.5	3.2	11.0	9.6
Settlement adjustment	1.9	1.7	1.9	1.7
Total net periodic pension cost	$(1.1)	$1.9	$(4.4)	$2.3

For the three and nine months ended September 30, 2020, net periodic pension cost included a non-union pension settlement charge for the Yellow Corporation Pension Plan (the “Yellow Plan”) of $1.9 million. The pension settlement charge was triggered due to the amount of lump sum benefit payments distributed from plan assets in 2020. The lump sum benefit payments reduce pension obligations and are funded from existing pension plan assets and therefore do not impact the Company’s cash balance. As a result of this settlement, the Company was required to measure the Yellow Plan as of July 31, 2020.

While plan liabilities increased by $37.5 million largely due to decreasing discount rates, plan assets specific to the Yellow Plan increased by $146.9 million as a result of larger than expected return on plan assets held in a master trust over our three pension plans. The return on plan assets was achieved primarily on the strength of one investment where we have trading restrictions in place until late in the fourth quarter of 2020. The net impact of the remeasurement yielded an improvement in the funded status of the Yellow Plan from a net liability of $118.5 million as of December 31, 2019 to a net asset of $0.2 million as of September 30, 2020.

The other two plans held in the same master trust, the Roadway LLC Pension Plan and the YRC Retirement Pension Plan, have not been remeasured as they did not trigger a similar settlement charge and will be remeasured on December 31, 2020.

We have contributed $16.6 million to our Company-sponsored pension plans through September 30, 2020. Due to funding relief provided by the CARES Act, we are not required to make the remaining $15.2 million of required annual contributions until January 1, 2021 but required contributions may be made sooner.

6. Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2020 was 83.8% and 35.1%, respectively, compared to 3.0% and 1.2%, respectively, for the three and nine months ended September 30, 2019. The significant items impacting the 2020 rates include a benefit from the reversal of liability for an uncertain tax position resulting from statute expiration, a benefit recognized due to application of the exception to the rules regarding intraperiod tax allocation, a provision for net state and foreign taxes, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2020.  The significant items impacting the 2019 rates include a benefit recognized due to application of the exception to the rules regarding intraperiod tax allocation, a provision for net state and foreign taxes, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2019.  We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset.  At September 30, 2020 and December 31, 2019, substantially all of our net deferred tax assets were subject to a valuation allowance.

7. Loss Per Share

Given our net loss position for each of the three and nine months ended September 30, 2020 and September 30, 2019, we do not report dilutive securities for these periods. At September 30, 2020 and 2019, our anti-dilutive unvested shares, options, and stock units were approximately 125,000 and 319,000, respectively.

On July 9, 2020, the Company issued 15,943,753 shares of common stock to the UST in connection with the execution of the UST Credit Agreements. These shares have been included in the average common shares outstanding used to calculate loss per share for the three and nine month periods ended September 30, 2020 from the date the shares were issued.

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

Class Action Securities Complaint

In January 2019, a purported class action lawsuit captioned Christina Lewis v. YRC Worldwide Inc., et al., Case No. 1:19-cv-00001, was filed in the United States District Court for the Northern District of New York against the Company and certain of our current and former officers. The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between March 10, 2014 and December 14, 2018. The complaint generally alleged that the defendants had violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements relating to the Company’s freight billing practices as alleged in the Department of Defense complaint described above. The action included claims for damages, including interest, and an award of reasonable costs and attorneys’ fees. The co-lead plaintiffs filed an amended complaint on June 14, 2019, and the defendants moved to dismiss it on July 15, 2019. On March 27, 2020, the court granted defendants’ motion to dismiss in its entirety and entered judgment closing the case. The co-lead plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit on April 27, 2020. That appeal is pending.

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

9. Related Party Transactions

We are deemed a related party under the applicable accounting standards with the United Stated federal government as a result of entering the UST Credit Agreements and the associated issuance of common stock to the UST.  In the ordinary course of business, the Company has continued to regularly transact with various authorities associated with the United States federal government (the “U.S. government”) and to also operate in an industry subject to various U.S. government regulations. These transactions and regulatory oversight relationships include the Company providing a full range of transportation services to various U.S. government entities and the Company being subject to certain applicable U.S. government regulations such as those of the U.S. Departments of Transportation and Homeland Security, as examples.

10. Subsequent Events

On October 20, 2020, the Company received $74.8 million of funds on an initial draw of the Tranche B UST Credit Agreement, which is more fully described in the “Debt and Financing” footnote to the consolidated financial statements. These funds are required to be used to fund the purchase of tractors and trailers.

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

Consolidated Results of Operations — an analysis of our consolidated results of operations for the three and nine months ended September 30, 2020 and 2019.

Certain Non-GAAP Financial Measures — presentation and an analysis of selected non-GAAP financial measures for the three and nine months ended September 30, 2020 and 2019 and trailing-twelve-months ended September 30, 2020 and 2019.

Financial Condition/Liquidity and Capital Resources — a discussion of our major sources and uses of cash and an analysis of our cash flows and aggregate contractual obligations and commercial commitments.

The “third quarter” and “first three quarters” of the years discussed below refer to the three and nine months ended September 30, respectively.

Our Business

YRC Worldwide is a holding company that, through its operating subsidiaries, offers our customers a wide range of transportation services. YRC Worldwide has one of the largest, most comprehensive LTL networks in North America with local, regional, national and international capabilities. Through its team of experienced service professionals, YRC Worldwide offers industry-leading expertise in LTL shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence. The Company is currently modernizing the holding company brand of Yellow and expects to reinvigorate its use in the coming months.

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

o

Adjusted EBITDA: a non-GAAP measure that reflects EBITDA, and further adjusts for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring charges, transaction costs related to issuances of debt, non-recurring consulting fees, non-cash impairment charges and the gains or losses from permitted dispositions, discontinued operations, and certain non-cash expenses, charges and losses (provided that if any of such non-cash expenses, charges or losses represents an accrual or reserve for potential cash items in any future period, the cash payment in respect thereof in such future period will be subtracted from Consolidated EBITDA in such future period to the extent paid). All references to “Adjusted EBITDA” throughout this section and the rest of this report refer to “Adjusted EBITDA” calculated under our TL Agreements (defined therein as “Consolidated EBITDA”) unless otherwise specified.  Consolidated EBITDA is also a defined term in our ABL Facility and the definition there aligns with the prior definition of Consolidated EBITDA under the Prior Term Loan Agreement.  Adjusted EBITDA is used for internal management purposes as a financial measure that reflects our core operating performance, to measure compliance with financial covenants in our TL Agreements and to determine certain management and employee bonus compensation.

We believe our presentation of EBITDA and Adjusted EBITDA is useful to investors and other users as these measures represent key supplemental information our management uses to compare and evaluate our core underlying business results, particularly in light of our leverage position and the capital-intensive nature of our business. Further, EBITDA is a measure that is commonly used by other companies in our industry and provides a comparison for investors to evaluate the performance of the companies in the industry.  Additionally, Adjusted EBITDA helps investors to understand how the company is tracking against our financial covenant in our TL Agreements as this measure is calculated as defined in our TL Agreements and serves as a driving component of our key financial covenants.

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

COVID-19

The global outbreak of COVID-19 has significantly impacted 2020 results and may continue to do so in future reporting periods. The full extent of the outbreak, related business and travel restrictions and changes to behavior intended to reduce the virus’s spread are uncertain and continue to evolve. While transportation is an essential business, and we have continued to operate without any material business interruptions, there has been a negative impact to the demand for transportation services.

Our shipping volumes began to decline in late March and were depressed compared to prior year throughout the first nine months of 2020. However, volumes have improved during the third quarter. Given the amount of economic uncertainty, including uncertainty about how and when federal, state and local governments will lift business and travel restrictions, it is difficult to predict how long we may experience negative year-over-year trends.  Additionally, the demand for crude oil has seen a decline during the third quarter which will continue to put downward pressure on our fuel surcharge revenues. As shipping revenues decrease, the need to manage liquidity becomes increasingly important and actions the Company has taken are more fully described in Financial Condition, Liquidity and Capital Resources. As of September 30, 2020, there have been no significant charges related to bad debt due to the global outbreak of COVID-19.

As we have not experienced any significant information technology outages that have impacted day-to-day operations, our control environment and operations continue to operate as they did before the outbreak of COVID-19.

The CARES Act contained certain income tax provisions intended to provide relief to taxpayers, but the Company does not anticipate these will have any significant impact on our tax rate, current or deferred tax provision, or cash taxes.

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

The Company accomplished four foundational components during 2019:

1.	Ratified a new five-year labor contract;
2.	Refinanced a term loan with improved and more flexible terms;
3.	Reorganized the field leadership structure to streamline decision making and enhance execution; and
4.	Completed the reorganization of the enterprise-wide sales force.

In 2020, the next phase of our transformation includes:

1.	Operational optimization;
2.	Technology migration;
3.	Facility evaluation.

The primary focus for the next phase of the enterprise transformation strategy is to operationally transform the movement of freight through our network and the technology used in the process.  In the initial phase of our plan to optimize operations, which spanned most of 2019, two of our companies operated independently out of the same service area.  Under the New National Master Freight Agreement that was ratified on May 14, 2019, we have the opportunity to consolidate service centers across our operating companies, along with the ability to implement strategic changes of operations, to optimize utilization of our assets and resources. We believe service center consolidation presents the greatest opportunity for this initiative. We launched our first consolidation in late 2019, with the emphasis of facility evaluation occurring in 2020.  By rationalizing the number of physical locations in the network while maintaining geographic coverage, we will improve density which should allow for improved service for our valued customers. We anticipate these efforts have allowed us to recognize cost savings in our linehaul and pick-up and delivery operations due to improved density, increased asset utilization, and optimization of route planning and labor resources, but we believe COVID-19 impacts have masked the full impact of those improvements. Over time, this initiative should continue to enhance service and strategically position our network for the growing demand of our customers and their supply chain needs, provide productivity improvements and streamline our cost structure as we seek to optimize resources across the network, including facilities, infrastructure and human capital.  We intend to consolidate individual operating company systems into a single platform, with the end goal of improving profitability and the customer experience. By streamlining systems, we are providing our customers access to five brands through one network and one enterprise-wide service offering.

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

Consolidated Results of Operations

The table below provides summary consolidated financial information for the third quarter and first three quarters 2020 and 2019:

	Third Quarter				First Three Quarters				Percentage Change in Dollar Amounts
	2020		2019		2020		2019		Third Quarter	First Three Quarters
(Amounts in millions)	$	%	$	%	$	%	$	%	%	%
Operating Revenue	$1,183.4	100.0	$1,256.8	100.0	$3,349.2	100.0	$3,711.7	100.0	(5.8)	(9.8)
Operating Expenses:
Salaries, wages and employee benefits	720.6	60.9	756.2	60.2	2,088.7	62.4	2,256.7	60.8	(4.7)	(7.4)
Fuel, operating expenses and supplies	175.4	14.8	218.9	17.4	546.1	16.3	683.1	18.4	(19.9)	(20.1)
Purchased transportation	177.1	15.0	160.7	12.8	439.3	13.1	465.0	12.5	10.2	(5.5)
Depreciation and amortization	32.5	2.7	37.2	3.0	102.4	3.1	115.7	3.1	(12.6)	(11.5)
Other operating expenses	58.4	4.9	59.0	4.7	175.2	5.2	180.2	4.9	(1.0)	(2.8)
(Gains) losses on property disposals, net	—	-	1.0	0.1	(45.3)	(1.4)	(3.6)	(0.1)	(100.0)	NM*
Impairment charges	—	-	—	-	—	-	8.2	0.2	-	(100.0)
Total operating expenses	1,164.0	98.4	1,233.0	98.1	3,306.4	98.7	3,705.3	99.8	(5.6)	(10.8)
Operating Income	19.4	1.6	23.8	1.9	42.8	1.3	6.4	0.2	(18.5)	NM*
Nonoperating Expenses:
Nonoperating expenses, net	32.3	2.7	40.3	3.2	96.4	2.9	96.2	2.6	(19.9)	0.2
Loss before income taxes	(12.9)	(1.1)	(16.5)	(1.3)	(53.6)	(1.6)	(89.8)	(2.4)	21.8	40.3
Income tax benefit	(10.9)	(0.9)	(0.5)	(0.0)	(18.8)	(0.6)	(1.1)	(0.0)	NM*	NM*
Net Loss	$(2.0)	(0.2)	$(16.0)	(1.3)	$(34.8)	(1.0)	$(88.7)	(2.4)	87.5	60.8

*Not meaningful

Third quarter of 2020 Compared to the Third quarter of 2019

Results of operations in the third quarter of 2020 were impacted by the outbreak of COVID-19 as shipping volumes decreased from typical levels especially earlier in the quarter and in certain markets that have seen greater case levels of COVID-19. Downward pressure on diesel prices reduced the amount of fuel surcharge revenues the Company was able to price in our services.  As such, our consolidated operating revenue decreased $73.4 million, or 5.8%, during the third quarter.

Due to the trends in shipping volumes and shortages for certain labor resources, the Company maintained a lower headcount than historical levels. In addition, the Company’s results reflect decreases in variable expenses, including fuel and maintenance, among others. Offsetting these variable expense decreases the Company paid higher contractual wage and benefit rates for union employees.

Total operating expenses decreased $69.0 million, or 5.6%, primarily as a result of decreases in variable expenses. Further material changes are provided below.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies decreased $43.7 million, or 20.0%, primarily due to a $27.9 million decrease in fuel expense, which was largely a result of lower fuel prices and fewer miles driven.  Additional decreases resulted from cost reduction efforts, including an $8.3 million reduction in professional services, a $5.3 million decrease in other employee expenses, and a $3.7 million decrease in vehicle maintenance.

Purchased transportation. Purchased transportation increased $16.4 million, or 10.2%, primarily due a $7.3 million increase in third-party costs due to the growth in customer-specific logistics solutions and a $7.0 million increase in over-the-road purchased transportation expense.

Income tax. Our effective tax rate for the third quarter of 2020 and 2019 was 83.8% and 3.0%, respectively.  The significant items impacting the 2020 rate include a benefit from the reversal of liability for an uncertain tax position resulting from statute expiration, a benefit recognized due to application of the exception to the rules regarding intraperiod tax allocation, a provision for  net state and foreign taxes, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2020.  The significant items impacting the 2019 rate include a benefit recognized due to application of the exception to the rules regarding intraperiod tax allocation, a provision for net state and foreign taxes, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2019.  We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we determine it is more likely than not that such assets will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior years’ earnings history, expected future earnings, loss carry-forward periods, reversals of existing deferred tax liabilities and tax planning strategies that potentially enhance the likelihood of the realization of a deferred tax asset. At September 30, 2020 and December 31, 2019, substantially all of our net deferred tax assets were subject to a valuation allowance.

The table below summarizes the key revenue metrics for the third quarter of 2020 compared to the third quarter of 2019:

	Third Quarter
	2020	2019	Percent Change(a)
Workdays	64.0	63.0

LTL picked up revenue (in millions)	$1,076.1	$1,151.2	(6.5)%
LTL tonnage (in thousands)	2,584	2,653	(2.6)%
LTL tonnage per workday (in thousands)	40.38	42.11	(4.1)%
LTL shipments (in thousands)	4,480	4,703	(4.7)%
LTL shipments per workday (in thousands)	70.00	74.64	(6.2)%
LTL picked up revenue per hundred weight	$20.82	$21.70	(4.0)%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$18.90	$19.16	(1.4)%
LTL picked up revenue per shipment	$240	$245	(1.9)%
LTL picked up revenue per shipment (excluding fuel surcharge)	$218	$216	0.8%
LTL weight per shipment (in pounds)	1,154	1,128	2.2%

Total picked up revenue (in millions)(b)	$1,179.1	$1,247.7	(5.5)%
Total tonnage (in thousands)	3,295	3,327	(1.0)%
Total tonnage per workday (in thousands)	51.49	52.81	(2.5)%
Total shipments (in thousands)	4,609	4,810	(4.2)%
Total shipments per workday (in thousands)	72.02	76.34	(5.7)%
Total picked up revenue per hundred weight	$17.89	$18.75	(4.6)%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$16.29	$16.61	(1.9)%
Total picked up revenue per shipment	$256	$259	(1.4)%
Total picked up revenue per shipment (excluding fuel surcharge)	$233	$230	1.3%
Total weight per shipment (in pounds)	1,430	1,383	3.3%

(in millions)	2020	2019
(b) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,183.4	$1,256.8
Change in revenue deferral and other	(4.3)	(9.1)
Total picked up revenue	$1,179.1	$1,247.7
(a)	Percent change based on unrounded figures and not the rounded figures presented.
(b)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue.

First Three Quarters of 2020 Compared to the First Three Quarters of 2019

Results of operations in the first three quarters of 2020 were impacted by the outbreak of COVID-19 especially during the second quarter.  As such, our consolidated operating revenue decreased $362.6 million, or 9.8%, during the first three quarters of 2020 compared to the same period in 2019 primarily due to decreased shipping volumes.

With the downturn in volume the Company reduced variable expenses congruent with shipping volume decreases, including labor through furloughs and reduced headcount, maintenance, and purchased transportation, among others. Offsetting these variable expense decreases was an increase in contractual wage and benefit rates, which impacted salaries, wages and employee benefits expenses.

Total operating expenses decreased $399.0 million, or 10.8%, for the first three quarters of 2020 compared to the first three quarters of 2019.  Total operating expenses excluding the gains on property disposals decreased $357.3 million, or 9.6%, for the same periods primarily as a result of decreases in variable expenses. Further material changes are provided below.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies decreased $137.1 million, or 20.1%, primarily due to a $81.6 million decrease in fuel expense, which was largely a result of fewer miles driven and lower prices. Cost reduction efforts, included a $19.7 million decrease in professional services, a $14.5 million decrease in other employee expenses, and lastly an $11.3 million decrease in other operating expense primarily related to vendor bankruptcy and settlement charges incurred in the prior year with no such expense in the current year.

Purchased transportation. Purchased transportation decreased $25.7 million, or 5.5%, primarily due to a $15.2 million decrease in local purchased transportation expense, and a $12.9 million decrease in rail purchased transportation expense, partially offset by a $9.0 million increase in third-party costs due to the growth in customer-specific logistics solutions.

Gains on property disposals. Net gains on disposals of property were $45.3 million in 2020, which were primarily the result of the sale of one real property, as compared to net gains of $3.6 million in 2019, as a result of gains on the sales of real property.

Impairment charges. During the first quarter of 2019, we recorded an $8.2 million impairment charge that reflects the write-down of an intangible asset as a result of rebranding strategies, leading to the discontinued use of a tradename.

Income tax. Our effective tax rate for the first three quarters of 2020 and 2019 was 35.1% and 1.2% respectively. The significant items impacting the 2020 rate include a benefit from the reversal of liability for an uncertain tax position resulting from statute expiration, a benefit recognized due to application of the exception to the rules regarding intraperiod tax allocation, a provision for net state and foreign taxes, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance projected for December 31, 2020.  The significant items impacting the 2019 rate include a benefit recognized due to application of the exception to the rules regarding intraperiod tax allocation, a provision for net state and foreign taxes, certain permanent items and a change in the valuation allowance established for the net deferred tax asset balance that had been projected for December 31, 2019.

	First Three Quarters
	2020	2019	Percent Change(a)
Workdays	192.5	189.5

LTL picked up revenue (in millions)	$3,055.5	$3,404.7	(10.3)%
LTL tonnage (in thousands)	7,412	7,879	(5.9)%
LTL tonnage per workday (in thousands)	38.50	41.58	(7.4)%
LTL shipments (in thousands)	12,806	13,962	(8.3)%
LTL shipments per workday (in thousands)	66.52	73.68	(9.7)%
LTL picked up revenue per hundred weight	$20.61	$21.61	(4.6)%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$18.55	$19.05	(2.6)%
LTL picked up revenue per shipment	$239	$244	(2.2)%
LTL picked up revenue per shipment (excluding fuel surcharge)	$215	$215	(0.1)%
LTL weight per shipment (in pounds)	1,158	1,129	2.6%

Total picked up revenue (in millions)(b)	$3,338.9	$3,688.1	(9.5)%
Total tonnage (in thousands)	9,454	9,857	(4.1)%
Total tonnage per workday (in thousands)	49.11	52.01	(5.6)%
Total shipments (in thousands)	13,158	14,270	(7.8)%
Total shipments per workday (in thousands)	68.35	75.30	(9.2)%
Total picked up revenue per hundred weight	$17.66	$18.71	(5.6)%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$15.95	$16.55	(3.6)%
Total picked up revenue per shipment	$254	$258	(1.8)%
Total picked up revenue per shipment (excluding fuel surcharge)	$229	$229	0.3%
Total weight per shipment (in pounds)	1,437	1,381	4.0%

(in millions)	2020	2019
(b)Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$3,349.2	$3,711.7
Change in revenue deferral and other	(10.3)	(23.6)
Total picked up revenue	$3,338.9	$3,688.1
(a)	Percent change based on unrounded figures and not the rounded figures presented.
(b)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue.

Certain Non-GAAP Financial Measures

As discussed in the “Our Business” section, we use certain non-GAAP financial measures to assess performance. These measures should be considered in addition to the results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, our GAAP financial measures.

Adjusted EBITDA / Consolidated EBITDA

The reconciliation of net loss to EBITDA and EBITDA to Adjusted EBITDA (defined in our TL Agreements as “Consolidated EBITDA”) for the third quarter and first three quarters of 2020 and 2019, and the trailing twelve months ended September 30, 2020 and 2019, is as follows:

	Third Quarter		First Three Quarters		Trailing Twelve Months Ended
(in millions)	2020	2019	2020	2019	September 30, 2020	September 30, 2019
Reconciliation of Net loss to Adjusted EBITDA(a):
Net loss	$(2.0)	$(16.0)	$(34.8)	$(88.7)	$(50.1)	$(71.2)
Interest expense, net	33.4	27.7	101.8	82.0	129.7	109.3
Income tax expense (benefit)	(10.9)	(0.5)	(18.8)	(1.1)	(22.0)	7.8
Depreciation and amortization	32.5	37.2	102.4	115.7	139.1	153.2
EBITDA	53.0	48.4	150.6	107.9	196.7	199.1
Adjustments for New Term Loan Agreement:
(Gains) losses on property disposals, net	—	1.0	(45.3)	(3.6)	(55.4)	(31.7)
Non-cash reserve changes(b)	—	(2.0)	3.0	14.0	5.1	14.0
Impairment charges	—	—	—	8.2	—	8.2
Letter of credit expense	2.0	1.6	5.2	4.8	6.9	6.4
Permitted dispositions and other	0.3	0.1	0.5	(1.0)	0.6	(1.0)
Equity-based compensation expense	1.1	1.8	4.3	5.2	5.4	6.0
Loss on extinguishment of debt	—	11.2	—	11.2	—	11.2
Non-union pension settlement charge	1.9	1.7	1.9	1.7	2.0	5.4
Other, net	1.0	0.2	1.5	2.3	2.1	1.2
Expense amounts subject to 10% threshold(c):
COVID-19	—	—	3.9	—	3.9	—
Other, net	3.1	1.3	8.8	14.1	12.9	23.5
Adjusted EBITDA prior to 10% threshold	62.4	65.3	134.4	164.8	180.2	242.3
Adjustments pursuant to TTM calculation(c)	(0.4)	0.6	(0.4)	(1.5)	(0.4)	(1.5)
Adjusted EBITDA	$62.0	$65.9	$134.0	$163.3	$179.8	$240.8
(a)	Certain reclassifications have been made to prior year to conform to current year presentation.
(b)	Non-cash reserve changes reflect the net non-cash reserve charge for union and non-union vacation, with such non-cash reserve adjustment to be reduced by cash charges in a future period when paid.
(c)

Pursuant to the TL Agreements, Adjusted EBITDA limits certain adjustments in aggregate to 10% of the trailing-twelve-month (“TTM”) consolidated Adjusted EBITDA, prior to the inclusion of amounts subject to the 10% threshold, for each period ending. Such adjustments include, but are not limited to, restructuring charges, integration costs, severance, and non-recurring charges. The limitation calculation is updated quarterly based on TTM Adjusted EBITDA, however, the sum of the quarters may not necessarily equal TTM Adjusted EBITDA, due to the expiration of adjustments from prior periods.

Financial Condition / Liquidity and Capital Resources

The following sections provide aggregated information regarding our financial condition, liquidity and capital resources.

Liquidity

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our asset-based loan facility and any prospective net cash flow from operations. As of September 30, 2020, our maximum availability under our ABL Facility was $61.0 million, and our managed accessibility was $19.6 million. Maximum availability is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $353.3 million of outstanding letters of credit. Our Managed Accessibility of $19.6 million represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured at September 30, 2020.  The credit agreement governing the ABL Facility permits adjustments from eligible borrowing base cash to restricted cash prior to the compliance measurement date of October 15, 2020.

For the December 31, 2019 borrowing base certificate, which was filed in January of 2020, we transferred $29.0 million of cash into restricted cash as permitted under the ABL Facility, which transfer effectively put our cash and cash equivalents and Managed Accessibility to $80.4 million.

The table below summarizes cash and cash equivalents and Managed Accessibility as of September 30, 2020 and December 31, 2019:

(in millions)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$434.1	$109.2
Amounts placed (into)/out of restricted cash subsequent to period end	—	(29.0)
Managed Accessibility	19.6	0.2
Total cash and cash equivalents and Managed Accessibility	$453.7	$80.4

Outside of funding normal operations, our principal uses of cash include but are but not limited to, paying principal and interest on our funded debt, making payments on our equipment leases, and funding capital expenditures. In addition, we are required to make contributions to our non-union pension plans.

As of September 30, 2020, we had $1,155.6 million in aggregate par value of outstanding indebtedness, the majority of which matures in approximately three to five years.  In addition, we have, and will continue to have, significant operating lease obligations. As of September 30, 2020, our operating lease payment obligations through 2030 totaled $383.9 million. We also have future funding obligations for our various multi-employer health, welfare and pension funds and non-union pension plans.

Our capital expenditures for the first three quarters of 2020 and 2019 were $41.4 million and $111.5 million, respectively. These amounts were principally used to fund the purchase of new and used revenue equipment, for capitalized costs to improve our technology infrastructure and to refurbish engines for our revenue fleet.  Our activity related to new operating lease commitments for revenue equipment was nominal during the first three quarters of 2020.

Covenants

The TL Agreements include a financial covenant requirement for the Company to maintain a minimum Liquidity. The Company is in compliance with the applicable financial covenant as of September 30, 2020.

The only applicable financial covenant until December 31, 2021 is the Liquidity requirement of $125.0 million.  With Liquidity as of September 30, 2020 of $453.7 million, UST loan availability, and forecasted operating results, management concludes it probable the Company will meet this covenant requirement for the next twelve months.

Cash Flows

Operating Cash Flow

Cash provided by operating activities was $108.5 million during the first three quarters of 2020, compared to $13.4 million during the first three quarters of 2019.  The increase in cash provided was primarily attributable to deferrals of various payments recorded as other operating liabilities.  Under the CARES Act, we are deferring payment of certain employer payroll taxes that resulted in $57.9 million of liabilities as of September 30, 2020 for the remainder of 2020, with 50% due December 31, 2021 and 50% due December 31, 2022 as detailed in our Contractual Cash Obligations table. Lease payments were $18.8 million lower during the first three quarters of 2020, as compared to the first three quarters of 2019. Cash paid for lease payments decreased primarily due to lease payment deferrals. Other operating liabilities increased $75.5 million, which includes accrued payroll tax deferrals.  In addition, for the nine months ended 2020 the Company incurred $40.5 million of interest expenses that were paid-in-kind.

Investing Cash Flow

Cash provided by investing activities was $13.9 million during the first three quarters of 2020 compared to $101.6 million used during the first three quarters of 2019.  The increase of $115.5 million in cash provided was largely driven by cash proceeds from the sale of real property as well as a reduction to cash outflows on revenue equipment acquisitions.  Cash used by investing cash flows during the remainder of 2020 are expected to increase due to increased capital expenditures as the Company anticipates utilizing funds from the UST Credit Agreements.

Financing Cash Flow

Cash provided by financing activities for the first three quarters of 2020 was $206.9 million compared to $18.1 million used during the first three quarters of 2019. The increase in cash is primarily related to amounts drawn on our UST Credit

Agreement Tranche A.  Cash provided by financing activities during the fourth quarter of 2020 will include additional funds drawn to acquire tractors and trailers as described by the UST Credit Agreements.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual cash obligations and other commercial commitments as of September 30, 2020.

Contractual Cash Obligations

The following table reflects our cash outflows that we are contractually obligated to make as of September 30, 2020:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
ABL Facility(a)	$31.1	$8.7	$17.7	$4.7	$—
New Term Loan(b)	811.8	52.9	105.6	653.3	—
UST Loan Tranche A(c)	326.4	11.4	23.9	291.1
Lease financing obligations(d)	353.2	43.3	87.9	84.4	137.6
Pension deferral obligations(e)	81.2	6.6	74.6	—	—
Employer payroll taxes(f)	57.9	—	57.9	—	—
Workers’ compensation and third-party liability claims obligations(g)	359.3	111.7	112.7	46.8	88.1
Operating leases(h)	383.9	149.0	166.8	39.4	28.7
Other contractual obligations(i)	30.0	26.0	3.6	0.4	—
Capital expenditure obligations(j)	3.0	3.0	—	—	—
Total contractual obligations	$2,437.8	$412.6	$650.7	$1,120.1	$254.4
(a)	The ABL Facility includes future payments for the letter of credit and unused line fees and are not included on the Company’s consolidated balance sheets.
(b)	The New Term Loan includes principal and interest payments but excludes unamortized discounts.
(c)	The UST Loan Tranche A includes principal and interest payments, including paid-in-kind interest.
(d)	The lease financing obligations consist primarily of interest payments.
(e)	Pension deferral obligations includes principal and interest payments on the Second A&R CDA.
(f)	Employer payroll taxes include amounts permitted for deferral by the CARES Act.
(g)	The workers’ compensation, property damage and liability claims obligations represent our estimate of future payments for these obligations, not all of which are contractually required.
(h)	Operating leases represent future payments under contractual lease arrangements primarily for revenue equipment.
(i)	Other contractual obligations include future service agreements and certain maintenance agreements and are not included on the Company’s consolidated balance sheets.
(j)

Capital expenditures and other obligations primarily include noncancelable orders for revenue equipment the Company will either purchase or lease.  If leased, the cash obligations will be scheduled over the multi-year term of the lease and ROU assets and liabilities will be recorded upon lease execution.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event.

	Amount of Commitment Expiration Per Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
ABL Facility availability(a)	$61.0	$—	$—	$61.0	$—
Letters of credit(b)	353.3	—	—	353.3	—
Surety bonds(c)	108.5	108.1	0.4	—	—
Total commercial commitments	$522.8	$108.1	$0.4	$414.3	$—
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

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of September 30, 2020 and have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” note to our consolidated financial statements included with this quarterly report on Form 10-Q, and that discussion is incorporated by reference herein.

Item 1A.  Risk Factors

You should carefully consider the factors discussed in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and as updated in part in our Form 10-Q for the quarter ended June 30, 2020 which could materially affect our business, financial condition or future results. The risks in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

Item 5.  Other Information

The Company is electing to disclose those matters set forth below in this quarterly report in lieu of filing a separate Current Report on Form 8-K in accordance with Instruction (a) of this Item 5 of Form 10-Q and Instruction B.3 of Form 8-K.

New Board Member Appointments

On October 27, 2020, the Board of Directors (the “Board”) of YRC Worldwide Inc. (the “Company”) appointed Susana Martinez and Shaunna D. Jones to the Board, each to serve until the 2021 Annual Meeting of Stockholders.  The Board anticipates that Gov. Martinez and Ms. Jones will be nominated by the Board for election by the stockholders at that meeting and going forward.

The Board has appointed Gov. Martinez to serve on the Compensation Committee and as the Chairperson of the Governance Committee and Ms. Jones to serve on the Audit and Ethics Committee and Governance Committee.  There are no arrangements or understanding that exist between Gov. Martinez or Ms. Jones and any other persons pursuant to which either was selected as a director. In addition, there are no transactions between either Gov. Martinez or Ms. Jones and the Company that would be reportable under Item 404(a) of Regulation S-K.

Each of Gov. Martinez and Ms. Jones will receive the same cash and equity compensation as the other non-employee directors serving on the Board pursuant to the Company’s Fourth Amended and Restated Director Compensation Plan (the “Plan”), as amended, which has been filed as Exhibit 10.5.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference. Pursuant to the Plan, each new director will receive an annual cash retainer of $190,000, paid quarterly. In addition, each will be entitled to receive an annual grant of restricted stock units equal to $60,000 divided by the 30-day average closing price of our common stock on the grant date, which initial grant date for such new directors shall be in February 2021.

The Company and each of Gov. Martinez and Ms. Jones will enter into the Company’s standard form of indemnification agreement for directors and officers, a copy of which was previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 15, 2007 and is incorporated herein by reference.

Chief Financial Officer and Board Member Resignation

On October 27, 2020, Jamie G. Pierson, Chief Financial Officer of the Company, and a member of the Board notified the Company of his resignation of employment with the Company and notified the Board of his resignation from the Board.  Prior to his resignation, Mr. Pierson also served as the principal accounting officer of the Company.  Mr. Pierson and the Company anticipate entering into a severance agreement that will entitle Mr. Pierson to receive a lump sum payment equal to his base salary for eighteen (18) months in accordance with the Company’s severance policy for executive officers as well as an additional lump sum severance payment of $550,000. Mr. Pierson will also receive a portion of the time-vested restricted shares he was previously granted that were scheduled to vest in December 2020 and February 2021 based on a proration calculation from the date of grant through the date of separation as provided under his current equity agreements.

Appointment of Interim Chief Financial Officer and Chief Accounting Officer

On October 29, 2020, the Board appointed Daniel L. Olivier to serve as the Company’s Interim Chief Financial Officer and James R. Faught to serve as the Company’s Chief Accounting Officer.

Mr. Olivier, age 48, has been employed by the Company since 1997 in various positions of increasing responsibility.  Most recently, Mr. Olivier served as Vice President, Financial Reporting and Analysis since October 2019 and has served as Vice President Finance at USF Holland since April 2008. Mr. Olivier previously served as the Company’s Interim Treasurer from July to December 2010.

Mr. Faught, age 39, has served as Vice President - Controller of the Company since February 2020 and prior thereto as Director of Financial Reporting since July 2017.  Prior to joining the Company, Mr. Faught served as the Director of Financial Planning & Analysis for ROM Acquisition Corp (Safe Fleet), a provider of safety and productivity solutions to fleet vehicles manufacturers and operators, since 2014.  At Safe Fleet, Mr. Faught was responsible for financial reporting, treasury operations, budgeting and cash management, among other responsibilities.

In connection with their appointments, the base salary of Messrs. Olivier and Faught will be $400,000 and $250,000 per annum, respectively.  In addition, Messrs. Olivier and Faught will be entitled to participate in the Company’s executive compensation program with a short-term incentive program target potential payout of 100% of their respective base salary, with a maximum earnings opportunity of 200% of target along with potential long-term incentive opportunities as established by the Compensation Committee of the Board.

There are no arrangements or understanding that exist between Messrs. Olivier or Faught and any other persons pursuant to which either was selected as an officer.  In addition, there are no transactions between either Messrs. Olivier or Faught and the Company that would be reportable under Item 404(a) of Regulation S-K.

Amendment to Bylaws

On October 29, 2020, the Board adopted resolutions amending Section 5.3 of the Amended and Restated Bylaws (adopted as of September 16, 2011) (the “Bylaws”) of the Company to add a new paragraph (b) as set forth below:

(b) Each of the Chairman of the Board and the Chief Executive Officer shall serve as ex-officio members of all committees of the Board on which each does not otherwise serve as a member. Each ex-officio member or members of any committee shall be entitled to be present in person, to present matters for consideration and to take part in consideration of any business by the committee at any meeting of the committee, but which ex-officio member or members shall not be counted for purposes of a quorum nor for purposes of voting or otherwise in any way for purposes of authorizing any act or other transaction of business by such committee. The Chairman of the Board as an ex-officio member may notice and call any meeting of a committee in accordance with the procedures set for by the committee in accordance with Section 5.4 below.

The foregoing summary is qualified in its entirety by reference to the complete text of the Company’s Amendment to Amended and Restated By-Laws, as adopted and effective on October 29, 2020, a copy of which is filed herewith as Exhibit 3.1 and incorporated by reference.

Item 6. Exhibits

3.1*	Amendment to Amended and Restated By-Laws of YRC Worldwide Inc.

10.1

Voting Rights Agreement, dated July 9, 2020, among the Company, the United States Department of the Treasury, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 000-12255).

10.2

Registration Rights Agreement, dated July 9, 2020, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 000-12255).

10.3

UST Tranche A Term Loan Credit Agreement, dated July 7, 2020, by and among the Company, as borrower, the subsidiaries of the borrower party thereto from time to time, the lenders from time to time party thereto, and The Bank of New York Mellon, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 000-12255).

10.4

UST Tranche B Term Loan Credit Agreement, dated July 7, 2020, by and among the Company, as borrower, the subsidiaries of the borrower party thereto from time to time, the lenders from time to time party thereto, and The Bank of New York Mellon, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 000-12255).

10.5

Amendment No. 6 to Loan and Security Agreement, dated July 7, 2020, by and among the Company, certain of the Company’s subsidiaries party thereto, the lenders party thereto and Citizens Business Capital, as agent (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 000-12255).

10.6

Amendment No. 2 to Amended and Restated Credit Agreement, dated July 7, 2020, by and among the Company, as borrower, the subsidiaries of the borrower party thereto from time to time, the lenders from time to time party thereto, and Alter Domus Products Corp., as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 000-12255).

31.1*	Certification of Darren D. Hawkins filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Daniel L. Olivier filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Darren D. Hawkins furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Daniel L. Olivier furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Interline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

__________________________

*Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YRC WORLDWIDE INC.

Date: November 2, 2020	/s/ Darren D. Hawkins
Darren D. Hawkins
Chief Executive Officer

Date: November 2, 2020	/s/ Daniel L. Olivier
Daniel L. Olivier
Interim Chief Financial Officer