Form 10-K
period 2020-12-31
Yellow Corp
filed 2021-02-11
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 0-12255

Yellow Corporation

(Exact name of registrant as specified in its charter)

Delaware	48-0948788
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10990 Roe Avenue, Overland Park, Kansas	66211
(Address of principal executive offices)	(Zip Code)

(913) 696-6100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	YELL	The NASDAQ Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $63.1 million based on the closing price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 5, 2021
Common Stock, $0.01 par value per share	51,179,777 shares

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

Cautionary Note on Forward-Looking Statements

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

PART I

Item 1. Business

General Description of the Business

Yellow Corporation (also referred to as “Yellow,” the “Company,” “we,” “us” or “our”) is a holding company that, through its operating subsidiaries, offers its customers a wide range of transportation services. In February 2021, YRC Worldwide Inc. completed a name change to Yellow Corporation. We have one of the largest, most comprehensive less-than-truckload (“LTL”) networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer expertise in LTL shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence.

Yellow Corporation provides for the movement of industrial, commercial and retail goods through our LTL subsidiaries including USF Holland LLC (“Holland”), New Penn Motor Express LLC (“New Penn”), USF Reddaway Inc. (“Reddaway”), YRC Inc. and YRC Freight Canada Company (both doing business as, and herein referred to as, “YRC Freight”). Our LTL companies provide local, regional, national and international services through a consolidated network of facilities located across North America. We also offer regional, next-day ground services through a network of facilities located across North America. Through HNRY Logistics, Inc. (“HNRY Logistics”), our customer-specific logistics solutions provider, we specialize in truckload, residential, and warehouse solutions.

Incorporated in Delaware and headquartered in Overland Park, Kansas, we employed approximately 30,000 people as of December 31, 2020. The mailing address of our headquarters is 10990 Roe Avenue, Overland Park, Kansas 66211, and our telephone number is (913) 696-6100. Our website is www.myyellow.com. Through the “SEC Filings” link under the “Investors” tab on our website, we make our filings available as soon as reasonably practicable after they are electronically filed with or furnished to the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, filings required under Section 16 of the Securities Exchange Act and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All of these filings may be viewed or printed from our website free of charge.

Narrative Description of the Business

The Company offers a full range of services for the transportation of industrial, commercial and retail goods in national, regional and international markets, primarily through the operation of owned or leased equipment in its North American ground distribution network. Transportation services are provided for various categories of goods, which may include (among others) apparel, appliances, automotive parts, chemicals, food, furniture, glass, machinery, metal, metal products, non-bulk petroleum products, rubber, textiles, wood and other manufactured products or components. The Company provides both LTL services, which combine shipments from multiple customers on a single trailer, and truckload services. Deliveries are predominately LTL shipments with truckload services offered to maximize equipment utilization and reduce empty miles (the distance empty or partially full trailers travel to balance the network). The Company also provides higher-margin specialized services, including guaranteed expedited services, time-specific deliveries, cross-border services, coast-to-coast air delivery, exhibit services, product returns, temperature-sensitive shipment protection and government material shipments.

The Company operates throughout North America with one of the largest networks of LTL service centers, equipment and transportation professionals, offering flexible and efficient supply chain solutions serving various customer needs. The Company also provides logistics solutions for customer-specific needs with custom projects, consolidation and distribution, reverse logistics, and residential white glove service offerings. A substantial majority of our services are provided wholly within the United States.

The Company’s employees are dedicated to operating its extensive network which transported approximately 17.4 million shipments in 2020. On December 31, 2020, the Company’s revenue fleet was comprised of approximately 13,500 tractors, including approximately 10,400 owned tractors and 3,100 leased tractors, and approximately 41,900 trailers, including approximately 29,600 owned trailers and 12,300 leased trailers. The Company’s network includes 332 strategically located service facilities including 176 owned facilities with approximately 11,300 doors and 156 leased facilities with approximately 8,800 doors, in addition to six warehouses managed by our logistics solution provider, HNRY Logistics.

Parent Company

Yellow Corporation, headquartered in Overland Park, Kansas, provides centrally-managed support to our operating companies that spans a variety of functions, including sales and marketing, information technology, finance and accounting, legal, transportation management, revenue management, risk management, procurement, and security.

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

•

International - Providing freight forwarding and final-mile delivery services to companies shipping to and from multiple regions around the world. This service can be offered through a combination of owned assets or through a purchased transportation model and may involve just one leg of a shipment’s movement between countries.

The Company provides services in all four sub-groups in North America with a heavy concentration of services in the United States. We directly compete in the regional market and use intracompany and external interline relationships to provide service to the interregional and national transportation marketplace. HNRY Logistics is our non-asset-based provider of transportation solutions and competes with asset-based carriers, third-party logistics (“3PL”) firms, forwarders and global integrated freight transportation service providers. Each brand competes against a number of providers in these markets, from small firms with one or two vehicles to global competitors with thousands of physical assets and non-asset-based logistics solutions. While we have competitors with a similar multi-dimensional approach, there are few in the traditional LTL segment with as comprehensive an offering in those categories as our family of brands provides.

Asset-based LTL carriers utilize 3PL firms. These asset-light service providers are both our customers and competitors. As customers, these firms aggregate truck shipment demand and distribute that demand across the transportation sector. Asset-based LTL carriers are the providers of shipping capacity to 3PL companies and thus our LTL offerings can benefit from the relationships with 3PL firms. As competitors, 3PLs often control shipper relationships and can shift shipment volumes away from specific carriers. Certain 3PLs have completed purchases of asset-based LTL carriers and certain LTL carriers have completed purchases of 3PLs, both of which have and will continue to alter the competitive landscape.

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

Technological investments to improve network efficiency and optimize asset utilization can provide carriers with cost advantages. Further development of density-based pricing strategies require carriers to continue to make investments in scanning and measuring technologies. We have already taken significant steps toward implementing these various types of technologies, and other competitors in our industry have made and are also making investments in these technologies at varying speeds.

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

Our companies are subject to regulatory and legislative changes, which can affect our economics and those of our competitors. Some regulatory changes could potentially impact the pool of available drivers and the costs of compensation of drivers. Various federal and state agencies regulate us, and our operations are also subject to various federal, foreign, state, provincial and local environmental laws and regulations dealing with transportation, storage, presence, use, disposal and handling of hazardous materials, emissions related to the use of petroleum-based fuels, fuel efficiency, discharge of storm-water and underground fuel storage tanks. Our drivers and facility employees are protected by occupational safety and health regulations and our drivers are subject to hours of service regulations. Some regulatory changes could potentially impact the pool of available drivers or otherwise increase our costs of operations. We are also subject to security regulations intended to combat terrorism imposed by the U.S. Department of Homeland Security and other federal and state agencies. See the Risk Factors section related to our compliance with laws and regulations in Item 1A of this report.

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

Our operating companies store fuel and lubricating oils for use in our revenue equipment in approximately 206 underground storage tanks located throughout the United States. Maintenance of such underground storage tanks is regulated at the federal and, in some cases, state level. The underground storage tanks are required to have leak detection systems and are required to be extracted upon our exiting the property.

During 2020, we spent approximately $7.7 million to comply with U.S. federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, “Environmental Regulations”). In 2021, we expect to spend approximately $8.5 million to comply with the Environmental Regulations. Based upon current information, we believe that our compliance with Environmental Regulations will not have a material adverse effect upon our capital expenditures, results of operations and competitive position because we have either made adequate reserves for such compliance expenditures or the cost for such compliance is expected to be small in comparison with our overall expenses.

The Comprehensive Environmental Response, Compensation and Liability Act (known as the “Superfund Act”) imposes liability for the release of a “hazardous substance” into the environment. Superfund Act liability is imposed without regard to fault and even if the waste disposal was in compliance with then-current laws and regulations. With the joint and several liabilities imposed under the Superfund Act, a potentially responsible party (“PRP”) may be required to pay more than its proportional share of any required environmental remediation. Several of our subsidiaries have been identified as PRPs at various sites discussed below. The U.S. Environmental Protection Agency (the “EPA”) and appropriate state agencies are supervising investigative and cleanup activities at these sites.

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

The former Roadway Express (now a part of YRC Freight) has been alleged to be a PRP for three locations: Ward Transformer, Raleigh, NC, Roosevelt Irrigation District, Phoenix, AZ and Berry's Creek, Carlstadt, NJ. There is little, if any, evidence connecting YRC Freight with either the Ward Transformer site or to the Roosevelt Irrigation District’s contaminated groundwater wells and any potential exposure is believed to be immaterial. The EPA and a number of potentially responsible parties have performed a Remedial Investigation and Feasibility Study (“RI/FS”) and the EPA has issued a record of decision for an interim remedy for the Berry’s Creek Study Area (“BCSA”). The EPA has requested that YRC Freight participate in designing the remedy (the “Remedial Design”) for the BCSA. YRC Freight does not believe that it is a PRP for the BCSA and has, therefore, declined to participate in the Remedial Design.

The EPA has issued the Company an RFI regarding current and former Yellow Transportation and Roadway Express (now YRC Freight) facilities adjacent to or in close proximity of Newtown Creek, NY and its tributaries. None of the Company’s operating companies have been named as a PRP in this matter, but YRC Freight has entered into a tolling agreement with the Newtown Creek Group (“NCG”). The NCG is comprised of five companies and the City of New York who, per Consent Order, have agreed to perform a RI/FS under the supervision of the EPA. The EPA’s website regarding this matter provides status updates of site investigations and study.

USF RedStar LLC, a non-operating subsidiary, has been alleged to be a PRP at four locations: Booth Oil, N. Tonawanda, NY and three separate landfills in Byron, NY, Moira, NY and Baltimore, MD. Holland has been alleged to be a PRP in an RFI for one location, Horton Sales Piedmont Site, Greenville County, SC. YRC Freight has been alleged to be a PRP at one landfill in Baltimore, MD.

Although the outcome of any legal matter is subject to uncertainties, based on our current knowledge, we believe the potential combined costs at all of the above sites will not be significant and we believe we have made adequate reserves for complying with future EPA demands at such sites.

While PRPs in Superfund Act actions have joint and several liabilities for all costs of remediation, it is not possible at this time to quantify our ultimate exposure because the projects are either in the investigative or early remediation stage. Based upon current information, we do not believe that probable or reasonably possible expenditures in connection with the sites described above are likely to have a material adverse effect on our financial condition or results of operations because:

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

The impact of the coronavirus disease (“COVID-19”) outbreak had a considerable impact on our 2020 consolidated financial statements. See the Risk Factors section related to our forward-looking considerations in Item 1A of this report.

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

Consumer and corporate purchasing behaviors may also change due to cyclical economic conditions or changes in consumer trends. For example, consumer retail shopping experienced a significant shift in market share from brick-and-mortar distribution to online purchasing and direct-to-consumer warehouse fulfillment. This shift was notably accelerated due to COVID-19. These changes can permanently alter distribution patterns, warehousing and inventory carrying volumes, and subsequent use of LTL.

Human Capital Resources

The Company’s commitment to human capital resources is evidenced through our focus on our people. Their safety, both physical and psychological, is our top priority as we create a culture of collaboration, inclusion, integrity, leadership, and respect. We believe the Company’s success is firmly built upon our commitment to these values, giving us the ability to attract, develop, and retain quality talent. It is this ability and aspiration to be an employer of choice among diverse, quality talent that drives us to cultivate the culture we envision of an engaged, inclusive workplace where our people have a sense of belonging and can better focus on executing our strategic goals, driving innovation, and delivering on our commitment to our customers. The skills, diverse experiences, and industry knowledge of our approximately 30,000 employees significantly benefit our operations and performance.

The Company is safety focused; hazards in the workplace are actively identified, and management tracks incidents so remedial actions can be taken. As a team, we hold ourselves accountable to taking care of our customers and each other.

As discussed throughout this filing, most of our employees are covered by our various collective bargaining agreements. As such, the Company is dedicated to managing our labor relations for those employees covered by collective bargaining agreements as well as those who are not.

The Company is committed to efforts to increase diversity within our partnerships and our workforce and has established a supplier diversity policy as well as a diversity, equity, inclusion, and belonging (“DEIB”) steering committee to guide these efforts. The supplier diversity policy commits the Company to providing fair and reasonable access to business opportunities without regard to status, structure, or ownership. We believe this program has the potential to help create better partnerships, stronger customers, and economic growth for our community members. The Company’s DEIB steering committee, comprised of a representative group of employees within the organization, will provide strategic direction, set organizational objectives, and lead diversity, equity, inclusion, and belonging initiatives and programs.

The COVID-19 pandemic has highlighted new and different challenges to work through to honor our commitment to keep our employees healthy and safe. In response to the pandemic, the Company has taken actions to protect our valued employees so they can more safely perform their work.

Item 1A. Risk Factors

In addition to the risks and uncertainties described elsewhere in this report or in our other SEC filings, the following risk factors should be considered carefully in evaluating us. These risks could have a material adverse effect on our business, financial condition (including our liquidity), results of operations and cash flows.

Business Risks

If our relationship with our employees and unions were to deteriorate, we may be faced with labor disruptions or stoppages or general uncertainty by our customers, which could have a material adverse effect on our business, financial condition, results of operations and cash flows, result in a loss of customers, and place us at a disadvantage relative to competitors.

Each of our operating subsidiaries has employees who are represented by the International Brotherhood of Teamsters (“IBT”). These employees represented approximately 79% of our workforce at December 31, 2020. Salaries, wages and employee benefits for both union and non-union employees compose over half of our operating costs. Each of our YRC Freight, New Penn and Holland subsidiaries employ most of their unionized employees under the terms of a common master collective bargaining agreement and related supplemental agreements that remain in effect through March 31, 2024, and Reddaway employs most of their unionized employees under a collective bargaining agreement that expires March 31, 2021. The IBT also represents a number of employees at YRC Freight in Canada under more localized agreements, which have wages, benefit contributions and other terms and conditions that we believe better fit the cost structure and operating models of this entity.

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

We are subject to general economic factors that are largely out of our control, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business is subject to a number of general economic factors, including the health of the industrial economy, global trade tensions, global or national health epidemics and pandemics such as the widespread outbreak of COVID-19, among others that may adversely affect our business, financial condition and results of operations, many of which are largely out of our control. These factors include recessionary economic cycles and downturns in customers’ business cycles and changes in their business practices, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers. Economic conditions may adversely affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. Because a portion of our costs are fixed, it may be difficult for us to quickly adjust our cost structure proportionally with fluctuations in volume levels. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our reserve for bad debt losses. Further, we depend on our suppliers for equipment, parts and services that are critical to our business. A disruption in the availability of these supplies or a material increase in their cost due to adverse economic conditions or financial constraints of our suppliers could adversely impact our business, financial condition, results of operations and cash flows.

The widespread outbreak of an illness or any other communicable disease, including the effects of pandemics, or any other public health crisis, as well as regulatory measures implemented in response to such events, could adversely affect our business, financial condition, results of operations and cash flows.

Our business has been and could be negatively impacted by the widespread outbreak of an illness or any other communicable disease or other public health crisis. Measures intended to prevent the spread of a health epidemic could also have an adverse effect on our business.

The COVID-19 pandemic has, and may continue to, adversely impact economic activity and conditions worldwide and created significant volatility and disruption to financial markets. Efforts to control the spread of COVID-19 have led governments and other authorities to impose restrictions such as travel bans and limits, quarantines, shelter-in-place orders, increased border and port controls, and closures and shutdowns which have resulted in business closures and disrupted supply chains worldwide. The COVID-19 pandemic and measures taken to prevent its spread have, at certain times, negatively impacted demand for our services, and thus our shipment and tonnage levels, and has prevented us from delivering some freight in our network due to recipients that have closed their businesses to deliveries during the COVID-19 pandemic.

Specifically, the global outbreak of COVID-19 has had a significant negative impact on our 2020 results, including shipping volumes at certain times, and it may continue to do so in future reporting periods. Furthermore, the continuation of COVID-19 related social and economic disruptions may lead to other events which could negatively impact our operations, including limited availability of drivers and other key employees, reductions in operating efficiencies and increased security risks due to employees working remotely, reductions in the supply of necessary capital equipment, industry-wide excess capacity or rate reductions, reductions in the supply of capital equipment, an increase in our pension funding obligations due to market volatility, the credit-worthiness of our customers, or volatile financial credit markets.

Given the amount of economic uncertainty, including uncertainty about how and when federal, state and local governments will lift business and travel restrictions or put new restrictions in place, it is difficult to predict how long we may experience negative trends. The continuing impact of the COVID-19 pandemic on our business is highly uncertain and will depend on future developments, including the duration and severity of the pandemic, government restrictions imposed in response to the pandemic, and the development and availability of effective treatments and vaccines. An extended period of economic disruption and resulting declines in industrial production and manufacturing, consumer spending, and demand for our services, as well as the ability of our customers and other business partners to fulfill their obligations, could have a material adverse effect on our financial condition, results of operations and cash flows.

We are exposed to, and may be adversely affected by, interruptions to our computer and information technology systems and sophisticated cyber-attacks.

We rely on our information technology systems and networks in connection with many of our business activities. Some of these networks and systems are managed by third-party service providers and are not under our direct control. Our operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to our business, customers, suppliers, employees and other sensitive matters. As with most companies, we have experienced cyber-attacks, attempts to breach our systems and other similar incidents, none of which have been material. Any future cyber incidents could, however, materially disrupt operational systems; result in loss of proprietary or competitively sensitive information; compromise personally identifiable information regarding customers or employees; delay our ability to deliver service to customers; and jeopardize the security of our facilities. A cyber incident could be caused by malicious outsiders or insiders using sophisticated methods to circumvent firewalls, encryption and other security defenses. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Information technology security threats, including security breaches, computer malware and other cyber-attacks, are increasing in both frequency and sophistication and could create financial liability, subject us to legal or regulatory sanctions or damage our reputation with customers, suppliers and other stakeholders. With some of our employees working from home during the COVID-19 pandemic, there may be increased opportunities for unauthorized access and cyber-attacks. Security breaches could also result in a violation of U.S. and international privacy and other laws and subject the Company to various litigations and proceedings. We continuously seek to maintain a robust program of information security and controls, but the impact of a material information technology event could have a material adverse effect on our competitive position, reputation, results of operations, financial condition and cash flows.

We are subject to business risks and increasing costs associated with the transportation industry that are largely out of our control, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to business risks and increasing costs associated with the transportation industry that are largely out of our control, any of which could adversely affect our business, financial condition and results of operations. The factors contributing to these risks and costs include increasing equipment and operational costs, weather, fuel prices, interest rates, insurance premiums, self-insurance levels, letters of credit required to support outstanding claims, license and registration fees, potential harm by security measures associated with anti-terrorism concerns and excess capacity in the transportation industry, as well as the other factors discussed in this risk factor section. Further, we periodically need to upgrade or change our technology systems, which may be costly and could disrupt or reduce the efficiency of our operations.

Difficulties attracting and retaining qualified drivers could result in increases in driver compensation and purchased transportation costs and could adversely affect our profitability.

We need to attract new qualified drivers and may face difficulty doing so. Like many in the trucking industry, it is important to our business that we retain the necessary number of qualified drivers to operate efficiently. Regulatory requirements, including the Compliance Safety Accountability program (“CSA”) of the Federal Motor Carrier Safety Administration (“FMCSA), have reduced the number of eligible employee drivers and independent contractors and may continue to do so in the future. Future Company driver shortages may result in less than optimal use of rail and over-the-road purchased transportation, which may result in higher costs to the Company and which use is limited under our collective bargaining agreement with the IBT. The compensation we offer our drivers is subject to market conditions, and we may find it necessary to increase driver compensation in future periods if we must attract new drivers. In addition, we and our industry suffer from a high driver turnover rate. Driver turnover requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment. If we are unable to continue to retain drivers and attract new drivers when needed, we could be required to adjust our compensation packages, increase our use of purchased transportation, or let tractors sit idle, any of which would adversely affect our growth potential and profitability.

We operate in a highly competitive industry, and our business will suffer if we are unable to adapt to competitive pressures which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Numerous competitive factors could adversely affect our business, financial condition, results of operations and cash flows. These factors include the following:

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

Our pension expense could increase significantly and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our LTL brands also contribute to various separate multi-employer health and welfare plans for employees that are covered by our collective bargaining agreements.

Based on information obtained from public filings and from plan administrators and trustees, we believe our portion of the contingent liability in the case of a full withdrawal from or termination of all of the multi-employer pension plans would be an estimated $8 billion. If we were subject to withdrawal liability with respect to a multi-employer plan, the Employment Retirement Income Security Act of 1974, as amended, provides that a withdrawing employer can pay the obligation in a lump sum or over time based upon an annual payment that is the highest contribution rate to the relevant plan multiplied by the average of the three highest consecutive years measured in contribution base units, which, in some cases, could be up to 20 years. Even so, our applicable subsidiaries have no current intention of taking any action that would subject us to payment of material withdrawal obligations; however, we cannot provide any assurance that such obligations will not arise in the future which would have a material adverse effect on our business, financial condition, liquidity and results of operations.

Ongoing self-insurance and claims expenses could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The U.S. Departments of Transportation and Homeland Security and various federal, state, local and foreign agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and permits to conduct transportation business. Our drivers are also subject to hours-of-service rules of the FMCSA. In the future, we may become subject to new or more restrictive regulations that the FMCSA, Departments of Transportation and Homeland Security, the Occupational Safety and Health Administration, the EPA or other authorities impose, including regulations relating to engine exhaust emissions, the hours of service that our drivers may provide in any one-time period, security and other matters. Compliance with these regulations could substantially impair productivity and increase our costs.

The FMCSA’s CSA program is a motor carrier data-driven oversight program under which drivers and fleets are evaluated based on certain safety-related standards. Carriers’ safety and fitness ratings under CSA include the on-road safety performance of the carriers’ drivers. At any given time, there are also other proposals for safety related standards that are pending legislative or administrative approval or adoption. If additional or more stringent standards are adopted, such may result in a reduction of the pool of qualified drivers available for employment by us. If we experience safety and fitness violations, our safety and fitness scores could be adversely impacted and our fleet could be ranked poorly as compared to our peers. A reduction in our safety and fitness scores or those of our drivers could also reduce our competitiveness in relation to other companies that have higher scores. Additionally, competition for qualified drivers with favorable safety ratings may increase and thus result in increases in driver-related recruiting and compensation costs.

Like many motor carriers, we compensate our drivers based primarily on mileage rate and activity-based formulas. The state of California adopted legislation that sets forth requirements for the payment of a separate hourly wage for “nonproductive” time worked by 13 piece-rate employees, and separate payment for compensable rest and recovery periods to those employees. Specifically, that legislation, effective since January 1, 2016, codified three basic statutory requirements for the payment of employees on a piece-rate basis: (i) employees must be separately compensated at their regular rate for the time during which they take rest and recovery breaks; (ii) employees must be separately compensated for “other nonproductive time,” which is defined as “time under the employer’s control, exclusive of rest and recovery periods, that is not directly related to the activity being compensated on a piece-rate basis;” and (iii) this “other nonproduction time” time must be compensated at an hourly rate no less than the applicable minimum wage. The application of this legislation to the Company and its operations has increased our operating costs, including labor costs and legal exposure.

Current or future litigation may adversely affect our business, financial condition, results of operations and cash flows.

We have been and continue to be involved in legal proceedings, claims and other litigation that arise in the ordinary course of business. Litigation may be related to labor and employment, competitive matters, third-party liability claims, safety and contract compliance, environmental liability, our past financial restructurings and other matters. We discuss legal proceedings in the “Commitments, Contingencies, and Uncertainties” footnote to our consolidated financial statements included elsewhere in this

Annual Report on Form 10-K as well as in “Environmental Matters” in Part I hereof. Some or all of our expenditures to defend, settle or litigate these matters may not be covered by insurance or could impact our cost and ability to obtain insurance in the future. Litigation can be expensive, lengthy and disruptive to normal business operations, including to our management due to the increased time and resources required to respond to and address the litigation. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome of any particular matter or any future legal proceedings could have a material adverse effect on our business, financial condition, results of operations and cash flows. In the future, we could incur judgments or enter into settlements of claims that could harm our financial condition, results of operations and cash flows.

In addition, in December 2018, the United States on behalf of the United States Department of Defense filed a complaint (the “DOD Complaint”) against the Company alleging that the Company violated the False Claims Act by overcharging the Department of Defense for freight carrier services by failing to comply with the contractual terms of freight contracts between the Department of Defense and the Company and related government procurement rules. In January 2019, a purported class action lawsuit (the “Securities Class Action”) was filed against the Company and certain of our current and former officers. The Securities Class Action complaint generally alleges that the Company made false and misleading statements relating to its freight billing practices as alleged in the Department of Defense complaint described above. In February 2021, the parties to the Securities Class Action reached an agreement in principle to settle the matter for an immaterial amount.  That agreement remains subject to certain conditions, including execution of a definitive settlement agreement and court approval. In February 2021, two putative shareholders filed an action derivatively and on behalf of the Company (the “Shareholder Derivative Action”) naming certain individuals as defendants and the Company as the nominal defendant.  The complaint alleges that the Company was exposed to harm by the individual defendants’ purported conduct concerning its freight-billing practices as alleged in the DOD Complaint and the Securities Class Action.

Although the Company believes it has meritorious defenses and intends to vigorously defend these actions, the DOD Complaint, the Securities Class Action and the Shareholder Derivative Action each assert claims that, if resolved against us and the other defendants, could give rise to substantial damages, and an unfavorable outcome or settlement may result in a significant monetary judgment or award against us or a significant monetary payment by us, and could have a material adverse effect on our business, financial conditions and results of operations.

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

In addition, as climate change initiatives become more prevalent, federal, state and local governments and our customers are promulgating solutions for these issues. The increased focus on greenhouse gas emission reductions and corporate environmental sustainability may result in new regulations and customer requirements that could negatively affect us. This could cause us to incur additional direct costs or to make changes to our operations in order to comply with any new regulations and customer requirements. We could also lose revenue if our customers divert business from us because we have not complied with their sustainability requirements. These costs, changes and loss of revenue could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Our success is dependent upon our ability to attract and retain skilled employees, particularly personnel with significant management and leadership skills. If we are unable to attract and retain skilled key employees, we may be unable to accomplish the objectives set forth in our business and strategic plans. Further, compensation for these key employees is limited by the terms of our UST Tranche A Loan Credit Agreement (the “Tranche A UST Credit Agreement”) entered into by the Company and certain of its subsidiaries, as guarantors (the “Term Guarantors”), with The Bank of New York Mellon, as administrative agent and collateral agent, and the UST Tranche B Term Loan Credit Agreement (the “Tranche B UST Credit Agreement” and together with the Tranche A UST Credit Agreement, the “UST Credit Agreements”).

We have significant ongoing capital expenditure requirements that could have a material adverse effect on our business, financial condition, results of operations and cash flows if we are unable to generate sufficient cash from operations.

Our business is capital intensive. For 2020, our capital expenditures focused primarily on revenue equipment, investments in information technology and improvements to land and structures. Our capital expenditures for each of the years ended December 31, 2020 and 2019 were $140.6 million and $143.2 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, to refurbish engines for our revenue fleet, and capitalized costs for our network facilities and technology infrastructure. We will need to continue to update our fleet. If we are unable to generate sufficient cash over an extended period of time from operations to fund our capital requirements, we may have to limit our growth, utilize our existing liquidity, or enter into additional financing arrangements, including leasing arrangements, or operate our revenue equipment (including tractors and trailers) for longer periods resulting in increased maintenance costs, any of which could negatively impact our results of operations and other financial measures. If our cash from operations and existing financing arrangements are not sufficient to fund our current and longer-term capital expenditure requirements, then we may not be able to obtain additional financing at all or on terms acceptable to us.

Seasonality and the impact of weather affect our operations and profitability.

As is common in the trucking industry, our revenues are subject to seasonal variations. During late fourth quarter and early first quarter each year, we normally would expect operating expenses as a percent of revenue to increase and operating cash flows as a percent of revenue to decrease as compared to the rest of the year. The seasonal impact is primarily due to inclement weather, seasonally lower levels of shipments, and the seasonal timing of expenditures. We anticipate these seasonal trends will continue to impact our financial results and liquidity.

Changes in fuel prices and shortages of fuel can have a material adverse effect on the results of operations and profitability.

To lessen the effect of fluctuating fuel prices on our margins, we utilize a fuel surcharge program with our customers. These programs are common in the trucking industry and involve adjusting amounts charged to customers as fuel prices fluctuate. In the short term, under our present fuel surcharge program, rising fuel costs generally benefit us while falling fuel costs have a negative impact on our results of operations, though these effects are typically moderated over time. However, rapid material changes in the index upon which we base our program or our cost of fuel could significantly impact our revenue and operating income, resulting in a material adverse effect on our financial condition, results of operations and cash flows.

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

The documents governing our indebtedness contain financial covenants, affirmative covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. In July 2020, we entered into the UST Credit Agreements and amended our $600 million term loan agreement (“Term Loan Agreement”) and our $450 million asset-backed loan facility (the “ABL Facility”). The UST Credit Agreements and the Term Loan Agreement each require that we maintain $125.0 million of Liquidity until the first date on which our trailing twelve month (TTM) Adjusted EBITDA on the last day of a fiscal quarter ending on or after September 30, 2020 is greater than $200.0 million. Our TTM Adjusted EBITDA as of December 31, 2020 was $191.9 million. In addition, the UST Credit Agreements and Term Loan Agreement require a minimum Adjusted EBITDA commencing with the fiscal quarter ending December 31, 2021, to not be less than $100.0 million for the four quarters ending December 31, 2021, $150.0 million for the four quarters ending March 31, 2022 and $200.0 million for the four quarters ending June 30, 2022 and each quarter thereafter. The UST Credit Agreements also require us and our affiliates to comply with certain requirements in connection with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), including (i) until one year from the initial funding under the UST Tranche B Term Loan Credit Agreement we must maintain our employment levels as of March 24, 2020, to the extent practicable, and in any case we may not reduce our employment levels by more than 10% from the levels on March 24, 2020, (ii) limitations on executive compensation and (iii) until 12 months following the repayments of the UST Credit Agreements, we may not pay any dividends or make any other capital distributions with respect to our common stock.

In the near term, our ability to meet the minimum Liquidity requirement while it is applicable is dependent on no further unexpected material decline in our operating results as a result of an overall decrease in economic activity from the continuing impact of COVID-19 or for some other unforeseen reason. Over the longer term, our ability to meet the minimum Adjusted EBITDA requirement after December 31, 2021 is dependent on an improvement in our operating results from continued improvements of the national economy restoring economic activity and operating improvements we may continue to implement. Our ability to satisfy these financial covenants could be impacted by significant adverse conditions beyond our control, changes in global trade policies or increased contraction in the general economy. If we are unable to achieve the results required to comply with the applicable financial covenants, we may be required to take specific actions to reduce operating costs, as well as specific initiatives in the areas of pricing and customer engagement, and other operational actions to improve productivity and efficiency, as well as increased volume. If we are unable to satisfy our financial covenants or obtain a waiver or an amendment from our lenders, or take other remedial measures, we will be in default under our credit facilities, which would enable lenders thereunder to accelerate the repayment of amounts outstanding and exercise remedies with respect to the collateral. If our lenders under our credit facilities demand payment, we will not have sufficient cash to repay such indebtedness. In addition, a default under our credit facilities or the lenders exercising their remedies thereunder could trigger cross-default provisions in our other indebtedness and certain other operating agreements as well as increase our funding obligations under our pension plans. Our ability to amend our credit facilities or otherwise obtain waivers from our lenders depends on matters that are outside of our control and there can be no assurance that we will be successful in that regard. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity.

Our indebtedness and cash interest payment obligations, lease obligations and pension funding obligations, as well as our liquidity position, could adversely affect our financial flexibility and our competitive position.

As of December 31, 2020, we had $1,284.0 million in aggregate principal amount of outstanding indebtedness. We also have, and will continue to have, substantial lease obligations. As of December 31, 2020, our expected minimum cash payments for our operating leases for 2021 are $142.5 million, and our total operating lease obligations payable through 2031 are $350.8 million. We expect our required contributions in 2021 under our multi-employer pension funds and non-union single-employer pension plans will be approximately $113.8 million. Our indebtedness, lease obligations and pension funding obligations could continue to have an impact on our business. Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective cash flow from operations. As of December 31, 2020, our availability under our ABL facility was $43.7 million and our Managed Accessibility was $4.0 million. “Managed Accessibility” represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured as of December 31, 2020. If eligible receivables fall below the threshold management uses to measure availability, which is 10% of the borrowing line, the credit agreement governing the ABL Facility permits adjustments from eligible borrowing base cash to restricted cash prior to the compliance measurement date. Cash and cash equivalents and Managed Accessibility totaled $440.2 million at December 31, 2020.

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

Cash flows from operations are a principal source of funding for us. Our business may not generate cash flow from operations in an amount sufficient to fund our liquidity needs. If our cash flows are insufficient to service our indebtedness and satisfy our other obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness or other financial obligations. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital and credit markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates. In addition, any refinancing of our indebtedness or restructuring of our other obligations may require us to comply with more onerous covenants, which could further restrict our business operations and limit our financial flexibility. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. Any failure to make payments of interest and principal on our outstanding indebtedness or satisfy our other financial obligations on a timely basis would likely result in a lowering of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and, as a result, our liquidity and financial condition could be adversely affected and we may not be able to meet our scheduled debt service obligations. If for any reason we are unable to meet our debt service obligations, we would be in default under the terms of the agreements governing our outstanding debt.

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

•	incur or guarantee additional indebtedness;
•	make certain restricted payments or investments;
•	enter into agreements that restrict distributions from restricted subsidiaries;
•	sell or otherwise dispose of assets, including capital stock of restricted subsidiaries;
•	enter into transactions with affiliates;
•	create or incur liens;
•	enter into sale/leaseback transactions;
•	change employment levels in early 2021, subject to certain stated limits;
•	compensate certain executives;
•	pay dividends or make any other capital distributions with respect to our Common Stock, as discussed under Risks Related to Our Common Stock;
•	purchase shares of our Common Stock in the public market;
•	merge, consolidate or sell substantially all of our assets; and
•	make certain investments and acquire certain assets.

The restrictions could adversely affect our ability to:

•	finance our operations;
•	make strategic acquisitions or investments or enter into alliances;
•	withstand a future downturn in our business or the economy in general;
•	attract and retain skilled key employees;
•	engage in business activities, including future opportunities, that may be in our interest; and
•	plan for or react to market conditions or otherwise execute our business strategies.

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

In the future, we may issue additional shares of our Common Stock to raise capital or in connection with a restructuring or refinancing of our indebtedness. In addition, approximately 2.8 million shares of our Common Stock remain available and are reserved for issuance, exercise of outstanding stock options and vesting of outstanding share units. Under our 2019 Incentive and Equity Award Plan (the “2019 Plan”), we have registered under the Securities Act all of the shares of Common Stock that we may issue upon the exercise of our outstanding options and the vesting of outstanding share units and on account of future awards made under the 2019 Plan. Our 2020 Employee Stock Purchase Plan has approximately 3.0 million shares of Common Stock reserved for eligible employee participants. All of these registered shares generally can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our Common Stock.

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

We are not permitted to pay dividends on our Common Stock in the foreseeable future.

We are not permitted to pay any dividends on shares of our Common Stock in the foreseeable future due to the documents governing our indebtedness. We intend to retain any future earnings to fund operations, invest in capital requirements, to service debt and other obligations, such as lease and pension funding requirements, and to use for other corporate needs. Further, we do not anticipate that we will pay any dividends on shares of our Common Stock in the foreseeable future.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2020, we operated a total of 332 transportation service facilities located across North America. Of this total, we own 176 and we lease 156, generally with lease terms ranging from one month to ten years with right of renewal options. The number of customer freight servicing doors totaled approximately 20,100, of which approximately 11,300 are at owned facilities and approximately 8,800 are at leased facilities. The transportation service centers vary in size ranging from one to three doors at small local facilities to 426 doors at the largest consolidation and distribution facility. We also occupy general office buildings in several locations and six fully managed warehouse facilities primarily through leasing agreements. Our owned transportation service facilities and office buildings serve as collateral under our credit agreements.

We believe our facilities and equipment, subject to our expectations for capital spending are adequate to meet current business requirements in 2021. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of expectations regarding capital spending in 2021.

Top 10 Service Facilities by Number of Doors at December 31, 2020

Location	Doors	Owned/Leased
Chicago Heights, IL	426	Owned
Winston-Salem, NC	349	Owned
Bloomington, CA	325	Leased
Maybrook, NY	304	Owned
Harrisburg, PA	281	Owned
Charlotte, NC	274	Leased
Dallas, TX	261	Owned
Atlanta, GA	227	Leased
Cincinnati, OH	216	Owned
Greenville, SC	214	Owned

Item 3. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” footnote, Note 11, of our consolidated financial statements included in this Annual Report on Form 10-K as well as in “Environmental Matters” in Part I hereof.

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Name	Age	Position(s) Held

Darren D. Hawkins	52

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

Daniel L. Olivier	48

Interim Chief Financial Officer of the Company (since October 2020); Vice President of Financial Planning and Analysis of the Company (November 2019-October 2020); Vice President, Finance of Holland (2008-2020).

Jason Bergman	50

Chief Commercial Officer of the Company (since July 2019); Chief Commercial Officer of Dicom Transportation Group (courier and expedited transportation services) (2017-2019); executive Vice President of Global Transport for BDP International (transportation logistics) (2014-2016); Vice President, Strategic Sales, North America for Damco (global logistics) (2013-2014).

Leah K. Dawson	41

Executive Vice President, General Counsel and Secretary of the Company (since October 2020), Assistant General Counsel and Assistant Secretary of the Company (2012-2020); Attorney at the law firm of Bryan Cave Leighton Paisner LLP (2010-2012); Attorney at the law firm of Dentons LLP (2005-2010).

James R. Faught	40

Chief Accounting Officer of the Company (since October 2020), Vice President and Controller (February 2020-November 2020), Director of Financial Reporting of the Company (2017-2020); Director of Financial Reporting of Safe Fleet (2014-2017), Accounting Director/Assistant Controller of Watco Companies LLC (2013-2014); Accounting Manager of Watco Companies LLC (2012-2013).

Darrel J. Harris	46

Executive Vice President, Strategic Initiatives of the Company (since November 2020); Chief Executive Officer of Xpress Global Systems Inc. (2016-2020); Vice President and General Manager of CRST International (2014-2016); Senior Vice President, Sales and Marketing of Vitran Logistics (2012-2013); Managing Director, Positions of increasing responsibility of FedEx Freight Inc. (2000-2012).

Thomas J. O’Connor	60

Chief Operating Officer of the Company (since June 2019; President of YRC Freight (January 2018-October 2019); President of Reddaway (January 2007-December 2017; President of USF Bestway (subsidiary of the Company) (2005-2007); Vice President Western Division and officer (1999-2005), District Manager (1995-1999) and various management positions of increasing responsibility (1982-1995) of Roadway Express, Inc.

Jason T. Ringgenberg	55

Chief Information Officer of the Company (since March 2017); Sr. Vice President and Chief Information Officer of YRC Freight (April 2014-March 2017); various positions of increasing responsibility with Accenture, most recently Managing Director of North American Freight (June 1992-April 2014).

Scott D. Ware	60

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 5, 2021, 302 stockholders of record held Yellow Corporation common stock. The NASDAQ Global Select Market quotes prices for our common stock under the symbol “YELL”, after a recent change from the symbol “YRCW.”

We do not anticipate that we will pay any dividends on shares of our common stock in the foreseeable future. Further, our TL Agreements in place as of December 31, 2020, restrict the ability of the Company to declare dividends on its outstanding capital stock.

Quarterly Financial Information (unaudited)

	2020
(in millions, except per share and share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$1,150.4	$1,015.4	$1,183.4	$1,164.5
Gains on property disposals, net	(39.3)	(6.0)	—	—
Operating income (loss)	28.0	(4.6)	19.4	13.7
Net income (loss)	4.3	(37.1)	(2.0)	(18.7)
Diluted income (loss) per share(a)	0.12	(1.09)	(0.04)	(0.37)

	2019
(in millions, except per share and share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$1,182.3	$1,272.6	$1,256.8	$1,159.5
(Gains) losses on property disposals, net	1.6	(6.2)	1.0	(10.1)
Operating income (loss)	(31.7)	14.3	23.8	9.8
Net income (loss)	(49.1)	(23.6)	(16.0)	(15.3)
Diluted income (loss) per share(a)	(1.48)	(0.71)	(0.48)	(0.46)

(a)

Diluted income (loss) per share amounts were computed independently for each of the quarters presented. The sum of the quarters may differ from the total annual amount primarily due to change in the number of outstanding shares in the year and the impact of the if-converted method used to calculate earnings per share.

Common Stock Performance

Set forth below is a line graph comparing the quarterly percentage change in the cumulative total stockholder return of the Company’s common stock against the cumulative total return of the S&P Composite-500 Stock Index and the Dow Jones Transportation Average Stock Index for the period of five years commencing December 31, 2015 and ending December 31, 2020.

Total Stockholder Returns
200
180
160
140
120
100
80
60
40
20
0
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
S&P 500 Index
DJ Trans Index
Yellow Corporation (formerly YRC Worldwide Inc.)

Item 6. Selected Financial Data

Our selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” included in this Form 10-K.

(dollars in millions, except per share data. shares in thousands)	2020	2019	2018	2017	2016
For the Year
Operating revenue	$4,513.7	$4,871.2	$5,092.0	$4,891.0	$4,697.5
Operating income	56.5	16.2	142.9	119.0	144.5
Net income (loss)	(53.5)	(104.0)	20.2	(10.8)	21.5
Acquisition of property and equipment	(140.6)	(143.2)	(145.4)	(103.3)	(100.6)
Proceeds from disposal of property and equipment	56.1	25.9	36.4	8.8	35.1
Net cash provided by operating activities	122.5	21.5	224.8	60.7	103.8
Net cash used in investing activities	(84.5)	(117.3)	(109.0)	(94.5)	(50.9)
Net cash provided by (used in) financing activities	330.8	(22.6)	(33.9)	(96.2)	(73.2)
At Year-End
Total assets	$2,185.8	$1,831.6	$1,617.1	$1,585.5	$1,770.0
Total debt	1,225.4	862.2	874.9	906.1	997.1
Total shareholders’ deficit	(223.3)	(441.2)	(305.5)	(353.5)	(416.2)
Per Share Measurements
Basic per share data:
Net income (loss)	$(1.28)	$(3.13)	$0.61	$(0.33)	$0.66
Average common shares outstanding	41,694	33,252	32,983	32,685	32,416
Diluted per share data:
Net income (loss)	$(1.28)	$(3.13)	$0.60	$(0.33)	$0.65
Average common shares outstanding	41,694	33,252	33,859	32,685	33,040
Other Data
Number of employees (a)	30,000	29,000	31,000	32,000	32,000
Operating ratio (b)	98.7%	99.7%	97.2%	97.6%	96.9%

(a)	Rounded to the nearest thousand.
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

Overview

This MD&A includes the following sections:

Our Business: a brief description of our business and a discussion of how we assess our operating results

Consolidated Results of Operations: an analysis of our consolidated results of operations for the years ended December 31, 2020, 2019 and 2018

Certain Non-GAAP Financial Measures: an analysis of our results using certain non-GAAP financial measures, for the years ended December 31, 2020, 2019 and 2018

Financial Condition, Liquidity and Capital Resources: a discussion of our major sources and uses of cash as well as an analysis of our cash flows and aggregate contractual obligations and commercial commitments

Our Business

Yellow Corporation is a holding company that, through its operating subsidiaries, offers our customers a wide range of transportation services. The Company has one of the largest, most comprehensive LTL networks in North America with local, regional, national and international capabilities. Through its team of experienced service professionals, the Company offers industry-leading expertise in LTL shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence.

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

o

Adjusted EBITDA: a non-GAAP measure that reflects EBITDA, and further adjusts for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring charges, transaction costs related to issuances of debt, non-recurring consulting fees, non-cash impairment charges and the gains or losses from permitted dispositions, discontinued operations, and certain non-cash expenses, charges and losses (provided that if any of such non-cash expenses, charges or losses represents an accrual or reserve for potential cash items in any future period, the cash payment in respect thereof in such future period will be subtracted from Adjusted EBITDA in such future period to the extent paid). All references to “Adjusted EBITDA” throughout this section and the rest of this report refer to “Adjusted EBITDA” calculated under our UST Credit Agreements and the Term Loan Agreement, as amended, (collectively, the TL Agreements) (defined therein as “Consolidated EBITDA”) unless otherwise specified. Consolidated EBITDA is also a defined term in our ABL Facility and the definition there aligns with the prior definition of Consolidated EBITDA under the Prior Term Loan Agreement. Adjusted EBITDA is used for internal management purposes as a financial measure that reflects our core operating performance, to measure compliance with financial covenants in our TL Agreements and to determine certain management and employee bonus compensation.

We believe our presentation of EBITDA and Adjusted EBITDA is useful to investors and other users as these measures represent key supplemental information our management uses to compare and evaluate our core underlying business results, particularly in light of our leverage position and the capital-intensive nature of our business. Further, EBITDA is a measure that is commonly used by other companies in our industry and provides a comparison for investors to evaluate the performance of the companies in the industry. Additionally, Adjusted EBITDA helps investors to understand how the company is tracking against our financial covenants in our TL Agreements as this measure is calculated as defined in our TL Agreements and serves as a driving component of our key financial covenants.

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

Business Strategy Overview

Our strategy is focused on our multi-year enterprise transformation to optimize and structurally improve our network that includes more than 300 strategically located terminals throughout North America. The transformation is expected to increase asset utilization, expand service offerings, leverage operational flexibilities gained with our 2019 labor agreement, consolidate disparate company systems onto a single platform and rationalize the more than 300 physical locations in the network while maintaining geographic coverage.  The result will be to operate as one Yellow company, one Yellow network, under one Yellow brand that provides great super-regional service.

Capital investment remains a top priority for us.  Our UST Credit Agreements have and will continue to enable us to significantly increase the amount of capital we are able to invest in revenue equipment to improve the age of our fleet as there is an immediate return in improved fuel miles per gallon and reduced vehicle maintenance expense.  To properly execute on our transformation plan, we are committed to investing in technology in order to enhance the customer experience and improve our operational flexibilities.  We expect to spend somewhere between $450 million and $550 million on capital investments during 2021.

Consolidated Results of Operations

Presented below are consolidated results. In preparing this analysis, the Company determined that the Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer who manages the business, regularly reviews financial information and allocates resources. The Company began operating under one segment in 2020. The consolidated results are consistent with historical consolidated reporting and have not been recast.

2020 Compared to 2019

The table below provides summary consolidated financial information and amounts as a percentage of operating revenue for the years ended December 31:

					Percent Change
	2020		2019		2020 vs. 2019
(in millions)	$	%	$	%	%
Operating Revenue	$4,513.7	100.0	$4,871.2	100.0	(7.3)%
Operating Expenses:
Salaries, wages and employee benefits	2,770.1	61.4	2,963.7	60.8	(6.5)%
Fuel, operating expenses and supplies	719.1	15.9	889.0	18.3	(19.1)%
Purchased transportation	638.8	14.2	614.2	12.6	4.0%
Depreciation and amortization	134.9	3.0	152.4	3.1	(11.5)%
Other operating expenses	239.6	5.3	241.2	5.0	(0.7)%
Gains on property disposals, net	(45.3)	(1.0)	(13.7)	(0.3)	NM*
Impairment charges	—	—	8.2	0.2	NM*
Total operating expenses	4,457.2	98.7	4,855.0	99.7	(8.2)%
Operating Income	56.5	1.3	16.2	0.3	NM*
Nonoperating Expenses:
Nonoperating expenses, net	129.6	2.9	124.5	2.6	4.1%
Income (loss) before income taxes	(73.1)	(1.6)	(108.3)	(2.2)	(32.5)%
Income tax expense (benefit)	(19.6)	(0.4)	(4.3)	(0.1)	NM*
Net income (loss)	$(53.5)	(1.2)	$(104.0)	(2.1)	(48.6)%

(*) not meaningful

Results of operations during 2020 were impacted by the outbreak of COVID-19 as shipping volumes decreased from typical levels mainly during the second quarter, especially in certain markets that have seen greater case levels of COVID-19. Downward pressure on diesel fuel prices reduced the amount of fuel surcharge revenues, which are typically priced into our services. Partially offsetting these decreases, during the second half of 2020 reduced shipping capacity relative to overall shipment demand created a favorable pricing environment across the industry. As such, our consolidated operating revenue decreased $357.5 million, during 2020 when compared to 2019.

Due to the trends in shipping volumes and shortages for certain labor resources, the Company maintained a lower headcount than historical levels to match shipment volume trends during the year. Lower headcount levels were also impacted by an imbalance in the available pool of qualified drivers versus overall shipment demand, which is an industry trend. In addition, the Company’s 2020 results reflect decreases from 2019 in variable expenses, including fuel and maintenance, among others. Offsetting these variable expense decreases the Company paid higher contractual wage and benefit rates for union employees. Total operating expenses decreased $397.8 million, for the year ended December 31, 2020 compared to 2019, primarily as a result of decreases in variable expenses. Further material changes are provided below.

Fuel, operating expenses and supplies.  Fuel, operating expenses and supplies decreased $169.9 million, primarily due to a $100.3 million decrease in fuel expense, which was a result of lower fuel prices and fewer miles driven. Additional decreases resulted from cost reduction efforts, including a $21.0 million reduction in professional services, a $17.3 million decrease in other operating expenses, and a $16.4 million decrease in other employee expenses, and an $11.0 million decrease in vehicle maintenance.

Purchased transportation. Purchased transportation increased $24.6 million, primarily due to a $19.9 million increase in over-the-road purchased transportation due to increased rates which have been impacted by driver shortages, and a $16.9 million increase in third-party costs due to growth in customer-specific logistics solutions partially offset by a $6.0 million decrease from reduced usage of local purchased transportation and a $6.4 million decrease in long-term vehicle rentals.

Gains on property disposals, net.  Net gains on disposals of property were $45.3 million during 2020 as compared to $13.7 million in 2019. The gains in 2020 and 2019 were primarily related to the sale of real properties.

Impairment charges. During 2019, we recorded an $8.2 million impairment charge in the first quarter that reflected the write-down of an intangible asset as a result of rebranding strategies, leading to discontinued use of that tradename.

Nonoperating expense, net. Included in the overall increase of approximately 4.1% is an increase in interest expenses that is partially offset by the reduction related to a 2019 debt extinguishment. Interest expense increased $24.7 million, primarily due to a $11.7 million increase in interest and associated amortization related to the UST Loans entered into during July 2020 and a $10.3 million increase in Term Loan interest due to higher rates and amortization. In 2019, the Company incurred $11.2 million of nonoperating expense related to the extinguishment of debt with no such charge in 2020.

Income tax. The Company’s effective tax rate for the years ended December 31, 2020 and 2019 was 26.8% and 4.0%, respectively. Significant items impacting the 2020 rate include a benefit recognized due to application of the exception to the rules regarding intraperiod tax allocation, a benefit from the reversal of liability for an uncertain tax position resulting from statute expiration, and a change in the valuation allowance established for the net deferred tax asset balance at December 31, 2020. As of December 31, 2020 and 2019, the Company had a full valuation allowance against our domestic net deferred tax assets.

The table below summarizes the key revenue metrics for the years ended December 31:

	2020	2019	Percent Change(a)
Workdays	253.0	251.5

Operating Ratio	98.7	99.7	1.0pp
LTL picked up revenue (in millions)	$4,100.1	$4,457.2	(8.0)%
LTL tonnage (in thousands)	9,845	10,314	(4.5)%
LTL tonnage per workday (in thousands)	38.91	41.01	(5.1)%
LTL shipments (in thousands)	16,982	18,246	(6.9)%
LTL shipments per workday (in thousands)	67.12	72.55	(7.5)%
LTL picked up revenue per hundred weight	$20.82	$21.61	(3.6)%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$18.78	$19.05	(1.4)%
LTL picked up revenue per shipment	$241	$244	(1.2)%
LTL picked up revenue per shipment (excluding fuel surcharge)	$218	$215	1.1%
LTL weight per shipment (in pounds)	1,159	1,131	2.6%

Total picked up revenue (in millions)(b)	$4,487.7	$4,831.3	(7.1)%
Total tonnage (in thousands)	12,589	12,946	(2.8)%
Total tonnage per workday (in thousands)	49.76	51.47	(3.3)%
Total shipments (in thousands)	17,446	18,653	(6.5)%
Total shipments per workday (in thousands)	68.96	74.17	(7.0)%
Total picked up revenue per hundred weight	$17.82	$18.66	(4.5)%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$16.13	$16.50	(2.3)%
Total picked up revenue per shipment	$257	$259	(0.7)%
Total picked up revenue per shipment (excluding fuel surcharge)	$233	$229	1.6%
Total weight per shipment (in pounds)	1,443	1,388	4.0%

(a)	Percent change based on unrounded figures and not the rounded figures presented.
(b)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue.

(in millions)	2020	2019
(b) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$4,513.7	$4,871.2
Change in revenue deferral and other	(26.0)	(39.9)
Total picked up revenue	$4,487.7	$4,831.3

2019 Compared to 2018

The table below provides summary consolidated financial information and amounts as a percentage of operating revenue for the years ended December 31:

					Percent Change
	2019		2018		2019 vs. 2018
(in millions)	$	%	$	%	%
Operating Revenue	$4,871.2	100.0	$5,092.0	100.0	(4.3)%
Operating Expenses:
Salaries, wages and employee benefits	2,963.7	60.8	2,950.0	57.9	0.5%
Fuel, operating expenses and supplies	889.0	18.3	940.2	18.5	(5.4)%
Purchased transportation	614.2	12.6	683.2	13.4	(10.1)%
Depreciation and amortization	152.4	3.1	147.7	2.9	3.2%
Other operating expenses	241.2	5.0	248.8	4.9	(3.1)%
Gains on property disposals, net	(13.7)	(0.3)	(20.8)	(0.4)	(34.1)%
Impairment charges	8.2	0.2	—	—	NM*
Total operating expenses	4,855.0	99.7	4,949.1	97.2	(1.9)%
Operating Income	16.2	0.3	142.9	2.8	(88.7)%
Nonoperating Expenses:
Nonoperating expenses, net	124.5	2.6	111.6	2.2	11.6%
Income (loss) before income taxes	(108.3)	(2.2)	31.3	0.6	NM*
Income tax expense (benefit)	(4.3)	(0.1)	11.1	0.2	NM*
Net income (loss)	$(104.0)	(2.1)	$20.2	0.4	NM*

(*) not meaningful

Our consolidated operating revenue decreased $220.8 million, for the year ended December 31, 2019 compared to 2018. The decrease in revenue is primarily attributed to a decrease in tonnage and fuel surcharge revenue, while partially offset by an increase in base yield excluding fuel surcharge.

Operating expenses decreased $94.1 million, for the year ended December 31, 2019 compared to 2018, primarily due to lower purchased transportation expense and lower fuel, operating expenses and supplies, partially offset by increased salaries, wages and employee benefits.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $13.7 million, primarily due to a $35.5 million increase in benefits costs which was largely driven by a $25.8 increase in union vacation expense due to restoration of benefits from the passage of the five-year national master contract (“New NMFA”), a $15.7 million increase in workers’ compensation expense, and a $6.8 million increase in salaries expense. These increases were partially offset by a $32.9 million reduction in short-term incentive compensation and an $11.3 million decrease in wages expense as a result of tonnage decreases that reduced the number of hours needed to process freight which were partially offset by contractual rate increases due to the New NMFA.

Fuel, operating expenses and supplies.  Fuel, operating expenses and supplies decreased $51.2 million, primarily due to a $48.1 million decrease in fuel expense, which was largely a result of lower fuel prices and fewer miles driven.

Purchased transportation. Purchased transportation decreased $69.0 million, primarily due to a $68.3 million decrease in rail and over-the-road purchased transportation expense as a result of reduced tonnage, a $9.3 million decrease from reduced usage of local purchased transportation, and a $5.9 million decrease in short-term vehicle rents. These decreases were partially offset by an $18.5 million increase in third-party costs due to the expansion in third-party logistics solutions.

Other operating expenses. Other operating expenses decreased $7.6 million, primarily due to a decrease of $4.2 million in cargo claims expense, and a $4.0 million reduction in operating taxes as a result of fewer miles driven.

Gains on property disposals, net.  Net gains on disposals of property were $13.7 million during 2019 as compared to $20.8 million in 2018. The gains in 2019 and 2018 were primarily related to the sale of real properties, including a $29.3 million gain from the sale of one excess property during 2018.

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

Income tax. The Company’s effective tax rate for the years ended December 31, 2019 and 2018 was 4.0% and 35.5%, respectively. Significant items impacting the 2019 rate included a provision for net state and foreign taxes, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance at December 31, 2019. As of December 31, 2019 and 2018, the Company had a full valuation allowance against domestic net deferred tax assets.

The table below summarizes the key revenue metrics for the years ended December 31:

	2019	2018	Percent Change(a)
Workdays	251.5	252.0

Operating Ratio	99.7	97.2	(2.5 pp)
LTL picked up revenue (in millions)	$4,457.2	$4,687.9	(4.9)%
LTL tonnage (in thousands)	10,314	11,025	(6.5)%
LTL tonnage per workday (in thousands)	41.01	43.75	(6.3)%
LTL shipments (in thousands)	18,246	19,492	(6.4)%
LTL shipments per workday (in thousands)	72.55	77.35	(6.2)%
LTL picked up revenue per hundred weight	$21.61	$21.26	1.6%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$19.05	$18.64	2.2%
LTL picked up revenue per shipment	$244	$241	1.6%
LTL picked up revenue per shipment (excluding fuel surcharge)	$215	$211	2.2%
LTL weight per shipment (in pounds)	1,131	1,131	(0.1)%

Total picked up revenue (in millions)(b)	$4,831.3	$5,048.2	(4.3)%
Total tonnage (in thousands)	12,946	13,662	(5.2)%
Total tonnage per workday (in thousands)	51.47	54.21	(5.1)%
Total shipments (in thousands)	18,653	19,851	(6.0)%
Total shipments per workday (in thousands)	74.17	78.77	(5.8)%
Total picked up revenue per hundred weight	$18.66	$18.48	1.0%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$16.50	$16.21	1.8%
Total picked up revenue per shipment	$259	$254	1.9%
Total picked up revenue per shipment (excluding fuel surcharge)	$229	$223	2.6%
Total weight per shipment (in pounds)	1,388	1,376	0.8%

(a)	Percent change based on unrounded figures and not the rounded figures presented.
(b)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue.

(in millions)	2019	2018
(b) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$4,871.2	$5,092.0
Change in revenue deferral and other	(39.9)	(43.8)
Total picked up revenue	$4,831.3	$5,048.2

Certain Non-GAAP Financial Measures

As previously discussed in the “Our Business” section, we use certain non-GAAP financial measures to assess performance including EBITDA and Adjusted EBITDA. We believe our presentation of EBITDA and Adjusted EBITDA is useful to investors and other users as these measures represent key supplemental information our management uses to compare and evaluate our core underlying business results, particularly in light of our leverage position and the capital-intensive nature of our business. These secondary measures should be considered in addition to the results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, our GAAP financial measures.

Adjusted EBITDA

The reconciliation of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA the years ended December 31:

(in millions)	2020	2019	2018
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$(53.5)	$(104.0)	$20.2
Interest expense, net	135.6	109.9	104.5
Income tax expense (benefit)	(19.6)	(4.3)	11.1
Depreciation and amortization	134.9	152.4	147.7
EBITDA	197.4	154.0	283.5
Adjustments for TL Agreements:
Gains on property disposals, net	(45.3)	(13.7)	(20.8)
Non-cash reserve changes (a)	2.9	16.1	—
Impairment charges	—	8.2	—
Letter of credit expense	7.3	6.5	6.6
Permitted dispositions and other	0.3	(0.9)	0.3
Equity-based compensation expense	4.7	6.3	6.3
Loss on extinguishment of debt	—	11.2	—
Non-union pension settlement charge	3.6	1.8	10.9
Other, net	3.5	2.9	0.1
Expense amounts subject to 10% threshold (b):
COVID-19	3.9	—	—
Other, net	17.3	18.2	20.9
Adjusted EBITDA prior to 10% threshold	195.6	210.6	307.8
Adjustments pursuant to TTM calculation (b)	(3.7)	—	—
Adjusted EBITDA	$191.9	$210.6	$307.8

(a)

Non-cash reserve changes reflect the net non-cash reserve charge for union and nonunion vacation (which includes the impact of the New NMFA for the one week of restored vacation), with such non-cash reserve adjustment to be reduced by cash charges in a future period when paid.

(b)

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

Financial Condition, Liquidity and Capital Resources

The following sections provide aggregated information regarding our financial condition, liquidity and capital resources. As of December 31, 2020 and 2019 our total debt was $1,225.4 million and $862.2 million, respectively.

Liquidity

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective net cash flow from operations. As of December 31, 2020, our cash and cash equivalents was $439.3 million.

As of December 31, 2020, our maximum availability under our ABL Facility was $43.7 million, and our managed accessibility was $4.0 million. Maximum availability is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $353.3 million of outstanding letters of credit. Our Managed Accessibility of $4.0 million represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured as of December 31, 2020. If eligible receivables fall below the threshold management uses to measure availability, which is 10% of the borrowing line, the credit agreement governing the ABL Facility permits adjustments from eligible borrowing base cash to restricted cash prior to the compliance measurement date of January 15, 2021. As of January 15, 2021, we had less than 10% of the borrowing line in eligible receivables and moved $3.1 million of cash into restricted cash, as permitted under the ABL Facility, which effectively put our cash and cash equivalents and Managed Accessibility to $440.2 million as of December 31, 2020.

As of December 31, 2019, our availability under our ABL Facility was $37.7 million. Of the $37.7 million in availability, Managed Accessibility was $0.2 million. Our cash and cash equivalents and Managed Accessibility was $80.4 million as of December 31, 2019.

The table below summarizes cash and cash equivalents and Managed Accessibility at December 31:

(in millions)	2020	2019	2018
Cash and cash equivalents	$439.3	$109.2	$227.6
Less: amounts placed into restricted cash subsequent to year-end	(3.1)	(29.0)	(25.0)
Managed Accessibility	4.0	0.2	1.2
Total cash and cash equivalents and Managed Accessibility	$440.2	$80.4	$203.8

Outside of funding normal operations, our principal uses of cash include making contributions to our various multi-employer pension funds and single-employer pension plans, and meeting our other cash obligations, including, but not limited to, paying principal and interest on our funded debt, payments on equipment leases and investments in capital expenditures.

Covenants

The TL Agreements include a financial covenant requirement for the Company to maintain a minimum Liquidity. The Company is in compliance with the applicable financial covenant as of December 31, 2020.

The Company has a requirement to maintain minimum Liquidity of $125.0 million. This Liquidity requirement is relieved at the end of the first quarter in which the Company’s Adjusted EBITDA for the trailing twelve-month period is greater than $200.0 million. With Liquidity as of December 31, 2020 of $440.2 million, UST loan availability, and forecasted operating results, management expects the Company will meet this covenant requirement for the next twelve months.

Beginning with the fiscal quarter ended December 31, 2021, the Company has a requirement to maintain a trailing twelve-month Adjusted EBITDA of $100.0 million. Management expects, based on forecasted operating results, the Company will meet this covenant requirement for the period it becomes effective in the next twelve months.

Cash Flow

For the years ended December 31:

(in millions)	2020	2019	2018
Net cash provided by operating activities	$122.5	$21.5	$224.8
Net cash used in investing activities	(84.5)	(117.3)	(109.0)
Net cash provided by (used in) financing activities	330.8	(22.6)	(33.9)

Operating Cash Flow

The increase in cash provided by operating activities for the year ended December 31, 2020 compared to the year ended December 31, 2019 is primarily related to deferrals of various payments recorded as other operating liabilities. The change in other operating liabilities during 2020 was $117.2 million, which includes accrued payroll tax deferrals. Under the CARES Act, we are deferring payment of certain employer payroll taxes incurred in 2020 that resulted in $85.6 million of liabilities as of December 31, 2020, with 50% due December 31, 2021 and 50% due December 31, 2022 as detailed in our Contractual Cash Obligations table. For the year ended 2020 the Company incurred $42.4 million of interest expenses that were paid-in-kind. Lastly, our operating cash flows from a reduction in lease payments was $20.1 million driven by a decrease in the number of operating lease agreements for revenue equipment and changes in payment timing.

Cash flow from operations decreased by $203.3 million to $21.5 million for the year ended December 31, 2019 compared to $224.8 million for the year ended December 31, 2018. The decrease in cash flow is primarily related to a $124.2 million decrease in net income, and the remaining difference is primarily related to timing differences in working capital accounts.

Investing Cash Flow

The decrease of $32.8 million of cash used in investing activities for the year ended December 31, 2020 compared to the year ended December 31, 2019 was largely driven by cash proceeds from the sale of real property as well as a reduction to cash outflows of revenue equipment acquisitions. Cash used by investing cash flows is expected to increase in 2021 due to increased capital expenditures as the Company anticipates utilizing funds from the UST Credit Agreements, as discussed below in Capital Expenditures.

Cash used in investing activities was $117.3 million in 2019 compared to $109.0 million in 2018, primarily due to a net decrease in proceeds from the disposal of property and equipment of $10.5 million.

Financing Cash Flow

Net cash provided by financing activities for 2020 was $330.8 million compared to $22.6 million used in 2019. The increase in cash is primarily related to amounts drawn on our UST Credit Agreements. Net cash used in financing activities for 2019 was $22.6 million, which consists primarily of $579.0 million in repayments of our long-term debt, offset by the issuance of $570.0 million of long-term debt for the Term Loan, in addition to $12.7 million in deferred debt issuance costs incurred.

Capital Expenditures

Our capital expenditures focus primarily on the replacement of revenue equipment, investments in information technology and improvements to land and structures. Our business is capital intensive with significant investments in tractors, trailers, refurbished engines, and service center facilities. We determine the amount and timing of capital expenditures based on numerous factors, including availability and attractiveness of financing, anticipated liquidity levels, anticipated financial returns and other factors.

The table below summarizes our actual net capital expenditures (net of proceeds from disposals) by type of investment for the years ended December 31:

(in millions)	2020	2019	2018
Acquisition of property and equipment
Revenue equipment	$86.8	$88.6	$79.8
Land and structures	8.6	13.2	13.9
Technology equipment and software	33.6	36.0	38.3
Other	11.6	5.4	13.4
Total capital expenditures	140.6	143.2	145.4
Proceeds from disposal of property and equipment
Land and structures	(52.6)	(22.9)	(32.1)
Revenue equipment, technology equipment and software and other	(3.5)	(3.0)	(4.3)
Total proceeds	(56.1)	(25.9)	(36.4)
Total net capital expenditures	$84.5	$117.3	$109.0

Our capital expenditures for revenue equipment were used primarily to fund the purchase of tractors, trailers and containers and to refurbish engines for our revenue fleet.

As of December 31, 2020, we entered into revenue equipment purchase commitments totaling approximately $141.6 million with such payments to be made over the first six months of 2021. We expect capital expenditures in 2021 to be in the range of $450 million to $550 million, with planned investments in tractors, trailers, technology, box trucks, containers, liftgates and other assets.

We also acquire our equipment through operating leases which will vary based on anticipated liquidity and lease financing options. For the year ended December 31, 2020, we entered into new operating lease commitments for revenue equipment totaling $0.6 million, with such payments to be made over an average lease term of 4 years with a capital equivalent value of $0.7 million. As of December 31, 2020, our operating lease obligations through 2031 totaled $350.8 million and are expected to decrease in the next twelve months as we plan to reduce leasing activity and increase revenue equipment acquisitions.

For the year ended December 31, 2019, we entered into new operating lease commitments for revenue equipment totaling $111.0 million, with such payments to be made over an average lease term of 4 years with a capital equivalent value of $131.8 million. As of December 31, 2019, our operating lease obligations through 2030 totaled $451.1 million.

Contractual Obligations and Other Commercial Commitments

The following sections provide aggregated information regarding our contractual obligations and commercial commitments as of December 31, 2020.

Non-Union Pension Obligations

We sponsor defined benefit pension plans for certain employees not covered by collective bargaining agreements. The qualified plans, which include the Yellow Corporation Pension Plan, the Roadway LLC Pension Plan and the YRC Retirement Pension Plan (collectively held in the YRC Worldwide Inc. Master Pension Plans Trust or “Trust”) cover approximately 9,000 participants including those currently receiving benefits and those who have left the Company with deferred benefits. On January 1, 2004, the existing qualified benefit plans were closed to new participants. On July 1, 2008, the benefit accruals for participants were frozen. These plans have been and could be further amended in the future when deemed appropriate and when such amendments are consistent with the Company’s continued long-term strategy of de-risking these pension plans and improving the overall funded status.

During the year ended December 31, 2020, our net pension income was $6.5 million, which included a $3.6 million expense recognition of settlements from lump sum payouts during the year. Our cash contributions were $36.5 million during the year ended December 31, 2020. Using our current plan assumptions for the discount rate of 2.81% and an updated assumed 5.00% return on assets, as discussed below, we expect to record income of $5.6 million for the year ended December 31, 2021. Additional information on these pension plans is included in our discussion of Single Employer Pension Plans under the “Critical Accounting Policy” section, which includes specific details on the underlying key estimates and the associated sensitivity analysis, and is also available in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Due to the historically underfunded nature of these plans we managed our investment portfolio to hedge risks, but primarily focused on risk seeking assets that would provide an opportunity to close the net funded deficit. With the net funded status now fully funded, meaning the aggregate fair value of the assets exceeds the aggregate projected benefit obligation, as of December 31, 2020 we are reducing the percentage of the portfolio comprised of risk seeking assets and increasing the amount of hedge assets. As such, we have lowered our 2021 expected rate of return to 5.0% based on an improved funded position and a lower risk profile. In addition, we will continue to review our expected long-term rate of return on an annual basis and revise appropriately.

We expect cash contributions, inclusive of those for our non-union sponsored pension plans, to be $4.7 million in 2021 and no significant annual contributions in years thereafter. We have tested the sensitivities of the expected future cash contributions under scenarios in which the future actual asset returns fall short of or exceed the 5.0% assumption by 1.0% per year and in which the future interest rates decrease or increase 100 basis points from January 1, 2020 levels. Under these scenarios, the total cash contributions would remain unchanged over the next five years.

Contractual Cash Obligations

The following table reflects cash outflows that we are contractually obligated to make as of December 31, 2020:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
ABL Facility(a)	$29.0	$8.8	$17.7	$2.5	$—
Term Loan(b)	797.9	52.8	105.4	639.7	—
UST Loan Tranche A(c)	358.6	4.7	9.8	344.1	—
UST Loan Tranche B(d)	117.7	11.4	22.9	83.4	—
Lease financing obligations(e)	342.8	43.2	88.5	83.5	127.6
Pension deferral obligations(f)	78.5	6.6	71.9	—	—
Employer payroll taxes(g)	85.6	42.8	42.8	—	—
Workers’ compensation and third-party liability claims obligations(h)	345.2	103.0	110.9	45.4	85.9
Operating leases(i)	350.8	142.5	147.7	33.7	26.9
Other contractual obligations(j)	18.2	15.8	2.2	0.2	—
Capital expenditure obligations(k)	153.3	153.3	—	—	—
Total contractual obligations	$2,677.6	$584.9	$619.8	$1,232.5	$240.4
(a)	The ABL Facility includes future payments for the letter of credit and unused line fees and are not included on the Company’s consolidated balance sheets.
(b)	The Term Loan includes principal and interest payments but excludes unamortized discounts.
(c)	The UST Loan Tranche A includes principal and interest payments, including paid-in-kind interest.
(d)	The UST Loan Tranche B includes principal and interest payments.
(e)	The lease financing obligations consist primarily of interest payments.
(f)	Pension deferral obligations includes principal and interest payments on the Second A&R CDA.
(g)	Employer payroll taxes include amounts permitted for deferral by the CARES Act.
(h)	The workers’ compensation, property damage and liability claims obligations represent our estimate of future payments for these obligations, not all of which are contractually required.
(i)	Operating leases represent future payments under contractual lease arrangements primarily for revenue equipment.
(j)	Other contractual obligations include future service agreements and certain maintenance agreements and are not included on the Company’s consolidated balance sheets.
(k)

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

	Amount of Commitment Expiration Per Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
ABL Facility availability(a)	$43.7	$—	$—	$43.7	$—
Letters of credit(b)	353.3	—	—	353.3	—
Surety bonds(c)	108.2	68.8	39.4	—	—
Total commercial commitments	$505.2	$68.8	$39.4	$397.0	$—

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

Critical Accounting Policies

Preparation of our consolidated financial statements requires accounting policies that involve significant estimates and judgments regarding the amounts included in the consolidated financial statements and disclosed in the accompanying notes to the consolidated financial statements. We continually review the appropriateness of our accounting policies and the accuracy of our estimates including discussion with the Audit & Ethics Committee of our Board of Directors who make recommendations to management regarding these policies. Even with a thorough process, estimates must be adjusted based on changing circumstances and new information. Actual results could differ from those estimates. Management has identified the policies, further described in the notes to the consolidated financial statements included in Item 8 of this report, described below as requiring significant judgment and having a potential material impact to our consolidated financial statements.

Self-Insurance for Claims

We are self-insured up to certain limits for workers’ compensation and third-party liability claims. We measure the liabilities associated with workers’ compensation and third-party liability claims primarily through actuarial methods performed by an independent third-party. Actuarial methods include estimates for the undiscounted liability for claims reported, for claims incurred but not reported and for certain future administrative costs. These estimates are based on historical loss experience and judgments about the present and expected levels of costs per claim and the time required to settle claims. The effect of future inflation for costs is considered in the actuarial analysis. Actual claims may vary from these estimates due to a number of factors, including but not limited to, accident frequency and severity, claims management, changes in healthcare costs, legal and judicial developments, and overall economic conditions. We discount the actuarial calculations of claims liabilities for each calendar year to present value based on the average U.S. Treasury rate, during the calendar year of occurrence, for maturities that match the initial expected payout of the liabilities. As of December 31, 2020 and 2019, we had $323.3 million and $335.6 million accrued for outstanding claims, respectively.

Single Employer Pension Plans

Effective July 1, 2008, we froze the qualified and nonqualified defined benefit pension plans for all participating employees not covered by collective bargaining agreements. Given the frozen status of the plans, the key estimates in determining pension cost are discount rate and return on plan assets, each of which are discussed below. Additional information on these pension plans is included above in our discussion of Non-Union Pension Obligations under the “Contractual Obligations and Other Commercial Commitments” section, which includes specific details on our management of the investment portfolio that impacts plan assets and the assumption for the expected return, and is also available in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Discount Rate

The discount rate refers to the interest rate used to discount the estimated future benefit payments to their present value, also referred to as the benefit obligation. The discount rate allows us to estimate what it would cost to settle the pension obligations as of the measurement date, December 31, and impacts the following year’s annual pension expense. We determine the discount rate by selecting a portfolio of high quality non-callable bonds with interest payments and maturities generally consistent with our expected benefit payments.

Changes in the discount rate can impact our overall net pension asset, however, plans to reduce the percentage of the asset portfolio comprised of risk seeking assets and increasing the amount of hedge assets, works to partially mitigate this impact with changes in asset returns. A 100-basis-point decrease in our discount rate would increase our net pension asset by approximately $3.7 million. That same change would decrease our net pension expense by approximately $7.9 million, driven by the return on assets. The discount rate can fluctuate considerably over periods depending on overall economic conditions that impact long-term corporate bond yields. At December 31, 2020 and 2019, we used a discount rate to determine benefit obligations of 2.81% and 3.56%, respectively.

Return on Plan Assets

The assumption for expected return on plan assets represents a long-term assumption of our portfolio performance that can impact our annual pension expense. With $1,190.7 million of plan assets for the Company’s funded pension plans, a 100-basis-point decrease in the assumption for expected rate of return on assets would increase the net annual pension expense by approximately $9.7 million and would have no effect on the overfunded pension assets nor the underfunded pension liability reflected on the consolidated balance sheet at December 31, 2020.

Based on various market factors, we selected an expected rate of return on assets of 7.0% effective for the 2020 and 2019 valuations. As detailed below, we have reviewed our expected long-term rate of return based upon several factors, including the substantial improvement to the overall funded status on our qualified and nonqualified defined benefit pension plans.

With the net funded status now fully funded we are reducing the percentage of the portfolio comprised of risk seeking assets and increasing the amount of hedge assets. As such, we have lowered our 2021 expected rate of return to 5.0% based on an improved funded position and a lower risk profile. In addition, we will continue to review our expected long-term rate of return on an annual basis and revise appropriately.

At December 31, 2020, our plan assets included $285.3 million of investments that are measured at net asset value (“NAV”) per share (or its equivalent) using the practical expedient in accordance with the fair value measurement and $45.3 million of Level 3 investments. Level 3 market values are based on inputs that are supported by little or no market activity and are significant to the fair value of the investment. These investments are subject to estimation to determine fair value which is used to determine components of our annual pension expense and the net asset.

Multi-Employer Pension Plans

We contribute to over 30 separate multi-employer pension plans for employees covered by our collective bargaining agreements (approximately 79% of total employees of Yellow Corporation and its subsidiaries). Our collective bargaining agreements with the unions determine the amount of our contributions to these plans. The pension plans provide defined benefits to retired participants. We do not directly manage the multi-employer pension plans to which we contribute. The trusts covering these plans are generally managed by trustees, half of whom the unions appoint and half of whom various contributing employers appoint.

In 2006, the Pension Protection Act (“PPA”) became law and modified both the applicable Internal Revenue Code, as it applies to multi-employer pension plans, and the Employment Retirement Income Security Act of 1974, as amended. Federal law establishes minimum funding requirements for multi-employer pension plans. The funding status of these plans is determined by many factors.

In 2014, the Multi-Employer Pension Reform Act (“MPRA”) became law which modified the ability to suspend accrued benefits of plans facing insolvency by adding a new zone status of Critical and Declining.

If any of the multi-employer pension plans that we contribute to fail to:

•	meet minimum funding requirements,
•	meet a required funding improvement or rehabilitation plan that the PPA may require for certain of our underfunded plans,
•	obtain from the Internal Revenue Service (“IRS”) certain changes to or a waiver of the requirements in how the applicable plan calculates its funding levels, or
•	reduce pension benefits to a level where the requirements are met,

we could be required to make additional contributions to these multi-employer pension plans.

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

Funded Status of the Multi-Employer Pension Plans and Contingent Withdrawal Liabilities

We receive an Annual Funding Notice and, for certain plans, a Notice of Critical Status that provide an indication of the plan’s financial health. The plan administrators and trustees of multi-employer pension plans do not, however, routinely provide us with detailed, current information regarding their financials. Much of our information regarding the plan financials historically has been (i) obtained from public filings using publicly available plan asset values, which are often dated, and (ii) based on the limited information available from plan administrators or trustees, which has not been independently validated.

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

We are aware that many of the multi-employer pension plans to which we contribute are in critical or critical and declining status, as further detailed in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Revenue Recognition and Revenue-related Reserves

The Company’s revenues are primarily derived from the transportation services we provide through the delivery of goods over the duration of a shipment. Upon receipt of the bill of lading, the contract existence criteria is met as evidenced by a legally enforceable agreement between two parties where collectability is probable, thus creating the distinct performance obligation. The Company has elected to expense initial direct costs as incurred because the average shipment cycle is less than one week. The Company recognizes revenue and substantially all the purchased transportation expenses on a gross basis because we direct the use of the transportation service provided and remain responsible for the complete and proper shipment.

Inherent within our revenue recognition practices are estimates for revenue associated with shipments in transit and future adjustments to revenue and accounts receivable for collectability and billing adjustments, which are included in our consolidated balance sheets as a reduction to “Accounts receivable”.

For shipments in transit, we record revenue based on the percentage of service completed as of the period end and recognize delivery costs as incurred. The percentage of service completed for each shipment is based on how far along in the shipment cycle each shipment is in relation to standard transit days. The total revenue earned is accumulated for all shipments in transit at a particular period end and recorded as operating revenue. The magnitude of the impacts of in transit adjustment estimates to the consolidated financial statements are limited due to the short duration, generally less than one week, of the average shipment cycle.

The Company’s revenue-related reserves will primarily consist of an allowance for doubtful accounts and rerate reserves. We record an allowance for doubtful accounts based on expected future losses. When estimating the expected future losses, we consider historical uncollectible amounts, known factors surrounding specific customers, as well as overall collection trends. Given the nature of our transportation services, future adjustments may arise which creates variability when establishing the transaction price used to recognize revenue. Rerate reserves, which are common for LTL carriers, are established during a robust process to capture incorrect ratings that require adjustment and could be identified based on many factors, including weight and commodity verifications.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to a variety of market risks, including the effects of interest rates, fuel prices, and foreign exchange rates.

Interest Rates

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we utilize both fixed rate and variable rate financial instruments with varying maturities. At December 31, 2020, we had approximately 19% of our outstanding debt at fixed rates.

The table below provides information regarding the weighted average effective interest rates on our fixed-rate debt as of December 31, 2020.

(in millions)	2021	2022	2023	2024	2025	Thereafter	Total
Fixed-rate debt	$2.8	$17.3	$4.9	$2.4	$0.2	$211.8	$239.4
Interest rate	16.7%	16.8%	17.3%	17.6%	17.7%	18.0%

A significant portion of the outstanding variable rate debt is currently determined by various LIBOR rates subject to a floor of 1.0% plus fixed margins ranging from 3.5% to 7.5%. Based on a 3-month LIBOR, a 100 basis point change in the interest rates that applied during the year to our variable rate long-term debt would not have a material impact to either our interest expense or our net income (loss) before taxes. Our evaluation of this exposure included consideration of relevant circumstances, inclusive of the 1.0% floor.

We expect that the LIBOR rate will be discontinued during 2021 and will utilize a suitable replacement rate as outlined in our debt agreements. We do not believe that the discontinuation of LIBOR as a reference rate in our debt agreements will have a material adverse effect on our financial position or materially affect our interest expense.

Fuel Prices

The Company currently has fuel surcharge programs in place. These programs are well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is generally based on average, national diesel fuel prices and is reset weekly, our exposure to fuel price volatility is reduced. In general, under our present fuel surcharge programs, we believe that while rising fuel prices are beneficial to us and falling fuel prices are detrimental to us in the short term, the effects are mitigated over time. We cannot predict the extent to which volatile fluctuations in fuel prices will continue in the future or the extent to which fuel surcharges could be collected to offset fuel-price increases.

Foreign Exchange Rates

Revenue, operating expenses, assets and liabilities of our Canadian operations are often denominated in local currency, thereby creating limited exposure to fluctuations in exchange rates. The risks related to foreign currency exchange rates are not significant to our consolidated financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

Yellow Corporation and Subsidiaries

(Amounts in millions except share and per share data)	December 31, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$439.3	$109.2
Restricted amounts held in escrow	38.7	—
Accounts receivable, less allowances of $13.8 and $11.4, respectively	505.0	464.4
Prepaid expenses and other	46.8	44.6
Total current assets	1,029.8	618.2
Property and Equipment:
Cost	2,795.5	2,761.6
Less – accumulated depreciation	(2,031.3)	(1,991.3)
Net property and equipment	764.2	770.3
Deferred income taxes, net	0.9	0.6
Pension	63.2	6.1
Operating lease right-of-use assets	276.0	386.0
Other assets	51.7	50.4
Total Assets	$2,185.8	$1,831.6
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$160.7	$163.7
Wages, vacations and employee benefits	214.6	195.9
Current operating lease liabilities	114.2	120.8
Claims and insurance accruals	108.2	120.4
Other accrued taxes	68.6	25.8
Other current and accrued liabilities	30.4	21.3
Current maturities of long-term debt	4.0	4.1
Total current liabilities	700.7	652.0
Other Liabilities:
Long-term debt, less current portion	1,221.4	858.1
Pension and postretirement	16.7	236.5
Operating lease liabilities	172.6	246.3
Claims and other liabilities	297.7	279.9
Commitments and contingencies
Shareholders’ Deficit:
Cumulative preferred stock, $1 par value per share - authorized 5,000,000 shares	—	—
Common stock, $0.01 par value per share - authorized 95,000,000 shares, issued 50,192,000 and 33,715,000 shares, respectively	0.5	0.3
Capital surplus	2,383.6	2,332.9
Accumulated deficit	(2,365.9)	(2,312.4)
Accumulated other comprehensive loss	(148.8)	(369.3)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(223.3)	(441.2)
Total Liabilities and Shareholders’ Deficit	$2,185.8	$1,831.6

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

Yellow Corporation and Subsidiaries

For the Years Ended December 31

(Amounts in millions except per share data; shares in thousands)	2020	2019	2018
Operating Revenue	$4,513.7	$4,871.2	$5,092.0
Operating Expenses:
Salaries, wages and employee benefits	2,770.1	2,963.7	2,950.0
Fuel, operating expenses and supplies	719.1	889.0	940.2
Purchased transportation	638.8	614.2	683.2
Depreciation and amortization	134.9	152.4	147.7
Other operating expenses	239.6	241.2	248.8
Gains on property disposals, net	(45.3)	(13.7)	(20.8)
Impairment charges	—	8.2	—
Total operating expenses	4,457.2	4,855.0	4,949.1
Operating Income	56.5	16.2	142.9
Nonoperating Expenses:
Interest expense	135.9	111.2	105.8
Loss on extinguishment of debt	—	11.2	—
Non-union pension and postretirement benefits	(6.3)	3.1	9.4
Other, net	—	(1.0)	(3.6)
Nonoperating expenses, net	129.6	124.5	111.6
Income (Loss) before income taxes	(73.1)	(108.3)	31.3
Income tax expense (benefit)	(19.6)	(4.3)	11.1
Net Income (Loss)	$(53.5)	$(104.0)	$20.2

Average Common Shares Outstanding - Basic	41,694	33,252	32,983
Average Common Shares Outstanding - Diluted	41,694	33,252	33,859

Earnings (Loss) Per Share - Basic	$(1.28)	$(3.13)	$0.61
Earnings (Loss) Per Share - Diluted	$(1.28)	$(3.13)	$0.60

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

Yellow Corporation and Subsidiaries

For the Years Ended December 31

(in millions)	2020	2019	2018
Net income (loss)	$(53.5)	$(104.0)	$20.2
Other comprehensive income (loss):
Pension, net of tax:
Net actuarial gains (losses) and other adjustments	204.6	(51.7)	1.0
Settlement adjustment	2.7	1.8	10.9
Amortization of prior net losses	12.7	12.9	14.6
Amortization of prior net service credit	(0.4)	(0.4)	(0.4)
Changes in foreign currency translation	0.9	0.4	(2.6)
Other comprehensive income (loss)	220.5	(37.0)	23.5
Comprehensive income (loss)	$167.0	$(141.0)	$43.7

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

Yellow Corporation and Subsidiaries

For the Years Ended December 31

(in millions)	2020	2019	2018
Operating Activities:
Net income (loss)	$(53.5)	$(104.0)	$20.2
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	134.9	152.4	147.7
Lease amortization and accretion expense	160.9	168.0	—
Lease payments	(135.0)	(155.1)	—
Paid-in-kind interest	42.4	—	—
Debt-related amortization	17.5	6.7	2.7
Equity-based compensation and employee benefits expense	21.8	18.6	20.3
Non-union pension settlement charge	3.6	1.8	10.9
Gains on property disposals, net	(45.3)	(13.7)	(20.8)
Loss on extinguishment of debt	—	11.2	—
Impairment charges	—	8.2	—
Deferred income tax benefit, net	(14.9)	(3.0)	(1.1)
Other noncash items, net	0.9	(0.3)	2.2
Changes in assets and liabilities, net:
Accounts receivable	(40.4)	7.1	16.6
Accounts payable	(3.6)	(14.8)	6.1
Other operating assets	(23.9)	(1.5)	5.4
Other operating liabilities	57.1	(60.1)	14.6
Net cash provided by operating activities	122.5	21.5	224.8
Investing Activities:
Acquisition of property and equipment	(140.6)	(143.2)	(145.4)
Proceeds from disposal of property and equipment	56.1	25.9	36.4
Net cash used in investing activities	(84.5)	(117.3)	(109.0)
Financing Activities:
Issuance of long-term debt, net	374.8	570.0	—
Repayment of long-term debt	(31.4)	(579.0)	(31.9)
Debt issuance costs	(12.0)	(12.7)	—
Payments for tax withheld on equity-based compensation	(0.6)	(0.9)	(2.0)
Net cash provided by (used in) financing activities	330.8	(22.6)	(33.9)
Net Increase (Decrease) In Cash and Cash Equivalents and Restricted Amounts Held in Escrow	368.8	(118.4)	81.9
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, Beginning of Year	109.2	227.6	145.7
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, End of Year	$478.0	$109.2	$227.6

Supplemental Cash Flow Information:
Interest paid	$(67.6)	$(106.8)	$(101.2)
Letter of credit fees paid	(7.1)	(6.8)	(7.0)
Income tax paid	(1.2)	(3.7)	(5.5)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ DEFICIT

Yellow Corporation and Subsidiaries

For the Years Ended December 31

	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2017	$—	$0.3	$2,323.3	$(2,228.6)	$(355.8)	$(92.7)	$(353.5)
Equity-based compensation	—	—	4.3	—	—	—	4.3
Net income	—	—	—	20.2	—	—	20.2
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	14.6	—	14.6
Amortization of prior service credit	—	—	—	—	(0.4)	—	(0.4)
Settlement adjustment	—	—	—	—	10.9	—	10.9
Net actuarial gain (loss)	—	—	—	—	1.0	—	1.0
Foreign currency translation	—	—	—	—	(2.6)	—	(2.6)
Balances at December 31, 2018	$—	$0.3	$2,327.6	$(2,208.4)	$(332.3)	$(92.7)	$(305.5)
Equity-based compensation	—	—	5.3	—	—	—	5.3
Net loss	—	—	—	(104.0)	—	—	(104.0)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	12.9	—	12.9
Amortization of prior service credit	—	—	—	—	(0.4)	—	(0.4)
Settlement adjustment	—	—	—	—	1.8	—	1.8
Net actuarial gain (loss)	—	—	—	—	(51.7)	—	(51.7)
Foreign currency translation	—	—	—	—	0.4	—	0.4
Balances at December 31, 2019	$—	$0.3	$2,332.9	$(2,312.4)	$(369.3)	$(92.7)	$(441.2)
Equity-based compensation	—	—	4.2	—	—	—	4.2
Equity issuance - UST commitment fee	—	0.2	46.5	—	—	—	46.7
Net loss	—	—	—	(53.5)	—	—	(53.5)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	12.7	—	12.7
Amortization of prior service credit	—	—	—	—	(0.4)	—	(0.4)
Settlement adjustment	—	—	—	—	2.7	—	2.7
Net actuarial gain (loss)	—	—	—	—	204.6	—	204.6
Foreign currency translation	—	—	—	—	0.9	—	0.9
Balances at December 31, 2020	$—	$0.5	$2,383.6	$(2,365.9)	$(148.8)	$(92.7)	$(223.3)

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Yellow Corporation and Subsidiaries

1. Description of Business

Yellow Corporation (also referred to as “Yellow,” the “Company,” “we,” “us” or “our”) is a holding company that, through its operating subsidiaries, offers its customers a wide range of transportation services. In February 2021, YRC Worldwide Inc. completed a name change to Yellow Corporation. We have one of the largest, most comprehensive less-than-truckload (“LTL”) networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer expertise in LTL shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence.

Yellow Corporation provides for the movement of industrial, commercial and retail goods through our LTL subsidiaries including USF Holland LLC (“Holland”), New Penn Motor Express LLC (“New Penn”), USF Reddaway Inc. (“Reddaway”), YRC Inc. and YRC Freight Canada Company (both doing business as, and herein referred to as, “YRC Freight”). Our LTL companies provide regional, national and international services through a consolidated network of facilities located across the United States, Canada, and Puerto Rico. We also offer services through HNRY Logistics, Inc. (“HNRY Logistics”), our customer-specific logistics solutions provider, specializing in truckload, residential, and warehouse solutions.

As of December 31, 2020, approximately 79% of our labor force is subject to collective bargaining agreements, which predominantly expire on March 31, 2024.

2. Accounting Policies

Accounting policies refer to specific accounting principles and the methods of applying those principles to fairly present our financial position and results of operations in accordance with generally accepted accounting principles. The policies discussed below include those that management has determined to be the most appropriate in preparing our financial statements.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Yellow Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We report on a calendar year basis. The quarters of Holland and Reddaway consist of thirteen weeks that end on a Saturday either before or after the end of March, June and September, whereas all other operating company quarters end on the natural calendar quarter end.

Use of Estimates

Management makes estimates and assumptions when preparing the financial statements in conformity with U.S. generally accepted accounting principles which affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior year’s balances to conform with current year presentation.

Segments and Disaggregation of Revenue

The Company provides LTL services through a single integrated organization based upon the joining of our national and regional operations during the enterprise transformation. The Company’s revenue is primarily derived from transporting LTL shipments in the United States and we also offer other services such as truckload services, customer specific logistics solutions, as discussed above, and other services. The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer who manages the business, regularly reviews financial information and allocates resources. Our CODM began evaluating performance and business results, as well as making resource and operating decisions under the single segment view as a result of the business transformation that began during 2019.

As such, the Company has determined it has one reporting segment and the composition of our revenue is summarized below with LTL shipments defined as shipments less than 10,000 pounds that move in our network.

Consolidated (in millions)	2020	2019	2018
LTL revenue	$4,093.3	$4,494.0	$4,690.6
Other revenue	420.4	377.2	401.4
Total revenue	$4,513.7	$4,871.2	$5,092.0

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

Fair Value of Financial Instruments

From time to time, we hold financial assets held at fair value, which consists of restricted cash held in escrow. Restricted amounts held in escrow are either cash or, at times, invested in money market accounts and are recorded at fair value based on quoted market prices and have typically been level 1 fair value assets. Assets are considered level 1 if their valuations are based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access. As of December 31, 2020 and 2019 we had $38.7 million and no restricted amounts held in escrow, respectively. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these instruments.

The fair value of our long-term debt is included in Note 5 to the consolidated financial statements.

Concentration of Credit Risks and Other

We sell services and extend credit based on an evaluation of the customer’s financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor our exposure for credit losses and maintain allowances for anticipated losses.

At December 31, 2020, approximately 79% of our labor force was subject to collective bargaining agreements. In 2019, we agreed to a new labor agreement that, among other things, extend the expiration date of our primary labor agreement from March 31, 2019 to March 31, 2024. This also updated the contribution rates under the multi-employer pension plan to which we contribute. The new agreement provided for wage and benefits increases through the term of the agreement. Finally, the new agreement provided for certain changes to work rules and our use of purchased transportation.

Revenue Recognition and Revenue-related Reserves

The Company’s revenues are primarily derived from the transportation services we provide through the delivery of goods over the duration of a shipment. Upon receipt of the bill of lading, the contract existence criteria is met as evidenced by a legally enforceable agreement between two parties where collectability is probable, thus creating the distinct performance obligation. The Company has elected to expense initial direct costs as incurred because the average shipment cycle is less than one week. The Company recognizes revenue and substantially all the purchased transportation expenses on a gross basis because we direct the use of the transportation service provided and remain responsible for the complete and proper shipment.

Inherent within our revenue recognition practices are estimates for revenue associated with shipments in transit and future adjustments to revenue and accounts receivable for collectability and billing adjustments, which are included in our consolidated balance sheets as a reduction to “Accounts receivable”.

For shipments in transit, we record revenue based on the percentage of service completed as of the period end and recognize delivery costs as incurred. The percentage of service completed for each shipment is based on how far along in the shipment cycle each shipment is in relation to standard transit days. The total revenue earned is accumulated for all shipments in transit at a particular period end and recorded as operating revenue. The magnitude of the impacts of in transit adjustment estimates to the consolidated financial statements are limited due to the short duration, generally less than one week, of the average shipment cycle.

The Company’s revenue-related reserves will primarily consist of an allowance for doubtful accounts and rerate reserves. We record an allowance for doubtful accounts based on expected future losses. When estimating the expected future losses, we consider historical uncollectible amounts, known factors surrounding specific customers, as well as overall collection trends. Given the nature of our transportation services, future adjustments may arise which creates variability when establishing the transaction price used to recognize revenue. Rerate reserves, which are common for LTL carriers, are established during a robust process to capture incorrect ratings that require adjustment and could be identified based on many factors, including weight and commodity verifications. Our allowance for doubtful accounts totaled $13.8 million and $11.4 million as of December 31, 2020 and 2019, respectively.

Given the nature of our transportation services, future adjustments may arise which creates variability when establishing the transaction price used to recognize revenue. We have a high volume of performance obligations with similar characteristics, therefore we primarily use historical trends to arrive at estimated reserves. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during subsequent periods.  At December 31, 2020 and 2019, our consolidated financial statements included a rerate reserve as a reduction to “Accounts Receivable” of $12.6 million and $7.9 million, respectively.

For shipments in transit, we record revenue based on the percentage of service completed as of the period end and recognize delivery costs as incurred. The percentage of service completed for each shipment is based on how far along in the shipment cycle each shipment is in relation to standard transit days. At December 31, 2020 and 2019, our consolidated financial statements included deferred revenue as a reduction to “Accounts Receivable” of $31.9 million and $25.2 million, respectively.

Beginning January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers using a modified retrospective approach. There was no cumulative effect adjustment recorded.

Self-Insurance Accruals for Claims

Claims and insurance accruals, both current and long-term, primarily reflect the estimated settlement cost of claims for workers’ compensation and property damage and liability claims (also referred to as third-party liability claims), and include cargo loss and damage not covered by insurance. We establish and modify reserve estimates for workers’ compensation and property damage and liability claims primarily based upon actuarial analyses prepared by independent actuaries. These reserves are discounted to present value using a risk-free rate based on the year of occurrence. The risk-free rate is the U.S. Treasury rate for maturities that match the expected payout of such claims and was 0.5%, 2.0% and 2.6% for workers’ compensation claims incurred as of December 31, 2020, 2019 and 2018, respectively. The rate was 0.5%, 2.1% and 2.5% for property damage and liability claims incurred as of December 31, 2020, 2019 and 2018, respectively. The process of determining reserve requirements utilizes historical trends and involves an evaluation of accident frequency and severity, claims management, changes in health care costs and certain future administrative costs. The effect of future inflation for costs is considered in the actuarial analysis. Adjustments to previously established reserves are included in operating results in the year of adjustment.

Expected aggregate undiscounted amounts and material changes to these amounts related to workers’ compensation and property damage and liability claims, or third-party liability claims, as of December 31 are presented below:

(in millions)	Workers’ Compensation	Third-Party Liability Claims	Total
Undiscounted settlement cost estimate at December 31, 2018	$287.8	$73.6	$361.4
Estimated settlement cost for 2019 claims	103.3	35.2	138.5
Claim payments, net of recoveries	(95.9)	(36.1)	(132.0)
Change in estimated settlement cost for prior claim years	(9.6)	1.1	(8.5)
Undiscounted settlement cost estimate at December 31, 2019	$285.6	$73.8	$359.4
Estimated settlement cost for 2020 claims	95.0	36.4	131.4
Claim payments, net of recoveries	(88.1)	(53.6)	(141.7)
Change in estimated settlement cost for prior claim years	(17.3)	13.4	(3.9)
Undiscounted settlement cost estimate at December 31, 2020	$275.2	$70.0	$345.2
Discounted settlement cost estimate at December 31, 2020	$254.9	$68.4	$323.3

In addition to the amounts above, accrued settlement cost amounts for cargo claims and other insurance related amounts, none of which are discounted, totaled $11.1 million and $13.7 million at December 31, 2020 and 2019, respectively.

Estimated cash payments to settle claims which were incurred on or before December 31, 2020, for the next five years and thereafter are as follows:

(in millions)	Workers’ Compensation	Third-Party Liability Claims	Total
2021	$78.1	$24.9	$103.0
2022	47.4	19.9	67.3
2023	31.3	12.3	43.6
2024	20.6	6.9	27.5
2025	14.9	3.0	17.9
Thereafter	82.9	3.0	85.9
Total	$275.2	$70.0	$345.2

Equity-Based Compensation

We have various equity-based employee compensation plans, which are described more fully in Note 7 to our consolidated financial statements. We recognize compensation costs for non-vested shares based on the grant date fair value. For our equity grants, with no performance requirement, we recognize compensation cost on a straight-line basis over the requisite service period based on the grant-date fair value. For our performance-based awards, the Company expenses the grant date fair value of the awards which are probable of being earned in the performance period over the respective service period.

Property and Equipment

The following is a summary of the components of our property and equipment at cost at December 31:

(in millions)	2020	2019
Land	$235.7	$239.9
Structures	780.3	788.4
Revenue equipment	1,236.8	1,228.2
Technology equipment and software	321.5	291.7
Other, including miscellaneous field operations equipment	221.2	213.4
Total property and equipment, at cost	$2,795.5	$2,761.6

We carry property and equipment at cost less accumulated depreciation. We compute depreciation using the straight-line method based on the following service lives:

Years
Structures	10 - 30
Revenue equipment	10 - 20
Technology equipment and software	3 - 7
Other	3 - 10

For the years ended December 31, 2020, 2019 and 2018, depreciation expense was $133.0 million, $150.5 million and $145.9 million, respectively.

We charge maintenance and repairs to expense as incurred and betterments are capitalized. The cost of replacement tires is expensed at the time those tires are placed into service, as is the case with other repair and maintenance costs. Leasehold improvements are capitalized and amortized over the shorter of their useful lives or the remaining lease term.

Our capital expenditures for the years ended December 31, 2020 and 2019 were $140.6 million and $143.2 million, respectively. These amounts were principally used to fund the purchase of used tractors and trailers, refurbish engines for our revenue fleet, acquire containers and improve our technology infrastructure.

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

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows expected to be generated by that asset or asset group are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value.

Leases

The Company determines if a contractual agreement is a lease or contains a lease at inception. We lease certain revenue equipment and real estate, predominantly through operating leases, and we have an immaterial number of leases in which we are a lessor. Operating leases are expensed on a straight-line basis over the life of the lease beginning on the lease commencement date. We determine the lease term by assuming the exercise of renewal options that are reasonably certain. The lease term is used to determine whether a lease is finance or operating and is used to calculate rent expense. Additionally, the depreciable life of leased assets and leasehold improvements is limited by the expected lease term. Operating lease balances are classified as operating lease right-of-use (“ROU”) assets and current and long-term operating lease liabilities on our consolidated balance sheet. We have an immaterial amount of finance leases that are included in property and equipment, other current liabilities, and other long-term liabilities on our consolidated balance sheet.

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

Beginning January 1, 2019, the Company adopted ASU 2016-02, Leases using a modified retrospective approach. The adoption of this standard impacted our consolidated balance sheet through the recognition of $378.8 million in ROU assets and liabilities as of January 1, 2019. Lease deposits in the amount of $25.4 million were reclassified from “Other assets” to a reduction of “Operating lease liabilities” per the consolidated balance sheet upon adoption of the standard.

Income Taxes

The Company uses the asset and liability method to reflect income taxes on these consolidated financial statements, which results in the recognition of deferred tax assets and liabilities by applying enacted tax rates to the differences between the carrying value of existing assets and liabilities and their respective tax basis and to loss carryforwards. Tax credit carryforwards are recorded as deferred tax assets. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the change occurs. The Company assesses the validity of deferred tax assets and loss and tax credit carryforwards and provides valuation allowances when it determines it is more likely than not that such assets, losses, or credits will not be realized. We have not recognized deferred taxes relative to foreign subsidiaries’ earnings that are deemed to be permanently reinvested. Any related taxes associated with such earnings are not material.

Newly-Adopted Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The standard amends Accounting Standards Codification 715 to modify the disclosure requirements for employers that sponsor defined benefit pension and other post-retirement plans. The new standard became effective for the Company with our annual period ended December 31, 2020. ASU 2018-14 was required to be applied on a retrospective basis to all periods presented. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, but it resulted in revised disclosures related to our defined benefit plans.

Impact of Recently-Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. ASU 2019-12 also removes certain exceptions to the general principles in Topic 740 including elimination of an exception to the general intraperiod tax allocation principle, and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for public companies for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. Adoption of this guidance will be prospectively applied and the impact on the Company’s consolidated financial statements and notes to the consolidated financial statements will depend upon facts and circumstances not currently known or able to be reasonably anticipated, including tax matters that may require the application of the intraperiod tax allocation rules. Refer to Note 8 for additional details. Application of the exception to the intraperiod tax allocation rules was a factor in 2020 and certain previous years.  Beginning in 2021, it will no longer be a relevant factor.

While there are additional recently issued accounting standards that are applicable to the Company, none of these standards are expected to have a material impact on our consolidated financial statements and accompanying notes.

3. Other Assets and Other Accrued Taxes

The primary components of Other assets at December 31 are as follows:

(in millions)	2020	2019
Unamortized UST debt costs - undrawn portion	$24.1	$—
Intangible assets, net	13.1	15.0
Other (a)	14.5	35.4
Total	$51.7	$50.4
(a)	Other includes insurance receivables (which are offset by amounts to be paid for claims in excess of self-insured retention), long-term deposits, and other immaterial assets of varying types.

The primary components of Other accrued taxes at December 31 are as follows:

(in millions)	2020	2019
Current portion of employer payroll taxes	$42.8	$—
Other (a)	25.8	25.8
Total	$68.6	$25.8
(a)	Other includes liabilities related to operating taxes and licenses, real estate taxes, and other immaterial tax liabilities of varying types.

Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company is deferring payment of certain employer payroll taxes that resulted in $85.6 million of liabilities as of December 31, 2020, with 50% due December 31, 2021 and 50% due December 31, 2022. The current portion is included in the table above and the long-term portion of the deferred employer payroll tax liability is included in claims and other liabilities on the Company’s consolidated balance sheets.

4. Employee Benefits

Qualified and Nonqualified Defined Benefit Pension Plans

Yellow Corporation and certain of our operating subsidiaries sponsor qualified and nonqualified defined benefit pension plans for certain employees not covered by collective bargaining agreements (approximately 9,000 current, former and retired employees). Qualified and nonqualified pension benefits are based on years of service and the employees’ covered earnings. Employees covered by collective bargaining agreements participate in various multi-employer pension plans to which the Company contributes, as discussed below. The domestic Company defined benefit pension plans closed to new participants effective January 1, 2004 and benefit accruals for participants were frozen effective July 1, 2008. Our actuarial valuation measurement date for our pension plans is December 31.

Our long-term strategy has been focused on de-risking these pension plans and improving the overall funded status. In 2017, the Company amended the domestic pension plans to provide an automatic commencement of benefit at age 65, regardless of employment status, in an effort to reduce our long-term pension obligations and ongoing annual pension expense. At the same time, the Yellow Corporation Pension Plan was amended to permit the payment of lump sum benefit payments for those participants who reached age 65. Effective January 1, 2018, the Yellow Corporation Pension Plan was amended to permit the payment of lump sum benefit payments for all participants. These amendments triggered non-cash settlement charges of $3.6 million and $10.9 million in 2020 and 2018, respectively, due to the amount of lump sum benefit payments distributed from plan assets. The lump sum benefit payments reduce pension obligations and are funded from existing plan assets. The non-cash settlement charge results from the requirement to expense the unrecognized actuarial losses associated with the lump sum settlements, which are reflected in nonoperating expenses. These charges had no effect on total equity because the actuarial losses were already recognized in accumulated other comprehensive loss. Accordingly, the effect on retained earnings was offset by a corresponding reduction in accumulated other comprehensive loss. Additionally, the closure of a small plan for Canadian employees in 2019 resulted in lump sum benefit payments and annuity purchase premium transfers. These payments triggered a non-cash settlement charge of $1.8 million. Like other non-cash settlement charges, this was reflected in nonoperating expenses, with a corresponding offset in accumulated other comprehensive loss.

During the year ended December 31, 2020, our pension expense was $6.5 million, which includes a $3.6 million expense recognition of settlements from lump sum payouts during the year, as detailed above. Our cash contributions were $36.5 million during the year ended December 31, 2020. Using our current plan assumptions for the discount rate of 2.81% and an updated assumed 5.00% return on assets we expect to record income of $5.6 million for the year ended December 31, 2021.

Funded Status

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2020 and 2019, and the funded status at December 31, 2020 and 2019, is as follows:

(in millions)	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$1,128.8	$1,073.2
Interest cost	37.1	45.7
Benefits paid	(102.1)	(96.7)
Actuarial (gain) loss	78.5	106.5
Other	—	0.1
Benefit obligation at year end	$1,142.3	$1,128.8
Change in plan assets:
Fair value of plan assets at prior year end	$900.0	$874.9
Actual return on plan assets	356.3	112.1
Employer contributions	36.5	9.7
Benefits paid	(102.1)	(96.7)
Fair value of plan assets at year end	$1,190.7	$900.0
Funded status at year end	$48.4	$(228.8)

The overfunded status of the plans of $48.4 million at December 31, 2020 and underfunded status of the plans of $228.8 million at December 31, 2019 are recognized in the consolidated balance sheets as shown in the table below. No plan assets are expected to be returned to the Company during the year ending December 31, 2021.

Amounts recognized in the consolidated balance sheets for these pension plans at December 31 are as follows:

(in millions)	2020	2019
Noncurrent assets	$63.2	$6.1
Current liabilities	0.7	1.0
Noncurrent liabilities	14.1	233.9
Total	$48.4	$(228.8)

Amounts recognized in accumulated other comprehensive loss at December 31 consist of:

(in millions)	2020	2019
Net actuarial loss	$171.5	$406.1
Net prior service credit	(9.4)	(9.8)
Total	$162.1	$396.3

As shown above, included in accumulated other comprehensive loss at December 31, 2020, are unrecognized actuarial losses of $162.1 million ($152.5 million, net of tax).

Information for pension plans with an accumulated benefit obligation (“ABO”) in excess of plan assets and plan assets that exceed ABO at December 31, 2020 and 2019 is as follows:

	At December 31, 2020
(in millions)	ABO Exceeds Assets	Assets Exceed ABO	Total
Projected benefit obligation	$482.9	$659.4	$1,142.3
Accumulated benefit obligation	482.9	659.4	1,142.3
Fair value of plan assets	468.1	722.6	1,190.7

	At December 31, 2019
(in millions)	ABO Exceeds Assets	Assets Exceed ABO	Total
Projected benefit obligation	$960.9	$167.9	$1,128.8
Accumulated benefit obligation	960.9	167.9	1,128.8
Fair value of plan assets	726.0	174.0	900.0

Assumptions

Weighted average actuarial assumptions used to determine benefit obligations at December 31:

	2020	2019
Discount rate	2.81%	3.56%

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2020	2019	2018
Discount rate	3.56%	4.44%	3.77%
Expected rate of return on assets	7.0%	7.0%	7.0%
Mortality table (a)	Pri-2012 (MP-2020 Scale, Custom)	Pri-2012 (MP-2019 Scale, Custom)	RP-2014 (MP-2016 Scale, Custom)

(a)	The 2020, 2019 and 2018 mortality tables were based on a custom mortality improvement scale to reflect expectations of underlying plan participants.

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

In determining the expected rate of return on assets, we consider our historical experience in the plans’ investment portfolio, historical market data and long-term historical relationships as well as a review of other objective indices including current market factors such as inflation and interest rates. Due to the historically underfunded nature of these plans we managed our investment portfolio to hedge risks, but primarily focused on risk seeking assets that would provide an opportunity to close the net funded deficit. Based on various market factors, we selected an expected rate of return on assets of 7.0% effective for the 2020 and 2019 valuations.

With the net funded status fully funded, meaning the aggregate fair value of the assets exceeds the aggregate projected benefit obligation, as of December 31, 2020 we are reducing the percentage of the portfolio comprised of risk seeking assets and increasing the amount of hedge assets. As such, we have lowered our 2021 expected rate of return to 5.0% based on an improved funded position and a lower risk profile. In addition, these changes should impact the prospective asset allocation detailed below by reducing equities. We will continue to review our expected long-term rate of return on an annual basis and revise appropriately. The pension trust holds no Company securities.

Our asset allocation as of December 31, 2020 and 2019, and targeted long-term asset allocation for the plans are as follows:

	2020	2019	Target
Equities	60%	33%	38%
Debt Securities	31%	30%	30%
Absolute Return	9%	37%	32%

Future Contributions and Benefit Payments

We expect cash contributions for all pension plans to be $4.7 million in 2021 and no significant annual contributions in years thereafter.

Expected benefit payments from our qualified and non-qualified defined benefit pension plans for each of the next five years and the total benefit payments for the following five years ended December 31 are as follows:

(in millions)	2021	2022	2023	2024	2025	2026-2030
Expected benefit payments	$92.6	$88.8	$83.7	$82.0	$82.8	$354.1

Pension and Other Post-retirement Costs

The components of our net periodic pension cost, other post-retirement costs and other amounts recognized in other comprehensive loss (income) before tax for the years ended December 31, 2020, 2019 and 2018 were as follows:

(in millions)	2020	2019	2018
Net periodic benefit cost:
Interest cost	$37.1	$45.7	$44.1
Expected return on plan assets	(61.1)	(57.3)	(60.0)
Amortization of prior net losses	14.3	12.8	14.6
Amortization of prior net service credit	(0.4)	(0.4)	(0.4)
Settlement adjustment	3.6	1.8	10.9
Net periodic pension cost (benefit)	$(6.5)	$2.6	$9.2
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net actuarial (gains) losses and other adjustments	$(216.7)	$51.9	$(0.9)
Settlement adjustment	(3.6)	(1.8)	(10.9)
Amortization of prior net losses	(14.3)	(12.8)	(14.6)
Amortization of prior net service credit	0.4	0.4	0.4
Total recognized in other comprehensive loss (income)	$(234.2)	$37.7	$(26.0)
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$(240.7)	$40.3	$(16.8)

During the years ended December 31, 2020, 2019 and 2018 the income tax expense (benefit) related to amounts in other comprehensive (income) loss was $14.6 million, $(0.3) million and $(0.1) million, respectively.

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

As of December 31, 2020, the pension plans have net losses of $171.5 million and a projected benefit obligation of $1,142.3 million. The average remaining life expectancy of plan participants is approximately 19 years. For 2021, we expect to amortize approximately $12.3 million of the net loss. The comparable annual amortization amounts for the years ended December 31, 2020 and 2019 were $14.3 million and $12.8 million, respectively.

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

The methods and assumptions used by third-party pricing sources may include a variety of factors, such as recently executed transactions, existing contracts, economic conditions, industry or market developments, and overall credit ratings. These estimated fair values may differ significantly from the values that would have been used had a ready market for these investments existed and as such, differences could be material. The availability of observable data is monitored by plan management to assess appropriate classification of financial instruments within the fair value hierarchy. Depending upon the availability of such inputs, specific securities may transfer between levels. In such instances, the transfer is reported at the end of the reporting period. For example, the pension plans had one significant asset previously recorded at NAV at December 31, 2019 that completed an initial public offering during 2020 and is now recorded as Level 1.

The tables below detail by level, within the fair value hierarchy, the pension assets at fair value as of December 31, 2020 and December 31, 2019:

	Pension Assets at Fair Value as of December 31, 2020
(in millions)	Total	Level 1	Level 2	Level 3
Equities	$518.9	$518.4	$0.5	$—
Private equities	36.9	—	—	36.9
Fixed income:
Corporate and other	32.1	6.0	17.7	8.4
Government	250.5	55.4	195.1	—
Interest bearing	67.0	8.7	58.3	—
Investments measured at NAV(a)	285.3
Total plan assets	$1,190.7	$588.5	$271.6	$45.3

	Pension Assets at Fair Value as of December 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3
Equities	$67.0	$66.6	$0.4	$—
Private equities	36.4	—	—	36.4
Fixed income:
Corporate and other	29.0	2.2	18.4	8.4
Government	204.2	53.3	150.9	—
Interest bearing	27.2	15.0	12.2	—
Investments measured at NAV(a)	536.2
Total plan assets	$900.0	$137.1	$181.9	$44.8
(a)	Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

The table below presents the activity of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Private Equities	Fixed income	Total Level 3
Balance at December 31, 2018	$43.4	$0.9	$44.3
Purchases	—	8.1	8.1
Sales	(16.7)	(0.8)	(17.5)
Realized gains	1.9	—	1.9
Unrealized gains	7.8	0.2	8.0
Balance at December 31, 2019	$36.4	$8.4	$44.8
Transfers in	19.4	—	19.4
Purchases	—	1.6	1.6
Sales	(7.7)	(1.4)	(9.1)
Unrealized losses	(11.2)	(0.2)	(11.4)
Balance at December 31, 2020	$36.9	$8.4	$45.3

The following table sets forth a summary of the assets for which a reported NAV is used to estimate the fair value as of December 31, 2020:

	Fair value estimated using Net Asset Value per Share
(in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equities (a)	$119.0	$1.5	Redemptions not permitted
Fixed income (b)	30.5	—	Monthly, Quarterly	35-90 days
Equities (c)	58.3	—	Monthly	3-30 days
Absolute return (d)	77.5	—	Monthly, Quarterly	3-75 days
Total	$285.3
(a)	Consists of private equity investments in pharmaceuticals and companies primarily in the technology and healthcare sectors.
(b)

Consists of investment in debt securities, secured and unsecured, including collateralized loan obligations of global companies, primarily across the U.S. and Europe.  While certain fixed income investments allow redemptions, others do not.

(c)	Consists of public equity investments in U.S. and non-U.S. markets.
(d)	Consists of investments in global markets, including derivative securities of equity and fixed income indexes, commodities and interest rates.

The following table sets forth a summary of the assets for which a reported NAV is used to estimate the fair value as of December 31, 2019:

	Fair value estimated using Net Asset Value per Share
(in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equities (a)	$127.0	$1.7	Redemptions not permitted
Fixed income (b)	231.4	4.1	Redemptions not permitted
Equities (c)	81.9	—	Daily, Monthly	0-30 days
Absolute return (d)	95.9	—	Monthly, Quarterly	3-75 days
Total	$536.2
(a)	Consists of private equity investments in pharmaceuticals and companies primarily in the technology and healthcare sectors.
(b)	Primarily consists of investments in royalty payments from marketers of pharmaceuticals and related debt securities.
(c)	Consists of public equity investments in U.S. and non-U.S. markets.
(d)	Consists of investments in global markets, including derivative securities of equity and fixed income indexes, commodities and interest rates.

Historically, the investment strategy for private equities has consisted of direct investments or investments through limited partnerships with managers who purchase interests in non-public companies. In addition, the typical investment strategies of the fixed income and equity funds was based on fundamental and quantitative analysis and consisted of long and hedged strategies. Lastly, the general strategy of the absolute return funds consisted of alternative investment techniques, including derivative instruments and other unconventional assets, to achieve an absolute return rate.

Multi-Employer Plans

We contribute to various separate multi-employer health, welfare and pension plans for employees that are covered by our collective bargaining agreements (approximately 79% of total employees of the Company and its subsidiaries). The collective bargaining agreements determine the amounts of these contributions. The health and welfare plans provide medical related benefits to active employees and retirees. The pension plans provide retirement benefits to retired participants. We recognize multi-employer pension cost within ‘Salaries, wages and employee benefits’ the contractually required contributions for the period and recognize as a liability any contributions due and unpaid at period end. We do not directly manage the multi-employer plans to which we contribute. The trusts covering these plans are generally managed by trustees, half of whom the unions appoint and half of whom various contributing employers appoint.

We expensed the following amounts related to these plans for the years ended December 31:

(in millions)	2020	2019	2018
Health and welfare	$488.7	$503.5	$499.3
Pension	123.6	127.6	115.5
Total	$612.3	$631.1	$614.8

The following table provides additional information related to our participation in individually significant multi-employer pension plans for the year ended December 31, 2020:

Expiration Date
				Funding		of Collective-
		Pension Protection Zone Status(b)		Improvement or	Employer	Bargaining
Pension Fund(a)	EIN Number	2020	2019	Rehabilitation Plan	Surcharge Imposed	Agreement
Central States, Southeast and Southwest Areas Pension Fund	36-6044243	Critical and Declining	Critical and Declining	Yes	No	3/31/2024
Teamsters National 401(k) Savings Plan(c)	52-1967784	N/A	N/A	N/A	No	3/31/2024
Road Carriers Local 707 Pension Fund	51-6106510	Critical and Declining	Critical and Declining	Yes	No	3/31/2024
Teamsters Local 641 Pension Fund	22-6220288	Critical and Declining	Critical and Declining	Yes	No	3/31/2024

(a)

The determination of individually significant multi-employer plans is based on our contributions to the plans relative to our total contributions over the periods presented, as well as our contributions to the plans relative to the total contributions that the individual plans received during the periods presented.

(b)

The Pension Protection Zone Status indicated herein is based on information that the Company obtained from the plans’ Forms 5500. Unless otherwise noted, the most recent PPA zone status available for 2020 and 2019 is for the plan’s year-end during calendar years 2019 and 2018, respectively. Among other factors, plans in the critical or critical and declining zone are generally less than 65 percent funded, plans in the endangered zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

(c)

The policies of the Western Conference of Teamsters Pension Trust precluded the Company from reentering the plan on June 1, 2011. The plan did not assess a withdrawal liability and has not done so since June 1, 2011. Contributions related to the employees previously covered by this plan are now being made to the Teamsters National 401(k) Plan.

The Company was listed in the Central States, Road Carriers Local 707 Pension Fund and Teamsters Local 641 Pension Fund’s Forms 5500 as providing more than 5 percent of the total contributions for 2019 and 2018.

We contributed a total of $115.0 million, $128.8 million and $112.6 million to the multi-employer pension funds for the years ended December 31, 2020, 2019 and 2018, respectively. The following table provides the pension amounts contributed by fund for those funds that are considered to be individually significant for the years ended December 31:

(in millions)	2020	2019	2018
Central States, Southeast and Southwest Areas Pension Fund	$69.0	$77.7	$70.7
Teamsters National 401(k) Savings Plan	17.5	19.0	14.7
Road Carriers Local 707 Pension Fund	1.9	2.5	2.2
Teamsters Local 641 Pension Fund	1.9	2.1	1.8

In 2006, the Pension Protection Act (“PPA”) became law and modified both the applicable Internal Revenue Code, as it applies to multi-employer pension plans, and the Employment Retirement Income Security Act of 1974, as amended. Federal law establishes minimum funding requirements for multi-employer pension plans. The funding status of these plans is determined by many factors. In 2014, the MPRA became law which modified the ability to suspend accrued benefits of plans facing insolvency by adding a new zone status of Critical and Declining.

If any of our multi-employer pension plans fail to meet minimum funding requirements, meet a required funding improvement or rehabilitation plan that the PPA may require for certain of our underfunded plans, obtain from the IRS certain changes to or a waiver of the requirements in how the applicable plan calculates its funding levels, or reduce pension benefits to a level where the requirements are met, then we could be required to make additional contributions to the pension plan. If any of our multi-

employer pension plans enters critical status or worse and our contributions are not sufficient to satisfy any rehabilitation plan schedule, the PPA could require us to make additional surcharge contributions to the multi-employer pension plan in the amount of five to ten percent of the existing contributions required by our labor agreement for the remaining term of the labor agreement.

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

401(k) Savings Plans

We sponsor the YRC Worldwide Inc. 401(k) Plan and the Reddaway Hourly 401(k) Plan, which are defined contribution plans primarily for employees that our collective bargaining agreements do not cover. The plans permit participants to make contributions to the plans and permit the employer of participants to make contributions on behalf of the participants. Additionally, the Reddaway Hourly 401(k) Plan allows for a non-elective employer contribution. Including non-elective employer contributions, total employer contributions were $3.7 million in 2020, $12.8 million in 2019 and $13.3 million in 2018. Our employees covered under collective bargaining agreements may also participate in union-sponsored 401(k) plans.

Annual Incentive Awards

The Company provides an annual cash incentive compensation plan (Annual Incentive Plan, or AIP) to certain salaried employees across various levels of the organization which is based on factors such as operating revenues and Adjusted EBITDA achieved for the year, compared to targeted operating results. Results from operations include performance incentive expense of $10.0 million in 2020, and $29.8 million in 2018. There were no such expenses in 2019. Performance incentive expenses for 2018 were accrued and paid subsequent to year end.

5. Debt and Financing

Our outstanding debt as of December 31, 2020 and December 31, 2019 consisted of the following:

As of December 31, 2020 (in millions)	Par Value	Discount	Commitment Fee	Debt Issuance Costs	Book Value		Effective Interest Rate
Term Loan	$613.0	$(21.0)	$—	$(9.3)	$582.7	(a)	9.5%
ABL Facility	—	—	—	—	—		N/A
UST Loan Tranche A(b)	302.3	—	(17.7)	(4.6)	280.0	(c)	6.5%
UST Loan Tranche B	74.8	—	(4.4)	(1.2)	69.2	(c)	6.5%
Secured Second A&R CDA	24.1	—	—	(0.1)	24.0		7.7%
Unsecured Second A&R CDA	43.9	—	—	(0.1)	43.8		7.7%
Lease financing obligations	225.9	—	—	(0.2)	225.7	(d)	17.2%
Total debt	$1,284.0	$(21.0)	$(22.1)	$(15.5)	$1,225.4
Current maturities of Unsecured Second A&R CDA	(1.4)	—	—	—	(1.4)
Current maturities of lease financing obligations	(2.6)	—	—	—	(2.6)
Long-term debt, less current portion	$1,280.0	$(21.0)	$(22.1)	$(15.5)	$1,221.4

(a)	Variable interest rate based on the Eurodollar rate, which is currently determined by the 1, 3 or 6-month LIBOR, with a floor of 1.0%, plus a fixed margin of 7.5%.
(b)	The Par Value and the Book Value both reflect the accumulated cash funds that have been drawn and the accumulated paid-in-kind interest, which was $2.3 million as of December 31, 2020.
(c)	Variable interest rate based on the Eurodollar rate, which is currently determined by the 1, 2, 3 or 6-month LIBOR, with a floor of 1.0%, plus a fixed margin of 3.5%.
(d)	Interest rate for lease financing obligations is derived from the difference between total rent payment and calculated principal amortization over the life of lease agreements.

As of December 31, 2019 (in millions)	Par Value	Discount	Commitment Fee	Debt Issuance Costs	Book Value		Effective Interest Rate
Term Loan	$600.0	$(28.1)	$—	$(12.0)	$559.9		10.5%
ABL Facility	—	—	—	—	—		N/A
Secured Second A&R CDA	26.0	—	—	(0.1)	25.9		7.9%
Unsecured Second A&R CDA	45.2	—	—	(0.1)	45.1		7.9%
Lease financing obligations	231.6	—	—	(0.3)	231.3	(d)	16.5%
Total debt	$902.8	$(28.1)	$—	$(12.5)	$862.2
Current maturities of Unsecured Second A&R CDA	(1.4)	—	—	—	(1.4)
Current maturities of lease financing obligations	(2.7)	—	—	—	(2.7)
Long-term debt, less current portion	$898.7	$(28.1)	$—	$(12.5)	$858.1

US Treasury Loan

On July 7, 2020, the Company and certain of its subsidiaries, as guarantors (the “Term Guarantors”), entered into the UST Tranche A Term Loan Credit Agreement (the “Tranche A UST Credit Agreement”) with The Bank of New York Mellon, as administrative agent and collateral agent and the UST Tranche B Term Loan Credit Agreement (the “Tranche B UST Credit Agreement” and together with the Tranche A UST Credit Agreement, the “UST Credit Agreements”) with The Bank of New York Mellon, as administrative agent and collateral agent, pursuant to which the United States Treasury (“UST”) committed to an aggregate of $700.0 million to the Company pursuant to the CARES Act. The obligations of the Company under the UST Credit Agreements are unconditionally guaranteed by the Term Guarantors.

The UST Credit Agreements have maturity dates of September 30, 2024, with a single payment at maturity of the outstanding balance. The Tranche A UST Credit Agreement consists of a $300.0 million term loan and bears interest at a rate of Eurodollar rate (subject to a floor of 1.0%) plus a margin of 3.5% per annum, consisting of 1.50% in cash and the remainder paid-in-kind. Proceeds from the Tranche A UST Credit Agreement will primarily be used to meet the Company’s contractual obligations and maintain working capital. The Tranche B UST Credit Agreement consists of a $400.0 million term loan and bears interest at a rate of Eurodollar rate (subject to a floor of 1.0%) plus a margin of 3.5% per annum, paid in cash. Proceeds from the Tranche B UST Credit Agreement will be used predominantly for the acquisition of tractors and trailers. Each agreement requires that the Company must maintain minimum “Liquidity” (defined in the UST Credit Agreements to indicate that such amount is calculated as the Company’s unrestricted cash on hand plus the amount of “Availability” (as defined in the loan agreement for the ABL Facility (as defined below)) to the extent such Availability could be borrowed under the ABL Facility) of $125.0 million and a minimum Adjusted EBITDA commencing with the fiscal quarter ending December 31, 2021, to be not less than $100.0 million for the four quarters ending December 31, 2021, $150.0 million for the four quarters ending March 31, 2022, and $200.0 million for the four quarters ending June 30, 2022 and each quarter thereafter. Obligations under the UST Credit Agreements are secured by a perfected first priority security interest in the escrow or controlled account supporting the respective UST Credit Facility, certain tractors and trailers (in the case of the Tranche B UST Credit Agreement) and a perfected junior priority security interest (subject in each case to permitted liens) in substantially all other assets of the Company and the Term Guarantors, subject to certain exceptions.

The UST Credit Agreements have been and will be funded through a series of draws made over time as the proceeds are utilized for the purposes outlined by the agreements. Borrowings are subject to the various requirements stated in the UST Credit Agreements. As of December 31, 2020, $300.0 million of funds have been drawn on the Tranche A Credit Agreement and $74.8 million of funds have been drawn on the Tranche B UST Credit Agreement. The funds drawn after December 31, 2020, of $176.5 million, on the Tranche B UST Credit Agreement are further described in Note 13 to our consolidated financial statements.

Funds drawn on the UST Credit Agreements are initially segregated into restricted accounts and is included in “Restricted amounts held in escrow” in the accompanying consolidated balance sheet.

The Company issued 15,943,753 shares of common stock as consideration related to the UST Credit Agreements, which has impacted both the capital surplus and common stock, for the par value per share. Accordingly, the fair value of those shares at issuance of approximately $46.7 million was recorded as a commitment fee that will be amortized into interest expense on a straight-line basis over the term of the availability of the UST funds, which ends on September 30, 2024. The Company classified the unamortized commitment fee both as a non-current asset, included within other assets, and as a reduction to long-term debt and financing, less current portion, for the remaining balance associated with the undrawn UST funds and the drawn UST funds, respectively, on our consolidated balance sheet. Prospectively, as the Company draws funds, a portion of the commitment fee will be reclassified from other assets to a reduction to long-term debt and financing, less current portion, based on the amount of UST funds drawn compared to total UST funds available. As of December 31, 2020, a total of $22.1 million of unamortized commitment fees are classified as a reduction to long-term debt and financing and the residual unamortized balance of $19.1 million remains in other assets.

As a result of entering into the UST Credit Agreements, the Company incurred $12.2 million in debt issuance costs for the origination, legal and related fees. The debt issuance costs will be amortized into interest expense on a straight-line basis over the term of the UST funds, which ends September 30, 2024. The Company classified the debt issuance costs both as a non-current asset, included within other assets, and as a reduction to long-term debt and financing, less current portion, for the remaining balances associated with the undrawn UST Funds and the drawn UST funds, respectively, on our consolidated balance sheet. Prospectively, as the Company draws funds, a portion of the debt issuance costs will be reclassified from other assets to a reduction to long-term debt and financing, less current portion, based on the amount of UST funds drawn compared to total UST funds available. As of December 31, 2020, a total of $5.8 million of unamortized debt issuance costs are classified as a reduction to long-term debt and financing and the residual unamortized balance of $5.0 million remains in other assets.

Adjusted EBITDA, defined in our UST Credit Agreements and the Term Loan Agreement (defined below), as amended, (collectively, the “TL Agreements”) as “Consolidated EBITDA,” is a measure that reflects our earnings before interest, taxes, depreciation, and amortization expense, and is further adjusted for, among other things, letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring charges, transaction costs related to issuances of debt, non-recurring consulting fees, non-cash impairment charges, integration costs, severance, non-recurring charges, the gains or losses from permitted dispositions, discontinued operations, and certain non-cash expenses, charges and losses (provided that if any of such non-cash expenses, charges or losses represents an accrual or reserve for potential cash items in any future period, the cash payment in respect thereof in such future period will be subtracted from Adjusted EBITDA in such future period to the extent paid). Certain expenses that qualify as adjustments are capped at 10.0% of the trailing-twelve-month Adjusted EBITDA, in aggregate. Adjustments subject to the 10.0% cap include, but are not limited to, restructuring charges, integration costs, severance, and non-recurring charges. Additionally, all net gains from the disposition of properties are excluded from the definition of Adjusted EBITDA. Therefore any gains previously recognized in Adjusted EBITDA, as that term was previously defined in our filings with the Securities and Exchange Commission (the “SEC”), in accordance with its definition in the Prior Term Loan Agreement, will not be included in the calculation of Adjusted EBITDA under the TL Agreements.

Term Loan

On September 11, 2019, the Company and certain of its subsidiaries, as guarantors (the “Term Guarantors”), amended and restated the existing credit facilities under the credit agreement dated February 13, 2014 (the “Prior Term Loan Agreement”) and entered into a $600.0 million term loan agreement (“Term Loan”) with funds managed by Apollo Global Management, LLC acting collectively as lead lender, and Alter Domus, as administrative agent and collateral agent. The obligations of the Company under the agreement governing (the “Term Loan Agreement”) are unconditionally guaranteed by the Term Guarantors.

The Term Loan has a maturity date of June 30, 2024, with a single payment due at maturity of the outstanding balance. The Term Loan initially bore interest at Eurodollar rate (subject to a floor of 1.0%) plus a margin of 7.5% per annum, payable at least quarterly in cash, subject to a 1.0% margin step down in the event the Company achieves greater than $400.0 million in trailing-twelve-month Adjusted EBITDA. Obligations under the Term Loan are secured by a perfected first priority security interest in (subject to permitted liens) assets of the Company and the Term Guarantors, including but not limited to all of the Company’s wholly owned terminals, tractors and trailers, subject to certain limited exceptions.

On April 7, 2020, the Company and certain of its subsidiaries entered into Amendment No. 1 (the “First Term Loan Amendment”) to the Term Loan Agreement as a result of expected future covenant and liquidity tightening due to unprecedented economic deterioration. Beginning the last two weeks of March 2020, our industry and the economy at-large experienced an unexpected and significant decline in economic activity due to the impact of the 2019 coronavirus disease (“COVID-19”) and the resulting business shutdown and shelter-in-place orders made across North America by various governmental entities and private enterprises. The First Term Loan Amendment principally provided additional liquidity allowing the Company to defer quarterly interest payments for the quarter ended March 31, 2020 and the quarter ending June 30, 2020 with almost all of such interest to be paid-in-kind. The First Term Loan Amendment also provided for a waiver with respect to the Adjusted EBITDA financial covenant during each fiscal quarter during the fiscal year ending December 31, 2020. The interest rate was retroactively reset to a fixed 14% during the first six months of 2020.

On July 7, 2020, the Company and the Term Guarantors entered into Amendment No. 2 (the “Second Term Loan Amendment”) to the Term Loan Agreement. The material terms of the Second Term Loan Amendment include, among other things, a consent to the refinancing and conforming changes to the description of collateral set forth in the UST Credit Agreements, permanently capitalizing previously paid-in-kind interest on borrowings under the Term Loan Agreement, and that all future interest shall accrue at Eurodollar rate plus a margin of 7.5% per annum and 6.5% per annum in the case of alternative base rate borrowings paid in cash. Additionally, the Company is subject to certain requirements that are also detailed above with the UST Treasury Loan description, and as such must maintain minimum Liquidity of $125.0 million and a minimum Adjusted EBITDA commencing with the fiscal quarter ending December 31, 2021, to be not less than $100.0 million for the four quarters ending December 31, 2021, $150.0 million for the four quarters ending March 31, 2022 and $200.0 million for the four quarters ending June 30, 2022 and each quarter thereafter.

$450 Million ABL Facility

On February 13, 2014, we entered into our $450 million asset-based loan facility (the “ABL Facility”) from a syndicate of banks arranged by Citizens Bank N.A. (formerly known as RBS Citizens, N.A.) (the “ABL Agent”), Merrill Lynch, Pierce, Fenner & Smith and CIT Finance LLC. The Company and our subsidiaries, YRC Freight, Reddaway, Holland and New Penn are borrowers under the ABL Facility, and certain of the Company’s domestic subsidiaries are guarantors thereunder.

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

Maturities

The principal maturities over the next five years and thereafter of total debt as of December 31, 2020 was as follows:

(in millions)	Term Loan	ABL Facility	UST Tranche A(b)	UST Tranche B	Second A&R CDA	Lease Financing Obligations(a)	Total
2021	$—	$—	$—	$—	$1.4	$2.5	$3.9
2022	—	—	—	—	66.6	4.1	70.7
2023	—	—	—	—	—	4.9	4.9
2024	613.0	—	302.3	74.8	—	2.4	992.5
2025	—	—	—	—	—	0.2	0.2
Thereafter	—	—	—	—	—	211.8	211.8
Total	$613.0	$—	$302.3	$74.8	$68.0	$225.9	$1,284.0

(a)	Lease financing obligations subsequent to 2025 of $211.8 million consist primarily of interest payments.
(b)	A portion of the applicable interest is paid-in-kind, which may impact the relevant principal maturities prospectively.

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	December 31, 2020		December 31, 2019
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Term Loan	$582.7	$611.0	$559.9	$559.3
UST Loans	349.2	322.0	—	—
Second A&R CDA	67.8	67.8	71.0	71.7
Lease financing obligations	225.7	225.8	231.3	233.7
Total debt	$1,225.4	$1,226.6	$862.2	$864.7

The fair values of the Term Loan and Second A&R CDA were estimated based on observable prices (level two inputs for fair value measurements). The fair value of the UST Loans is estimated using certain inputs that are unobservable (level three input for fair value measurement), which are based on the discounted amount of future cash flows using our current estimated incremental rate of borrowing for similar liabilities or assets. The fair value of the lease financing obligations are estimated using a publicly traded secured loan with similar characteristics (level three input for fair value measurement).

Liquidity

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective net cash flow from operations. As of December 31, 2020, our cash and cash equivalents were $439.3 million.

As of December 31, 2020, our maximum availability under our ABL Facility was $43.7 million, and our managed accessibility is $4.0 million. Maximum availability is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $353.3 million of outstanding letters of credit. Our Managed Accessibility of $4.0 million represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured as of December 31, 2020. If eligible receivables fall below the threshold management uses to measure availability, which is 10% of the borrowing line, the Credit Agreement governing the ABL Facility permits adjustments from eligible borrowing base cash to restricted cash prior to the compliance measurement date of January 15, 2021. As of January 15, 2021, we had less than 10% of the borrowing line in eligible receivables and moved $3.1 million of cash into restricted cash, as permitted under the ABL Facility, which effectively put our cash and cash equivalents and Managed Accessibility to $440.2 million as of December 31, 2020.

As of December 31, 2019, our availability under our ABL Facility was $37.7 million. Of the $37.7 million in availability, Managed Accessibility was $0.2 million. Our cash and cash equivalents and Managed Accessibility was $80.4 million as of December 31, 2019.

The table below summarizes cash and cash equivalents and Managed Accessibility at December 31:

(in millions)	2020	2019
Cash and cash equivalents	$439.3	$109.2
Less: amounts placed into restricted cash subsequent to year-end	(3.1)	(29.0)
Managed Accessibility	4.0	0.2
Total cash and cash equivalents and Managed Accessibility	$440.2	$80.4

Covenants

The Company has a covenant requirement to maintain Liquidity of $125.0 million until the first date on which trailing twelve-month Adjusted EBITDA is greater than $200.0 million. The Company is in compliance with the applicable covenant as of December 31, 2020. With Liquidity as of December 31, 2020, UST loan availability, and forecasted operating results, management expects the Company will meet this covenant requirement for the next twelve months.

Beginning with the fiscal quarter ended December 31, 2021, the Company has a requirement to maintain a trailing twelve-month Adjusted EBITDA of $100.0 million. Management expects based on forecasted operating results the Company will meet this covenant requirement for the period it becomes effective in the next twelve months.

6. Leases

Leases (in millions)	December 31, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	$276.0	$386.0
Liabilities
Current
Current operating lease liabilities	$114.2	$120.8
Noncurrent
Operating lease liabilities	172.6	246.3
Total lease liabilities	$286.8	$367.1

Lease Cost (in millions)	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost(a)	$160.9	$168.0
Short-term cost(b)	16.3	14.2
Variable lease cost(b)	9.7	5.9
Total lease cost	$186.9	$188.1
(a)	Operating lease cost represent non-cash amortization of ROU assets and accretion of the discounted lease liabilities and is segregated on the statement of consolidated cash flows.
(b)	These costs are classified and recorded within purchased transportation; fuel, operating expenses and supplies.

Remaining Maturities of Lease Liabilities	Operating Leases
2021	$142.5
2022	95.0
2023	52.7
2024	22.9
2025	10.8
After 2025	26.9
Total lease payments	$350.8
Less: Interest	64.0
Present value of lease liabilities	$286.8

Lease Term and Discount Rate (years and percent)	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate
Operating leases	3.3	12.1%

Other Information (in millions)	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$134.0	$154.6
Leased assets obtained in exchange for new operating lease liabilities	13.5	129.7

For the year ended December 31, 2020, we entered into new operating lease commitments for revenue equipment totaling $0.6 million, with such payments to be made over the average lease term of 4 years with a capital equivalent of $0.7 million. As of December 31, 2020, our operating lease obligations for 2021 are $142.5 million and our operating lease obligations through 2031 total $350.8 million.

7. Equity-Based Compensation Plans

We reserved 2.5 million shares for issuance to key management personnel and directors under the 2019 Incentive and Equity Award Plan, in addition to the 5.0 million shares reserved for the Amended and Restated 2011 Incentive and Equity Award Plan. As of December 31, 2020, 2.8 million shares remain available for future issuance under these plans. The plans permit the issuance of restricted stock and stock units, as well as options, stock appreciation rights, and performance stock and performance stock unit awards. Awards under the plan can be generally satisfied in cash or shares at the discretion of the Board of Directors. According to the plan provisions, the stock units provide the holders the right to receive one share of our Common Stock upon vesting (and distribution) of one stock unit. The plan requires the exercise price of any option granted may not be less than the fair market value of a share of our Common Stock on the date of grant.

Additionally, we reserved 3.0 million shares for issuance to employees under the 2020 employee stock purchase plan.

Performance Based Awards

In 2019, the Company granted performance stock and performance stock unit awards to key management personnel and directors, respectively, under its 2011 and 2019 Incentive and Equity Award Plans. In addition to meeting service conditions, these awards were to vest upon the attainment of a 30-day volume-weighted average share price; however, no awards were earned based upon the actual share prices. As such, these shares have been included in the shares that remain available for future issuance under these plans, as disclosed above. For the years ended December 31, 2020 and 2019, the Company recorded compensation expense for these stock awards of $1.8 million and $2.6 million, respectively.

Restricted Stock

A summary of the activity of our unvested restricted stock and stock unit awards are presented in the following table:

	Shares/units (in thousands)	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2017	1,307	$11.55
Granted	730	9.35
Vested and distributed	(457)	10.91
Forfeited	(164)	11.31
Unvested at December 31, 2018	1,416	$10.65
Granted	437	5.39
Vested and distributed	(779)	9.16
Forfeited	(81)	10.74
Unvested at December 31, 2019	993	$9.50
Granted	1,656	2.12
Vested and distributed	(820)	5.44
Forfeited	(258)	2.96
Unvested at December 31, 2020	1,571	$4.90

All of the members of the Board of Directors have deferred receipt of the Common Stock underlying some or all of the restricted stock units they have been awarded until a later date, such as when the director ceases to serve on the Board or, under certain circumstances, upon a change of control. Thus, while some of these restricted stock units have vested, the directors have not yet received the underlying Common Stock. For the years ended December 31, 2020, 2019, and 2018, the total number of restricted stock units that are vested but for which the underlying Common Stock has not been distributed was 580,000, 500,000, and 660,000, respectively; these shares are shown as unvested in the above table.

The intrinsic value of unvested shares as of December 31, 2020 was $7.0 million. The Company records expense on a straight-line basis over the vesting term. For the years ended December 31, 2020, 2019 and 2018, the Company recorded compensation expense for restricted stock awards of $2.9 million, $3.6 million, and $6.2 million, respectively. Unrecognized compensation expense related to restricted stock awards of $1.6 million at December 31, 2020 is expected to be recognized over a weighted-average period of 0.7 years.

The vesting provisions for the restricted stock and stock unit awards and the related number of shares granted during the year ended December 31 are as follows:

	Shares/units (in thousands)
Vesting Terms	2020	2019	2018
50% immediately and 50% on the 1 year anniversary of grant date	—	162	—
100% immediately	129	186	132
33.3% per year for three years	15	89	452
33.3% after 30 days and 33.3% on the 1 and 2 year anniversary of grant date	12	—	—
25% immediately and 25% on the 1, 2 and 3 year anniversary of grant date	1,500	—	—
100% on July 31, 2018	—	—	146
Total restricted stock and stock units granted	1,656	437	730

The fair value of non-vested shares is determined based on the closing trading price of our shares on the grant date. The fair value of shares vested and distributed during the years ended December 31, 2020, 2019 and 2018 was $4.5 million, $7.1 million, and $5.0 million, respectively.

The outstanding awards under our stock compensation plans are considered participating securities in our earnings (loss) per share calculation. See Note 10 for additional details.

8. Income Taxes

Deferred tax assets (liabilities) were comprised of the following at December 31:

(in millions)	2020	2019
Depreciation	$(83.8)	$(99.5)
Operating lease right-of-use assets	(65.3)	(93.7)
Deferred revenue	(3.3)	(6.3)
Intangibles	(2.9)	(3.4)
State taxes	(19.6)	(19.6)
Other, including debt and interest	(22.3)	(16.0)
Deferred tax liabilities	(197.2)	(238.5)
Claims and insurance	84.4	89.9
Net operating loss carryforwards	216.7	210.7
Employee benefit accruals	23.9	94.8
Sale/leaseback transactions	53.0	55.5
Operating lease liabilities	68.7	93.8
Employer payroll taxes	20.0	—
Other, including debt and interest	37.0	28.4
Deferred tax assets	503.7	573.1
Valuation allowance	(305.6)	(334.0)
Net deferred tax assets	198.1	239.1
Net deferred tax asset	$0.9	$0.6

The net deferred tax asset of $0.9 million and $0.6 million as of December 31, 2020 and 2019, respectively, is included as a separate line item of the accompanying consolidated balance sheets. Current income tax payable was $1.9 million and $1.6 million as of December 31, 2020 and 2019, respectively, and is included in “Other current and accrued liabilities” in the accompanying consolidated balance sheets.

As of December 31, 2020, the Company has remaining federal net operating loss carryforwards of approximately $753.1 million. Deemed ownership changes that occurred in January 2014 and in prior years imposed annual and cumulative limits under the Internal Revenue Code on the utilization of these carryforwards. These limits are not expected to inhibit the Company’s ability to utilize these losses over their carry forward periods. Carryforwards of $684.6 million incurred prior to 2018 expire between 2030 and 2037. Pursuant to the Tax Act, net operating losses incurred after 2017 are available to be carried forward indefinitely. As of December 31, 2020, the Company has only nominal amounts of general business and other credit carryforwards, which will likely not be utilized and will expire between 2027 and 2031 if not used.

As of December 31, 2020 and 2019, a valuation allowance of $305.6 million and $334.0 million, respectively, has been established for deferred tax assets because, based on available sources of future taxable income, it is more likely than not that those assets will not be realized.

A reconciliation between income taxes at the federal statutory rate and the consolidated effective tax rate follows for the years ended December 31:

	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net	(1.2%)	(0.7%)	14.1%
Foreign tax rate differential	(1.0%)	(2.6%)	12.1%
Permanent differences	(2.3%)	(0.6%)	8.3%
Valuation allowance	(19.7)%	(17.7)%	(17.5)%
Benefit from intraperiod tax allocation	20.0%	—%	—%
Net change in unrecognized tax benefits	8.9%	0.6%	(0.9)%
Other, net (primarily prior year return to provision)	1.1%	4.0%	(1.6)%
Effective tax rate	26.8%	4.0%	35.5%

The income tax provision (benefit) consisted of the following for the years ended December 31:

(in millions)	2020	2019	2018
Current:
Federal	$(6.2)	$—	$—
State	0.4	(3.3)	5.4
Foreign	1.1	2.0	6.8
Current income tax expense (benefit)	(4.7)	(1.3)	12.2

Deferred:
Federal	(9.4)	—	—
State	(5.2)	—	—
Foreign	(0.3)	(3.0)	(1.1)
Deferred income tax benefit	(14.9)	(3.0)	(1.1)

Income tax expense (benefit)	$(19.6)	$(4.3)	$11.1

Based on the income (loss) before income taxes:
Domestic	$(77.4)	$(104.7)	$13.6
Foreign	4.3	(3.6)	17.7
Income (Loss) before income taxes	$(73.1)	$(108.3)	$31.3

The Company applies the intraperiod tax allocation rules to allocate income taxes among continuing operations, other comprehensive income (loss), and additional paid-in capital when our situation meets the criteria as prescribed in the rule. During 2020, the Company recognized $14.6 million of deferred benefit in the statement of consolidated operations and an equal and offsetting deferred tax expense in other comprehensive income (loss) included in the statement of consolidated comprehensive income (loss) due to the application of the exception within the intraperiod tax allocation rules. This allocation has no effect on total tax provision or total valuation allowance. There was no domestic deferred benefit recognized in 2019 or 2018, as the exception did not apply.

Uncertain Tax Positions

A rollforward of the total amount of unrecognized tax benefits for the years ended December 31 is as follows:

(in millions)	2020	2019
Unrecognized tax benefits at January 1	$58.5	$59.2

Increases related to:
Tax positions taken during a prior period	—	—
Tax positions taken during the current period	0.3	0.5

Decreases related to:
Tax positions taken during a prior period	(0.2)	(0.1)
Lapse of applicable statute of limitations	(17.9)	(1.1)

Unrecognized tax benefits at December 31	$40.7	$58.5

At December 31, 2020 and 2019, there are $3.3 million and $9.8 million, respectively, of benefits that, if recognized, would affect the effective tax rate. The differences between these amounts and the amounts appearing in the table above represent unrecognized tax benefits which have been netted against deferred tax assets for net operating loss carryforwards and not recorded to the liability for unrecognized tax benefits. During the year ended December 31, 2020 we paid no amounts to settle audits. During the year ended December 31, 2019, we paid inconsequential amounts of tax and interest to settle state audits of tax years 2010 through 2014 for certain of our subsidiaries, and we reduced our previously recorded liability for unrecognized tax benefits accordingly.

During 2019, the Company experienced only nominal activities with regard to interest on the uncertain tax positions. The Company accrued no penalties relative to uncertain tax positions in either 2020 or 2019. The Company has elected to treat interest and penalties on uncertain tax positions as “Interest expense” and “Other operating expenses”, respectively.

It is reasonably possible that the existing unrecognized tax benefits may decrease over the next twelve months by as much as $0.7 million because of developments in examinations, or from the expiration of statutes of limitation.

Tax years that remain subject to examination for our major tax jurisdictions as of December 31, 2020:

Statute remains open	2014-2019
Tax years not examined	2014-2020

During 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such as relaxing the limitations on the deductibility of interest and the carryback of net operating losses for specific periods. The Company has performed an analysis of these provisions and due to the unavailability of excess taxable income in the current or carry back periods, and the application of a valuation allowance to deferred tax assets, the Company's effective income tax rate and its tax provision are currently unaffected by the income tax provisions of the CARES Act.

9. Shareholders’ Deficit

The following reflects the activity in the shares of our common stock for the years ended December 31:

Common Shares (in thousands)	2020	2019	2018
Beginning balance	33,715	33,090	32,733
Equity issuance - UST commitment fee	15,944	-	-
Issuance of equity awards, net	533	625	357
Ending balance	50,192	33,715	33,090

The shares issued to the UST are subject to a Voting Trust Agreement (the “Voting Trust Agreement”) entered on July 9, 2020 which provides that all shares of the Company’s common stock owned by the UST shall be delivered to a voting trust and voted in proportion as all other common stock owned by the UST shall be delivered to a voting trust and voted in proportion as all other common stock shares are voted, subject to certain exceptions defined therein. Additionally, prior to one year after the date of the Voting Trust Agreement, the shares may not be transferred without either the Company’s consent or other certain exceptions defined therein.

The Company issued to the IBT one share of Series A Voting Preferred Stock that entitles the holder to elect two directors to the Company’s Board of Directors.

Our TL Agreements in place as of December 31, 2020, restrict the ability of the Company to declare dividends on its outstanding capital stock or execute share buybacks.

10. Earnings (Loss) Per Share

We calculate basic earnings (loss) per share by dividing our net earnings (loss) available to common shareholders by our weighted-average shares outstanding at the end of the period. The calculation for diluted earnings (loss) per share adjusts the weighted average shares outstanding for our dilutive unvested shares and stock units using the treasury stock method. Our calculations for basic and dilutive earnings (loss) per share for the years ended December 31 are as follows:

(dollars in millions, except per share data, shares and stock units in thousands)	2020	2019	2018
Basic and dilutive net income (loss)	$(53.5)	$(104.0)	$20.2

Basic weighted average shares outstanding	41,694	33,252	32,983
Effect of dilutive securities:
Unvested shares and stocks units(a)	—	—	876
Dilutive weighted average shares outstanding	41,694	33,252	33,859

Basic earnings (loss) per share(b)	$(1.28)	$(3.13)	$0.61
Diluted earnings (loss) per share(b)	$(1.28)	$(3.13)	$0.60

(a)	Includes unvested shares of Common Stock, unvested stock units, and vested stock units for which the underlying Common Stock has not been distributed.
(b)	Earnings (loss) per share is based on unrounded figures and not the rounded figures presented.

Given our net loss position for the years ended December 31, 2020 and 2019, there are no dilutive securities for these periods.

On July 9, 2020, the Company issued 15,943,753 shares of common stock to the UST in connection with the execution of the UST Credit Agreements. These shares have been included in the average common shares outstanding used to calculate loss per share for the year ended December 31, 2020 from the date the shares were issued.

Our anti-dilutive securities for the years ended December 31 are as follows:

(shares in thousands)	2020	2019	2018
Anti-dilutive unvested shares and options	123	610	51

11. Commitments, Contingencies, and Uncertainties

Department of Defense Complaint

In December 2018, the United States on behalf of the United States Department of Defense filed a complaint in Intervention against the Company (and two other defendants) in the U.S. District in the Western District of New York captioned United States ex rel. James Hannum v. YRC Freight, Inc.; Roadway Express, Inc.; and Yellow Transportation, Inc., Civil Action No. 08-0811(A). The complaint alleges that the Company violated the False Claims Act by overcharging the Department of Defense for freight carrier services by failing to comply with the contractual terms of freight contracts between the Department of Defense and the Company and related government procurement rules. The complaint also alleges claims for unjust enrichment and breach of contract. Under the False Claims Act, the complaint seeks treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts. The remaining common causes of action seek an undetermined amount for an alleged breach of contract or alternatively causes constituting unjust enrichment or a payment by mistake. The Company has moved to dismiss the case, and the court heard oral arguments on the motion on August 12, 2019. On July 17, 2020, the Magistrate Judge to whom the case had been referred issued a Report and Recommendation recommending that the District Judge grant the Company’s motion to dismiss in part with respect to one claim and deny it in all other respects. On July 31, 2020 the Company filed its Objections to the Report and Recommendation with the District Court. Management believes the Company has meritorious defenses against the remaining counts and intends to vigorously defend this action. We are unable to estimate the possible loss, or range of possible loss, associated with these claims at this time.

Class Action Securities Complaint

In January 2019, a purported class action lawsuit captioned Christina Lewis v. YRC Worldwide Inc., et al., Case No. 1:19-cv-00001, was filed in the United States District Court for the Northern District of New York against the Company and certain of our current and former officers. The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between March 10, 2014 and December 14, 2018. The complaint generally alleged that the defendants had violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements relating to the Company’s freight billing practices as alleged in the Department of Defense complaint described above. The action included claims for damages, including interest, and an award of reasonable costs and attorneys’ fees. The co-lead plaintiffs filed an amended complaint on June 14, 2019, and the defendants moved to dismiss it on July 15, 2019. On March 27, 2020, the court granted defendants’ motion to dismiss in its entirety and entered judgment closing the case. The co-lead plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit on April 27, 2020. That appeal is pending and has been fully briefed. On December 16, 2020, the parties to the appeal filed an informative notice to inform the Second Circuit that they would engage in mediation to explore whether the case can be resolved. In February 2021, the parties to the appeal reached an agreement in principle to settle the matter for an immaterial amount, which agreement remains subject to certain conditions, including execution of a definitive settlement agreement and court approval. On February 10, 2021, the Second Circuit granted the parties’ joint motion to stay the appeal and remand the case to the District Court for consideration once the parties have documented the proposed settlement and presented it to the court for approval.

Shareholder Derivative Complaint

In February 2021, two putative shareholders filed an action derivatively and on behalf of the Company naming Douglas A. Carty, Raymond J. Bromark, William R. Davidson, Matthew A. Doheny, Robert L Friedman, James E. Hoffman, Michael J. Kneeland, Patricia M. Nazemetz, James F. Winestock, Jamie G. Pierson, Darren D. Hawkins, James L. Welch and Stephanie D. Fisher individually as defendants and the Company as the nominal defendant.  The case, captioned Bhandari, et al. v. Carty, et al., Case No. 2021-0090-SG, was filed in the Court of Chancery in the State of Delaware.  The complaint alleges that the Company was exposed to harm by the individual defendants’ purported conduct concerning its freight-billing practices as alleged in the Department of Defense complaint and the class action securities complaint described above.  The complaint asserts that the individual defendants breached their fiduciary duties and were unjustly enriched as a result of their purported conduct.  Claims similar to those raised in Bhandari had been raised in two shareholder derivative cases that were previously disclosed by the Company and have been dismissed.

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

13. Subsequent Events

On January 4, 2021, the Company received $176.5 million of funds on a draw of the Tranche B UST Credit Agreement. These funds are required to be used to fund the purchase of tractors and trailers. Our Tranche B UST Credit Agreement is more fully described in Note 5.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Yellow Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Yellow Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related statements of consolidated operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 11, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Measurement of Self-Insurance Accruals for Claims

As described in Note 2 to the consolidated financial statements, the Company establishes accruals for workers’ compensation and property damage and liability claims based upon actuarial analyses prepared by independent actuaries. The Company has recorded accruals for workers’ compensation claims of $254.9 million and property damage and liability claims of $68.4 million as of December 31, 2020. These estimates are based on historical loss experience and judgments about the present and expected levels of costs per claim and the time required to settle claims.

We identified the evaluation of the measurement of the Company’s self-insurance accruals for claims as a critical audit matter because of the specialized skills necessary to evaluate the Company’s actuarial methods and the auditor judgment required to assess the underlying assumptions used in the actuarial analysis. The significant assumptions underlying the Company’s actuarial analysis are the determination of loss development factors and incurred but not reported claims, which are based on historical accident frequency and severity.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to (1) the actuarial methods and (2) the development of the significant assumptions used to calculate the accrual, including claims paid and incurred data used to determine the loss development factors and incurred but not reported claims. We compared selections of claims paid and incurred data for workers’ compensation and property damage and liability claims, used as a basis for the determination of loss development factors and incurred but not reported claims, to the relevant underlying documentation such as third party accident reports, medical records, bank statements, and internal approvals. We also involved actuarial professionals with specialized skills and knowledge who assisted in:

−	assessing the actuarial methods used by the Company for consistency with generally accepted actuarial standards;
−	evaluating the Company’s ability to estimate self-insurance accruals by comparing its historical estimates with actual claim activity; and
−	evaluating the significant assumptions made by the Company underlying the accruals by developing independent expectations and comparing those expectations to the Company’s accruals.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Kansas City, Missouri

February 11, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Yellow Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Yellow Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related statements of consolidated operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 11, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the December 31, 2020 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 11, 2021

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of December 31, 2020 and has concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over our financial reporting, which is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2020 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment using those criteria, our management concluded that, as of December 31, 2020, our system of internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited our December 31, 2020 consolidated financial statements, has issued an audit report on our system of internal control over financial reporting. The KPMG LLP audit report is included herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G to Form 10-K, the information required by this item, other than information regarding (i) our executive officers, which is incorporated by reference to Part I of this Form 10-K under the heading “Executive Officers of the Registrant,” and (ii) our code of ethics, which is described below and titled the “Code of Business Conduct,” is included under the captions “Directors to be Elected by our Stockholders,” “Directors Selected by the Holder of our Series A Preferred Stock,” “Stockholder Proposals and Director Nomination for 2021 Annual Meeting,” “Structure and Functioning of the Board Audit & Ethics Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Code of Business Conduct

We have adopted a written Code of Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. It is available under “Board Committee Charters and Code of Business Conduct” on our website located at www.myyellow.com. We intend to disclose any amendments or waivers to our Code of Business Conduct by posting such information on our website located at www.myyellow.com, other than technical, administrative or non-substantive amendments, and any waivers, including implicit waivers, from any provision of our Code of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, which information will be disclosed via SEC filing.

Item 11. Executive Compensation

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in our Proxy Statement related to the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Security Ownership of Management and Directors,” “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in our Proxy Statement related to the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Structure and Functioning of the Board” and “Certain Relationships and Related Transactions” in our Proxy Statement related to the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the caption “Audit and Audit-Related Fees” in our Proxy Statement related to the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.1.3

Certificate of Designations, Preferences, Powers and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on January 31, 2014, File No. 000-12255).

3.1.4	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on March 17, 2014, File No. 000-12255).

3.1.5

Certificate of Ownership and Merger, effective February 4, 2021, changing the name of the Company to Yellow Corporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on February 4, 2021, File No. 000-12255).

3.2

Second Amended and Restated Bylaws of the Company, adopted as of September 16, 2011 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed on February 4, 2021, File No. 000-12255).

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

(10) Management Contracts, Compensatory Plans and Arrangements

10.5.1

YRC Worldwide Inc. Fourth Amended and Restated Director Compensation Plan, effective February 28, 2020 (incorporated by reference to Exhibit 10.5.1 to Annual Report on Form 10-K for the year ended December 31, 2019, File No. 000-12255).

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

10.7.3	YRC Worldwide Inc. 2019 Incentive and Equity Award Plan (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2019, File No. 000-12255).

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

10.15

Severance Agreement, dated January 2, 2020 between Stephanie D. Fisher and the Company (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 2019, File No. 000-12255).

10.16

YRC Worldwide Amended and Restated Severance Plan, dated March 9, 2020 (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the year ended December 31, 2019, File No. 000-12255).

10.17	Form of Retention Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 5, 2020).

21.1*	Subsidiaries of the Company.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Darren D. Hawkins pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Daniel L. Olivier pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Darren D. Hawkins pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Daniel L. Olivier pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates documents filed herewith.
†	Confidential portions of this exhibit have been filed separately with the SEC pursuant to a request for confidential treatment.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yellow Corporation

Date: February 11, 2021	By:	/s/ Darren D. Hawkins
Darren D. Hawkins
Chief Executive Officer

POWER OF ATTORNEY

Know all people by these presents, that each person whose signature appears below constitutes and appoints Darren D. Hawkins and Leah K. Dawson, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, hereby confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Darren D. Hawkins	Chief Executive Officer and Director	February 11, 2021
Darren D. Hawkins

/s/ Daniel L. Oliver	Interim Chief Financial Officer	February 11, 2021
Daniel L. Oliver

/s/ James R. Faught	Chief Accounting Officer	February 11, 2021
James R. Faught

/s/ Douglas A. Carty	Director	February 11, 2021
Douglas A. Carty

/s/ William R. Davidson	Director	February 11, 2021
William R. Davidson

/s/ Matthew A. Doheny	Director	February 11, 2021
Matthew A. Doheny

/s/ James E. Hoffman	Director	February 11, 2021
James E. Hoffman

/s/ Patricia M. Nazemetz	Director	February 11, 2021
Patricia M. Nazemetz

/s/ Susana Martinez	Director	February 11, 2021
Susana Martinez

/s/ Shaunna D. Jones	Director	February 11, 2021
Shaunna D. Jones

/s/ David S. McClimon	Director	February 11, 2021
David S. McClimon

/s/ Chris T. Sultemeier	Director	February 11, 2021
Chris T. Sultemeier