Form 10-Q
period 2021-03-31
Yellow Corp
filed 2021-05-05
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2021
Common Stock, $0.01 par value per share	51,097,950 shares

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Yellow Corporation and Subsidiaries

(Amounts in millions except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$381.4	$439.3
Restricted amounts held in escrow	31.4	38.7
Accounts receivable, net	579.9	505.0
Prepaid expenses and other	65.5	46.8
Total current assets	1,058.2	1,029.8
Property and Equipment:
Cost	2,977.1	2,795.5
Less – accumulated depreciation	(2,031.3)	(2,031.3)
Net property and equipment	945.8	764.2
Deferred income taxes, net	2.0	0.9
Pension	66.0	63.2
Operating lease right-of-use assets	246.4	276.0
Other assets	36.1	51.7
Total Assets	$2,354.5	$2,185.8
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$214.6	$160.7
Wages, vacations and employee benefits	222.6	214.6
Current operating lease liabilities	108.1	114.2
Claims and insurance accruals	108.6	108.2
Other accrued taxes	75.9	68.6
Other current and accrued liabilities	43.7	30.4
Current maturities of long-term debt	4.4	4.0
Total current liabilities	777.9	700.7
Other Liabilities:
Long-term debt, less current portion	1,391.1	1,221.4
Operating lease liabilities	148.5	172.6
Claims and other liabilities	318.2	314.4
Commitments and contingencies
Shareholders’ Deficit:
Cumulative preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share - authorized 95,000,000 shares, issued 50,660,100 and 50,192,000 shares, respectively	0.5	0.5
Capital surplus	2,385.4	2,383.6
Accumulated deficit	(2,429.2)	(2,365.9)
Accumulated other comprehensive loss	(145.2)	(148.8)
Treasury stock, at cost	(92.7)	(92.7)
Total shareholders’ deficit	(281.2)	(223.3)
Total Liabilities and Shareholders’ Deficit	$2,354.5	$2,185.8

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

Yellow Corporation and Subsidiaries

For the Three Months Ended March 31

(Amounts in millions except per share data, shares in thousands)

(Unaudited)

	2021	2020
Operating Revenue	$1,198.4	$1,150.4
Operating Expenses:
Salaries, wages and employee benefits	723.8	720.2
Fuel, operating expenses and supplies	203.5	208.0
Purchased transportation	200.0	136.2
Depreciation and amortization	33.3	35.7
Other operating expenses	64.4	61.6
(Gains) losses on property disposals, net	1.0	(39.3)
Total operating expenses	1,226.0	1,122.4
Operating Income (Loss)	(27.6)	28.0
Nonoperating Expenses:
Interest expense	35.9	28.3
Non-union pension and postretirement benefits	(1.3)	(1.6)
Other, net	—	(2.6)
Nonoperating expenses, net	34.6	24.1
Income (loss) before income taxes	(62.2)	3.9
Income tax expense (benefit)	1.1	(0.4)
Net income (loss)	(63.3)	4.3
Other comprehensive income, net of tax	3.6	1.3
Comprehensive Income (Loss)	$(59.7)	$5.6

Average Common Shares Outstanding - Basic	50,358	33,791
Average Common Shares Outstanding - Diluted	50,358	35,630

Earnings (Loss) Per Share - Basic	$(1.26)	$0.13
Earnings (Loss) Per Share - Diluted	$(1.26)	$0.12

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

Yellow Corporation and Subsidiaries

For the Three Months Ended March 31

(Amounts in millions)

(Unaudited)

	2021	2020
Operating Activities:
Net income (loss)	$(63.3)	$4.3
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	33.3	35.7
Lease amortization and accretion expense	36.9	43.1
Lease payments	(37.7)	(38.1)
Paid-in-kind interest	2.3	—
Debt-related amortization	5.7	3.3
Equity-based compensation and employee benefits expense	5.1	5.6
(Gains) losses on property disposals, net	1.0	(39.3)
Deferred income tax benefit, net	(1.0)	(0.4)
Other noncash items, net	0.7	0.7
Changes in assets and liabilities, net:
Accounts receivable	(74.9)	(61.0)
Accounts payable	36.1	14.9
Other operating assets	(4.0)	(3.9)
Other operating liabilities	21.0	19.5
Net cash provided by (used in) operating activities	(38.8)	(15.6)
Investing Activities:
Acquisition of property and equipment	(202.4)	(12.4)
Proceeds from disposal of property and equipment	0.4	45.0
Net cash provided by (used in) investing activities	(202.0)	32.6
Financing Activities:
Issuance of long-term debt, net	176.5	—
Repayment of long-term debt	(0.5)	(20.1)
Debt issuance costs	(0.1)	—
Payments for tax withheld on equity-based compensation	(0.3)	(0.2)
Net cash provided by (used in) financing activities	175.6	(20.3)
Net Increase (Decrease) In Cash and Cash Equivalents and Restricted Amounts Held in Escrow	(65.2)	(3.3)
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, Beginning of Period	478.0	109.2
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, End of Period	$412.8	$105.9

Supplemental Cash Flow Information:
Interest paid	$(27.3)	$(8.6)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ DEFICIT

Yellow Corporation and Subsidiaries

For the Three Months Ended March 31

(Amounts in millions)

(Unaudited)

	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2020	$—	$0.5	$2,383.6	$(2,365.9)	$(148.8)	$(92.7)	$(223.3)
Equity-based compensation	—	—	1.8	—	—	—	1.8
Net income (loss)	—	—	—	(63.3)	—	—	(63.3)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.0	—	3.0
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation	—	—	—	—	0.7	—	0.7
Balances at March 31, 2021	$—	$0.5	$2,385.4	$(2,429.2)	$(145.2)	$(92.7)	$(281.2)

	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2019	$—	$0.3	$2,332.9	$(2,312.4)	$(369.3)	$(92.7)	$(441.2)
Equity-based compensation	—	—	1.8	—	—	—	1.8
Net income	—	—	—	4.3	—	—	4.3
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.3	—	3.3
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation	—	—	—	—	(1.9)	—	(1.9)
Balances at March 31, 2020	$—	$0.3	$2,334.7	$(2,308.1)	$(368.0)	$(92.7)	$(433.8)

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

As of March 31, 2021, approximately 79% of our labor force is subject to collective bargaining agreements, which predominantly expire on March 31, 2024.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Yellow Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We report on a calendar year basis. The quarters of Holland and Reddaway consist of thirteen weeks that end on a Saturday either before or after the end of March, June and September, whereas all other companies’ quarters end on the natural calendar quarter end.

All normal recurring adjustments necessary for a fair presentation of the consolidated financial statements for the interim periods included herein have been made.  These unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and the applicable rules and regulations.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements.  The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“the 2020 Form 10-K”).  Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2021.

Reclassifications

Certain immaterial reclassifications have been made to prior year’s balances to conform with current year presentation.

Disaggregation of Revenue

The Company’s revenue is summarized below with LTL shipments defined as shipments less than 10,000 pounds that move in our network:

	Three Months
(in millions)	2021	2020
LTL revenue	$1,083.5	$1,050.7
Other revenue	114.9	99.7
Total revenue	$1,198.4	$1,150.4

Newly-Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The new standard became effective for the Company on January 1, 2021. ASU 2019-12, upon becoming effective, also removed certain exceptions to the general principles in Topic 740 including the general intraperiod tax allocation exception, and also clarifies and amends existing guidance to improve consistent application. Application of the exception to the intraperiod tax allocation rules was a factor in 2020 and certain previous years.

While there are additional recently issued accounting standards that are applicable to the Company, none of these standards are expected to have a material impact on our consolidated financial statements and accompanying notes.

3. Debt and Financing

Our outstanding debt as of March 31, 2021, which includes our $176.5 million of additional United States Treasury (“UST”) Loan Tranche B draws during the three months then ended, consisted of the following:

(in millions)	Par Value	Discount	Commitment Fee	Debt Issuance Costs	Book Value		Effective Interest Rate
Term Loan	$613.0	$(19.5)	$—	$(8.6)	$584.9	(a)	9.5%
ABL Facility	—	—	—	—	—		N/A
UST Loan Tranche A(b)	304.4	—	(16.5)	(4.3)	283.6	(c)	6.5%
UST Loan Tranche B	251.3	—	(13.8)	(3.6)	233.9	(c)	6.5%
Secured Second A&R CDA	24.1	—	—	(0.1)	24.0		7.7%
Unsecured Second A&R CDA	43.9	—	—	(0.1)	43.8		7.7%
Lease financing obligations	225.5	—	—	(0.2)	225.3	(d)	17.3%
Total debt	$1,462.2	$(19.5)	$(30.3)	$(16.9)	$1,395.5
Current maturities of Unsecured Second A&R CDA	(1.3)	—	—	—	(1.3)
Current maturities of lease financing obligations	(3.1)	—	—	—	(3.1)
Long-term debt	$1,457.8	$(19.5)	$(30.3)	$(16.9)	$1,391.1

(a)	Variable interest rate based on the Eurodollar rate, which is currently determined by the 1, 3 or 6-month USD LIBOR, with a floor of 1.0%, plus a fixed margin of 7.5%.
(b)	The Par Value and the Book Value both reflect the accumulated cash funds that have been drawn and the accumulated paid-in-kind interest, which was $4.4 million as of March 31, 2021.
(c)	Variable interest rate based on the Eurodollar rate, which is currently determined by the 1, 2, 3 or 6-month USD LIBOR, with a floor of 1.0%, plus a fixed margin of 3.5%.
(d)	Interest rate for lease financing obligations is derived from the difference between total rent payment and calculated principal amortization over the life of lease agreements.

On April 1, 2021, the Company drew $129.8 million of funds on the Tranche B UST Credit Agreement and is described in Note 9 to our consolidated financial statements.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt for the next five years are as follows:

(in millions)	Principal Maturity Amount
2021 - remaining portion	$3.4
2022	70.7
2023	4.9
2024	1,171.1
2025	0.2
Thereafter	211.9
Total	$1,462.2

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities, are summarized as follows:

	March 31, 2021		December 31, 2020
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Term Loan	$584.9	$615.8	$582.7	$611.0
UST Loans	517.5	481.4	349.2	322.0
Second A&R CDA	67.8	68.3	67.8	67.8
Lease financing obligations	225.3	224.8	225.7	225.8
Total debt	$1,395.5	$1,390.3	$1,225.4	$1,226.6

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

4. Leases

Leases (in millions)	March 31, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	$246.4	$276.0
Liabilities
Current
Current operating lease liabilities	$108.1	$114.2
Noncurrent
Operating lease liabilities	148.5	172.6
Total lease liabilities	$256.6	$286.8

	Three Months
Lease Cost (in millions)	2021	2020
Operating lease cost(a)	$36.9	$43.1
Short-term cost(b)	9.6	2.0
Variable lease cost(b)	2.5	2.4
Total lease cost	$49.0	$47.5

(a)	Operating lease cost represents non-cash amortization of ROU assets and accretion of the discounted lease liabilities and is segregated on the statement of consolidated cash flows.
(b)	These costs are classified and recorded primarily within purchased transportation.

Remaining Maturities of Lease Liabilities (in millions)	Operating Leases
2021 - remaining portion	$103.0
2022	95.1
2023	53.0
2024	23.0
2025	10.8
After 2025	26.9
Total lease payments	$311.8
Less: imputed interest	55.2
Present value of lease liabilities	$256.6

Lease Term and Discount Rate (years and percent)	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate
Operating leases	3.2	12.0%

	Three Months
Other Information (in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$37.2	$38.0
Leased assets obtained in exchange for new operating lease liabilities	$0.6	$3.7

5. Employee Benefits

Qualified and Nonqualified Defined Benefit Pension Plans

The following table presents the components of our Company-sponsored pension plan costs:

	Three Months
(in millions)	2021	2020
Interest cost	$7.7	$9.6
Expected return on plan assets	(12.0)	(14.9)
Amortization of prior service credit	(0.1)	(0.1)
Amortization of prior net pension loss	3.0	3.7
Total net periodic pension (benefit) cost	$(1.4)	$(1.7)

6. Earnings (Loss) Per Share

We calculate basic earnings (loss) per share by dividing our net earnings (loss) available to common shareholders by our weighted-average shares outstanding at the end of the period. The calculation for diluted earnings (loss) per share adjusts the weighted average shares outstanding for our dilutive unvested shares and stock units using the treasury stock method. Our calculations for basic and dilutive earnings (loss) per share are as follows:

	Three Months
(dollars in millions, except per share data; shares and stock units in thousands)	2021	2020
Basic and dilutive net income (loss) available to common shareholders	$(63.3)	$4.3

Basic weighted average shares outstanding	50,358	33,791
Effect of dilutive securities:
Unvested shares and stock units(a)	—	1,839
Dilutive weighted average shares outstanding	$50,358	$35,630
Basic earnings (loss) per share(b)	$(1.26)	$0.13
Diluted earnings (loss) per share(b)	$(1.26)	$0.12

(a)	Includes unvested shares of Common Stock, unvested stock units, and vested stock units for which the underlying Common Stock has not been distributed.
(b)	Earnings (loss) per share is based on unrounded figures and not the rounded figures presented.

Given our net loss position for the three months ended March 31, 2021, we do not report dilutive securities for this period. At March 31, 2021 and 2020, our anti-dilutive unvested shares and stock units not included in the calculation of diluted earnings (loss) per share were approximately 35,000 and 176,000, respectively.

7. Commitments, Contingencies and Uncertainties

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

Class Action Securities Complaint

In January 2019, a purported class action lawsuit captioned Christina Lewis v. YRC Worldwide Inc., et al., Case No. 1:19-cv-00001, was filed in the U.S. District Court for the Northern District of New York against the Company and certain of our current and former officers. The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between March 10, 2014 and December 14, 2018. The complaint generally alleged that the defendants had violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements relating to the Company’s freight billing practices as alleged in the Department of Defense complaint described above. The action included claims for damages, including interest, and an award of reasonable costs and attorneys’ fees. The co-lead plaintiffs filed an amended complaint on June 14, 2019, and the defendants moved to dismiss it on July 15, 2019. On March 27, 2020, the court granted defendants’ motion to dismiss in its entirety and entered judgment closing the case. The co-lead plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit on April 27, 2020. That appeal is pending and has been fully briefed. On December 16, 2020, the parties to the appeal filed an informative notice to inform the Second Circuit that they would engage in mediation to explore whether the case can be resolved. In February 2021, the parties to the appeal reached an agreement in principle to settle the matter for an immaterial amount, which agreement remains subject to certain conditions, including execution of a definitive settlement agreement and court approval. On February 10, 2021, the Second Circuit granted the parties’ joint motion to stay the appeal and remand the case to the District Court for consideration once the parties have documented the proposed settlement and presented it to the court for approval. On April 12, 2021, the parties executed the definitive settlement documents, agreeing to settle the case for $2.1 million, subject to court approval. Plaintiffs filed a motion on April 15, 2021 asking the court to preliminarily approve the proposed settlement and authorize notice to the settlement class. The court granted preliminary approval on April 19, 2021, and scheduled a fairness hearing for August 18, 2021.

Shareholder Derivative Complaint

In February 2021, two putative shareholders filed an action derivatively and on behalf of the Company naming Douglas A. Carty, Raymond J. Bromark, William R. Davidson, Matthew A. Doheny, Robert L Friedman, James E. Hoffman, Michael J. Kneeland, Patricia M. Nazemetz, James F. Winestock, Jamie G. Pierson, Darren D. Hawkins, James L. Welch and Stephanie D. Fisher individually as defendants and the Company as the nominal defendant.  The case, captioned Bhandari, et al. v. Carty, et al., Case No. 2021-0090-SG, was filed in the Court of Chancery in the State of Delaware.  The complaint alleges that the Company was exposed to harm by the individual defendants’ purported conduct concerning its freight-billing practices as alleged in the Department of Defense complaint and the class action securities complaint described above.  The complaint asserts that the individual defendants breached their fiduciary duties and were unjustly enriched as a result of their purported conduct.  Claims similar to those raised in Bhandari had been raised in two shareholder derivative cases that were previously disclosed by the Company and have been dismissed. The defendants moved to dismiss the case on April 19, 2021.

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

8. Related Party Transactions

Under the applicable accounting standards the Company is deemed a related party with the United States federal government as a result of the UST Credit Agreements and the associated issuance of common stock to the UST in July 2020.  In the ordinary course of business, the Company has continued to regularly transact with various authorities associated with the United States federal government (the “U.S. government”) and to also operate in an industry subject to various U.S. government regulations. These transactions and regulatory oversight relationships include the Company providing a full range of transportation services to various U.S. government entities and the Company being subject to certain applicable U.S. government regulations such as those of the U.S. Departments of Transportation and Homeland Security, as examples.

9. Subsequent Events

On April 1, 2021, the Company received $129.8 million of funds on a draw of the Tranche B UST Credit Agreement. The Tranche B UST Credit Agreement requires these funds to be used for the purchase of tractors and trailers, and the remaining undrawn portion is $18.9 million after this drawdown.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this report. This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include those preceded by, followed by or characterized by words such as “will,” “expect,” “intend,” “anticipate,” “believe,” “could,” “should,” “may,” “project,” “forecast,” “propose,” “plan,” “designed,” “estimate,” “enable” and similar expressions which speak only as of the date the statement was made. Forward-looking statements are inherently uncertain, are based upon current beliefs, assumptions and expectations of Company management and current market conditions, and are subject to significant business, economic, competitive, regulatory and other risks, uncertainties and contingencies, known and unknown, many of which are beyond our control. Readers are cautioned not to place undue reliance on any forward-looking statements. Our future financial condition and results could differ materially from those predicted in such forward-looking statements because of a number of business, financial and liquidity, and common stock related factors, including (without limitation):

•	The risk of labor disruptions or stoppages if our relationship with our employees and unions were to deteriorate;
•	general economic factors, including (without limitation) impacts of COVID-19 and customer demand in the retail and manufacturing sectors;
•

the widespread outbreak of an illness or any other communicable disease, including the effects of pandemics comparable to COVID-19, or any other public health crisis, as well as regulatory measures implemented in response to such events;

•	interruptions to our computer and information technology systems and sophisticated cyber-attacks;
•

business risks and increasing costs associated with the transportation industry, including increasing equipment, operational and technology costs, disruption from natural disasters, and impediments to our operations and business resulting from anti-terrorism measures;

•	our ability to attract and retain qualified drivers and increasing costs of driver compensation;
•	competition and competitive pressure on pricing;
•	changes in pension expense and funding obligations, subject to interest rate volatility;
•	increasing costs relating to our self-insurance claims expenses;
•

our ability to comply and the cost of compliance with, or liability resulting from violation of, federal, state, local and foreign laws and regulations, including (without limitation) labor laws and laws and regulations regarding the environment and climate change initiatives;

•	the impact of claims and litigation expense to which we are or may become exposed;
•	that we may not realize the expected benefits and costs savings from our performance and operational improvement initiatives;
•	a significant privacy breach or IT system disruption;
•	our dependence on key employees;
•	our ability to finance the maintenance, acquisition and replacement of revenue equipment and other necessary capital expenditures;
•	seasonality and the impact of weather;
•	shortages of fuel and changes in the cost of fuel or the index upon which we base our fuel surcharge and the effectiveness of our fuel surcharge program in protecting us against fuel price volatility;
•	risks of operating in foreign countries;
•	our failure to comply with the covenants in the documents governing our existing and future indebtedness;
•	our ability to generate sufficient liquidity to satisfy our indebtedness and cash interest payment obligations, lease obligations and pension funding obligations;
•	fluctuations in the price of our common stock;
•	dilution from future issuances of our common stock;
•	we are not permitted to pay dividends on our common stock in the foreseeable future;

•	that we have the ability to issue preferred stock that may adversely affect the rights of holders of our common stock; and
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

Consolidated Results of Operations: an analysis of our consolidated results of operations for the three months ended March 31, 2021 and 2020.

Certain Non-GAAP Financial Measures: presentation and an analysis of selected non-GAAP financial measures for the three months ended March 31, 2021 and 2020 and trailing-twelve-months ended March 31, 2021 and 2020.

Financial Condition, Liquidity and Capital Resources: a discussion of our major sources and uses of cash and an analysis of our cash flows and, if applicable, material changes in our contractual obligations and commercial commitments.

The “first quarter” of the years discussed below refer to the three months ended March 31.

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

o

Adjusted EBITDA: a non-GAAP measure that reflects EBITDA, and further adjusts for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring charges, transaction costs related to issuances of debt, non-recurring consulting fees, non-cash impairment charges and the gains or losses from permitted dispositions, discontinued operations, and certain non-cash expenses, charges and losses (provided that if any of such non-cash expenses, charges or losses represents an accrual or reserve for potential cash items in any future period, the cash payment in respect thereof in such future period will be subtracted from Consolidated EBITDA in such future period to the extent paid). All references to “Adjusted EBITDA” throughout this section and the rest of this report refer to “Adjusted EBITDA” calculated under our UST Credit Agreements and the Term Loan Agreement (collectively, the ”TL Agreements”) (defined therein as “Consolidated EBITDA”) unless otherwise specified.  Consolidated EBITDA is also a defined term in our ABL Facility and the definition there aligns with the prior definition of Consolidated EBITDA under the Prior Term Loan Agreement.  Adjusted EBITDA is used for internal management purposes as a financial measure that reflects our core operating performance, to measure compliance with financial covenants in our TL Agreements and to determine certain management and employee bonus compensation.

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

Multi-Employer Pension Plans

The Company contributes to various multi-employer pension plans for employees covered by our collective bargaining agreements, as more fully detailed in the 2020 Form 10-K. Our collective bargaining agreements with the unions determine the amount of our contributions to these plans. The pension plans provide defined benefits to retired participants. We do not directly manage the multi-employer pension plans to which we contribute. The trusts covering these plans are generally managed by trustees, half of whom the unions appoint and half of whom various contributing employers appoint.

In March 2021, the American Rescue Plan Act of 2021 (the “ARPA”) was passed, which includes, among many other provisions, significant financial assistance for eligible, underfunded multi-employer pension plans. The Company believes that several multi-employer pension plans for employees covered by our collective bargaining agreements could be eligible, including the Central States, Southeast and Southwest Areas Pension Funds that are disclosed in the Company’s 2020 Form 10-K. The special financial assistance provided by the ARPA is designed to cover the payments of accrued pension benefits through the 2051 plan year and is not subject to any repayment obligations. Commencing March 2021, the Pension Benefit Guaranty Corporation (“PBGC”) has 120 days to issue regulations or guidance setting forth application requirements for special financial assistance. The Company is monitoring these developments, including updates from the PBGC, to understand the short-term and long-term impacts of this financial assistance.

Consolidated Results of Operations

The table below provides summary consolidated financial information for the first quarter of 2021 and 2020:

	First Quarter
	2021		2020		Percentage Change in Dollar Amounts
(Amounts in millions)	$	%	$	%	%
Operating Revenue	$1,198.4	100.0	$1,150.4	100.0	4.2
Operating Expenses:
Salaries, wages and employee benefits	723.8	60.4	720.2	62.6	0.5
Fuel, operating expenses and supplies	203.5	17.0	208.0	18.1	(2.2)
Purchased transportation	200.0	16.7	136.2	11.8	46.8
Depreciation and amortization	33.3	2.8	35.7	3.1	(6.7)
Other operating expenses	64.4	5.4	61.6	5.4	4.5
(Gains) losses on property disposals, net	1.0	0.1	(39.3)	(3.4)	NM*
Total operating expenses	1,226.0	102.3	1,122.4	97.6	9.2
Operating Income (Loss)	(27.6)	(2.3)	28.0	2.4	NM*
Nonoperating Expenses:
Nonoperating expenses, net	34.6	2.9	24.1	2.1	43.6
Income (loss) before income taxes	(62.2)	(5.2)	3.9	0.3	NM*
Income tax expense (benefit)	1.1	0.1	(0.4)	(0.0)	NM*
Net Income (Loss)	$(63.3)	(5.3)	$4.3	0.4	NM*

*Not meaningful

First quarter of 2021 Compared to the first quarter of 2020

The industry is currently in a tight capacity environment with fewer drivers available to meet shipping demands which has led to price increases charged to customers and an increase in the cost of purchased transportation.

Results of operations in the first quarter of 2021 were impacted by severe winter weather that affected significant portions of the United States, including many Southern and Southeastern states not normally impacted by winter weather events. These storms, which mainly impacted February results, caused 215 of our terminals to have service outages during February with some extending to March. This reduced the number of shipments picked-up and further increased the need for purchased transportation to meet customer service expectations.

The Company’s yield growth partially offset by a decline in volume produced a consolidated operating revenue increase of $48.0 million compared to the first quarter of 2020.

The Company’s results reflect these revenue increases offset by increased purchased transportation expenses and small decreases in certain variable expenses. Offsetting these variable expense decreases the Company paid higher contractual wage and benefit rates for union employees with total operating expenses increasing $103.6 million. Further material changes are provided below.

Purchased transportation. Purchased transportation increased $63.8 million primarily due to significant rate increases and other factors noted above. These increases were noted in all our modes of purchased transportation and include a $26.0 million increase in over-the-road purchased transportation expense, a $17.5 million increase in rail purchased transportation expense, a $10.6 million increase from additional usage of local purchased transportation, and a $10.4 million increase in third-party costs due to the growth in customer-specific logistics solutions.

Gains/losses on property disposals, net. Net losses on disposals of property were $1.0 million during the first quarter of 2021 as compared to net gains of $39.3 million in 2020 which were primarily related to the sale of real properties.

Nonoperating expenses, net. Nonoperating expenses increased $10.5 million primarily due to increased interest expense as a result of increased outstanding debt balances during 2021.

Income tax. Our effective tax rate for the first quarter of 2021 and 2020 was (1.8%) and (10.3%), respectively. The most significant items impacting the 2021 rate were net state and foreign tax provisions, while the most significant item impacting the

2020 rate was a benefit recognized due to application of the exception to the rules regarding intraperiod tax allocation. The Company had a full valuation allowance against our domestic net deferred tax assets as of the relevant reporting periods.

The table below summarizes the key revenue metrics for the first quarter of 2021 compared to the first quarter of 2020:

	First Quarter
	2021	2020	Percent Change(a)
Workdays	63.5	65.5

Operating ratio	102.3%	97.6%	(4.7pp)

LTL picked up revenue (in millions)	$1,090.6	$1,049.6	3.9%
LTL tonnage (in thousands)	2,478	2,544	(2.6%)
LTL tonnage per workday (in thousands)	39.02	38.85	0.5%
LTL shipments (in thousands)	4,263	4,323	(1.4%)
LTL shipments per workday (in thousands)	67.13	66.00	1.7%
LTL picked up revenue per hundred weight	$22.00	$20.63	6.7%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$19.53	$18.27	6.9%
LTL picked up revenue per shipment	$256	$243	5.4%
LTL picked up revenue per shipment (excluding fuel surcharge)	$227	$215	5.6%
LTL weight per shipment (in pounds)	1,163	1,177	(1.2%)

Total picked up revenue (in millions)(b)	$1,196.3	$1,141.4	4.8%
Total tonnage (in thousands)	3,216	3,234	(0.5%)
Total tonnage per workday (in thousands)	50.64	49.37	2.6%
Total shipments (in thousands)	4,380	4,426	(1.0%)
Total shipments per workday (in thousands)	68.98	67.57	2.1%
Total picked up revenue per hundred weight	$18.60	$17.65	5.4%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$16.56	$15.69	5.6%
Total picked up revenue per shipment	$273	$258	5.9%
Total picked up revenue per shipment (excluding fuel surcharge)	$243	$229	6.1%
Total weight per shipment (in pounds)	1,468	1,461	0.5%

	First Quarter
(in millions)	2021	2020
(b) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,198.4	$1,150.4
Change in revenue deferral and other	(2.1)	(9.0)
Total picked up revenue	$1,196.3	$1,141.4
(a)	Percent change based on unrounded figures and not the rounded figures presented.
(b)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue.

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

Adjusted EBITDA

The reconciliation of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA (defined in our TL Agreements as “Consolidated EBITDA”) for the first quarter of 2021 and 2020, and the trailing twelve months ended March 31, 2021 and 2020, is as follows:

	First Quarter		Trailing Twelve Months Ended
(in millions)	2021	2020	March 31, 2021	March 31, 2020
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$(63.3)	$4.3	$(121.1)	$(50.6)
Interest expense, net	35.8	28.2	143.2	111.6
Income tax expense (benefit)	1.1	(0.4)	(18.1)	5.0
Depreciation and amortization	33.3	35.7	132.5	148.1
EBITDA	6.9	67.8	136.5	214.1
Adjustments for TL Agreements:
(Gains) losses on property disposals, net	1.0	(39.3)	(5.0)	(54.6)
Non-cash reserve changes(a)	(1.8)	0.3	0.8	16.4
Letter of credit expense	2.1	1.6	7.8	6.5
Permitted dispositions and other	0.7	0.2	0.8	0.4
Equity-based compensation expense	2.1	2.0	4.8	6.0
Loss on extinguishment of debt	—	—	—	11.2
Non-union pension settlement charge	—	—	3.6	1.8
Other, net	1.0	(1.6)	6.1	0.2
Expense amounts subject to 10% threshold(b):
COVID-19	—	0.2	3.7	0.2
Other, net	4.6	2.9	19.0	12.4
Adjusted EBITDA prior to 10% threshold	16.6	34.1	178.1	214.6
Adjustments pursuant to TTM calculation(b)	(3.4)	—	(7.1)	—
Adjusted EBITDA	$13.2	$34.1	$171.0	$214.6

(a)

Non-cash reserve changes reflect the net non-cash reserve charge for union and nonunion vacation (which includes the impact of the National Master Freight Agreement for the one week of restored vacation), with such non-cash reserve adjustment to be reduced by cash charges in a future period when paid.

(b)

Pursuant to the TL Agreements, Adjusted EBITDA limits certain adjustments in aggregate to 10% of the trailing-twelve-month ("TTM") Adjusted EBITDA, prior to the inclusion of amounts subject to the 10% threshold, for each period ending. Such adjustments include, but are not limited to, restructuring charges, integration costs, severance, and non-recurring charges. The limitation calculation is updated quarterly based on TTM Adjusted EBITDA, and any necessary adjustment resulting from this limitation, if applicable, will be presented here.

Financial Condition, Liquidity and Capital Resources

The following sections provide aggregated information regarding our financial condition, liquidity and capital resources. As of March 31, 2021, and December 31, 2020 our total debt was $1,395.5 million and $1,225.4 million, respectively.

Liquidity

Our principal sources of liquidity are cash and cash equivalents, any prospective net cash flow from operations and available borrowings under our ABL facility. As of March 31, 2021, our cash and cash equivalents, exclusive of restricted amounts held in escrow was $381.4 million.

As of March 31, 2021, our maximum availability under our ABL Facility was $85.6 million, and our Managed Accessibility was $41.6 million. Maximum availability is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $353.9 million of outstanding letters of credit. Our “Managed Accessibility” represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured for the applicable period. If eligible receivables fall below the threshold management uses to measure availability, which is 10% of the borrowing line, the credit agreement governing the ABL Facility permits adjustments from eligible borrowing base cash to restricted cash prior to the compliance measurement date of April 15, 2021. As of March 31, 2021, our cash and cash equivalents and Managed Accessibility were $423.0 million.

For the December 31, 2020 borrowing base certificate, which was filed in January of 2021, we transferred $3.1 million of cash into restricted cash to maintain the 10% threshold, as permitted under the ABL Facility, which transfer effectively put our cash and cash equivalents and Managed Accessibility to $440.2 million.

Outside of funding normal operations, our principal uses of cash include principal and interest payments on our funded debt, payments on equipment leases and investments in capital expenditures.

We have no off-balance sheet arrangements except for other contractual obligations for service agreements and capital purchases, letters of credit and surety bonds, which were disclosed in the 2020 Form 10-K. Additionally, there have been no material changes to these arrangements subsequent to December 31, 2020.

Covenants

The Company has a requirement under the TL Agreements to maintain minimum Liquidity of $125.0 million. The Company is in compliance with the applicable financial covenant as of March 31, 2021. This Liquidity requirement is relieved at the end of the first quarter in which the Company’s Adjusted EBITDA for the trailing twelve-month period is greater than $200.0 million. With Liquidity as of March 31, 2021 of $423.0 million, and forecasted operating results, management expects the Company will meet this covenant requirement for the next nine months or until it is relieved and not applicable.

Beginning with the fiscal quarter ending December 31, 2021, the Company has a quarterly requirement to maintain a trailing twelve-month Adjusted EBITDA of $100.0 million. This requirement increases for the fiscal quarter ending March 31, 2022 to a trailing twelve months adjusted EBITDA of $150.0 million. Management expects, based on actual and forecasted operating results, the Company will meet this covenant requirement for the period it becomes effective and the next twelve months.

Cash Flows

For the first quarter of 2021 and 2020:

	First Quarter
(in millions)	2021	2020
Net cash provided by (used in) operating activities	$(38.8)	$(15.6)
Net cash provided by (used in) investing activities	(202.0)	32.6
Net cash provided by (used in) financing activities	175.6	(20.3)

Operating Cash Flow

Cash used in operating activities was $38.8 million during the first quarter of 2021, compared to $15.6 million used during the first quarter of 2020. The decrease in cash is primarily attributable to a $67.6 million decrease in net income, partially offset by a $40.3 million decrease in net gains on the sale of real property and timing differences in working capital accounts. Cash paid for interest increased $18.7 million as certain interest payments were deferred in the first quarter of 2020 and no such deferral was made in the first quarter of 2021.

Investing Cash Flow

Cash used in investing activities was $202.0 million during the first quarter of 2021 compared to $32.6 million of cash provided during the first quarter of 2020. The decrease of $234.6 million in cash was largely driven by an increase in cash outflows on revenue equipment acquisitions partially offset by lower cash proceeds from the sale of real property. Cash used by investing cash flows during the second quarter of 2021 is expected to be higher than historic levels as the Company anticipates utilizing funds, including those received in April 2021, from the UST Credit Agreements.

Financing Cash Flow

Cash provided by financing activities for the first quarter of 2021 was $175.6 million compared to $20.3 million used during the first quarter of 2020. The increase in cash is primarily related to amounts drawn on our UST Credit Agreement Tranche B.  Cash provided by financing activities during the second quarter of 2021 will include additional funds drawn in April 2021 to acquire tractors and trailers as described by the UST Credit Agreements.

Capital Expenditures

Our capital expenditures for the first quarter of 2021 and 2020 were $202.4 million and $12.4 million, respectively. These amounts were principally used to fund the purchase of new and used revenue equipment, for capitalized costs to improve our technology infrastructure and to refurbish engines for our revenue equipment fleet.  The Company begins depreciation on revenue equipment upon placement into active service. Our activity related to new operating lease commitments for revenue equipment was nominal during the first quarter of 2021 due to the aforementioned purchases.

Contractual Obligations and Other Commercial Commitments

The following sections summarize consolidated information regarding our contractual cash obligations and other commercial commitments for any updates for material changes during the reporting period ended March 31, 2021.

Contractual Cash Obligations

The Company has completed a review of our material cash requirements in order to analyze and disclose material changes, if any, in those requirements between those expected cash outflows as of December 31, 2020, as detailed in the Form 2020 10-K, and those as of March 31, 2021. As a result, our material updates to cash outflows that we are contractually obligated to make include our increases in future principal and interest payment requirements that resulted from the additional UST Loan Tranche B borrowings during the quarter ended March 31, 2021 and decreases in total future operating lease payments. Our additional borrowings and the associated changes in our contractual cash obligations related to our UST Loan Tranche B, which are required to be used to fund the purchase of tractors and trailers, are described in Note 3. Our contractual cash obligations related to our operating leases have decreased as the Company has primarily been acquiring revenue equipment, thus not entering new or renewing, at historical levels, operating leases on revenue equipment, as described in Note 4. For all other changes in our cash requirements, for cash outflows that we are contractually obligated to make, they were considered by the Company and those changes are reasonably expected in the ordinary course of business.

Other Commercial Commitments

The Company has completed a review of our other commercial commitments in order to analyze and disclose material changes, if any, in those commitments between those as of December 31, 2020, as detailed in the 2020 Form 10-K, and those as of March 31, 2021. As a result, the Company determined that there were no material changes to disclose.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and fuel price volatility. The risk inherent in our market risk-sensitive instruments and positions is the potential loss or increased expense arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk-sensitive instruments and positions as described in the 2020 Form 10-K.

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of March 31, 2021 and has concluded that our disclosure controls and procedures were effective as of March 31, 2021.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” note to our consolidated financial statements included with this quarterly report on Form 10-Q, and that discussion is incorporated by reference herein.

Item 1A.  Risk Factors

You should carefully consider the factors discussed in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 which could materially affect our business, financial condition or future results. The risks in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

10.1*	Severance Agreement and Release, dated April 23, 2021, between Thomas J. O’Connor and the Company.

10.2*	Severance Agreement and Release, dated April 14, 2021, between Scott D. Ware and the Company.

31.1*	Certification of Darren D. Hawkins filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Daniel L. Olivier filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Darren D. Hawkins furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Daniel L. Olivier furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Interline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

__________________________

*Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YELLOW CORPORATION

Date: May 5, 2021	/s/ Darren D. Hawkins
Darren D. Hawkins
Chief Executive Officer

Date: May 5, 2021	/s/ Daniel L. Olivier
Daniel L. Olivier
Interim Chief Financial Officer