Form 10-Q
period 2021-06-30
Yellow Corp
filed 2021-08-04
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2021
Common Stock, $0.01 par value per share	51,273,210 shares

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Yellow Corporation and Subsidiaries

(Amounts in millions except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$372.1	$439.3
Restricted amounts held in escrow	52.2	38.7
Accounts receivable, net	633.6	505.0
Prepaid expenses and other	50.8	46.8
Total current assets	1,108.7	1,029.8
Property and Equipment:
Cost	3,099.5	2,795.5
Less – accumulated depreciation	(2,033.4)	(2,031.3)
Net property and equipment	1,066.1	764.2
Deferred income taxes, net	2.0	0.9
Pension	68.9	63.2
Operating lease right-of-use assets	219.3	276.0
Other assets	26.2	51.7
Total Assets	$2,491.2	$2,185.8
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$216.0	$160.7
Wages, vacations and employee benefits	242.7	214.6
Current operating lease liabilities	98.5	114.2
Claims and insurance accruals	111.0	108.2
Other accrued taxes	73.8	68.6
Other current and accrued liabilities	57.9	30.4
Current maturities of long-term debt	4.9	4.0
Total current liabilities	804.8	700.7
Other Liabilities:
Long-term debt, less current portion	1,518.8	1,221.4
Operating lease liabilities	128.7	172.6
Claims and other liabilities	325.3	314.4
Commitments and contingencies
Shareholders’ Deficit:
Cumulative preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share - authorized 95,000,000 shares, issued 50,862,000 and 50,192,000 shares, respectively	0.5	0.5
Capital surplus	2,386.3	2,383.6
Accumulated deficit	(2,438.6)	(2,365.9)
Accumulated other comprehensive loss	(141.9)	(148.8)
Treasury stock, at cost	(92.7)	(92.7)
Total shareholders’ deficit	(286.4)	(223.3)
Total Liabilities and Shareholders’ Deficit	$2,491.2	$2,185.8

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE LOSS

Yellow Corporation and Subsidiaries

For the Three and Six Months Ended June 30

(Amounts in millions except per share data, shares in thousands)

(Unaudited)

	Three Months		Six Months
	2021	2020	2021	2020
Operating Revenue	$1,313.1	$1,015.4	$2,511.5	$2,165.8
Operating Expenses:
Salaries, wages and employee benefits	751.3	647.9	1,475.1	1,368.1
Fuel, operating expenses and supplies	217.0	162.7	420.5	370.7
Purchased transportation	210.3	126.0	410.3	262.2
Depreciation and amortization	35.0	34.2	68.3	69.9
Other operating expenses	72.2	55.2	136.6	116.8
(Gains) losses on property disposals, net	0.3	(6.0)	1.3	(45.3)
Total operating expenses	1,286.1	1,020.0	2,512.1	2,142.4
Operating Income (Loss)	27.0	(4.6)	(0.6)	23.4
Nonoperating Expenses:
Interest expense	37.7	40.2	73.6	68.5
Non-union pension and postretirement benefits	(1.1)	(1.6)	(2.4)	(3.2)
Other, net	(0.3)	1.4	(0.3)	(1.2)
Nonoperating expenses, net	36.3	40.0	70.9	64.1
Loss before income taxes	(9.3)	(44.6)	(71.5)	(40.7)
Income tax expense (benefit)	0.1	(7.5)	1.2	(7.9)
Net loss	(9.4)	(37.1)	(72.7)	(32.8)
Other comprehensive income, net of tax	3.3	3.2	6.9	4.5
Comprehensive Loss	$(6.1)	$(33.9)	$(65.8)	$(28.3)

Average Common Shares Outstanding - Basic	50,751	34,021	50,555	33,906
Average Common Shares Outstanding - Diluted	50,751	34,021	50,555	33,906

Loss Per Share - Basic	$(0.18)	$(1.09)	$(1.44)	$(0.97)
Loss Per Share - Diluted	$(0.18)	$(1.09)	$(1.44)	$(0.97)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

Yellow Corporation and Subsidiaries

For the Six Months Ended June 30

(Amounts in millions)

(Unaudited)

	2021	2020
Operating Activities:
Net loss	$(72.7)	$(32.8)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	68.3	69.9
Lease amortization and accretion expense	71.1	83.5
Lease payments	(74.6)	(55.7)
Paid-in-kind interest	4.6	38.8
Debt-related amortization	11.5	6.0
Equity-based compensation and employee benefits expense	8.6	10.5
Non-union pension settlement charge	0.3	—
(Gains) losses on property disposals, net	1.3	(45.3)
Deferred income tax benefit, net	(1.0)	0.1
Other noncash items, net	0.8	(1.2)
Changes in assets and liabilities, net:
Accounts receivable	(128.5)	(31.9)
Accounts payable	44.0	22.0
Other operating assets	1.2	8.6
Other operating liabilities	52.4	141.1
Net cash provided by (used in) operating activities	(12.7)	213.6
Investing Activities:
Acquisition of property and equipment	(346.2)	(24.1)
Proceeds from disposal of property and equipment	0.6	54.1
Net cash provided by (used in) investing activities	(345.6)	30.0
Financing Activities:
Issuance of long-term debt, net	306.3	—
Repayment of long-term debt	(1.1)	(28.2)
Debt issuance costs	(0.2)	(3.8)
Payments for tax withheld on equity-based compensation	(0.4)	(0.6)
Net cash provided by (used in) financing activities	304.6	(32.6)
Net Increase (Decrease) In Cash and Cash Equivalents and Restricted Amounts Held in Escrow	(53.7)	211.0
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, Beginning of Period	478.0	109.2
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, End of Period	$424.3	$320.2

Supplemental Cash Flow Information:
Interest paid	$(56.1)	$(22.1)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ DEFICIT

Yellow Corporation and Subsidiaries

For the Three and Six months ended June 30

(Amounts in millions)

(Unaudited)

	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2020	$—	$0.5	$2,383.6	$(2,365.9)	$(148.8)	$(92.7)	$(223.3)
Equity-based compensation	—	—	1.8	—	—	—	1.8
Net loss	—	—	—	(63.3)	—	—	(63.3)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.0	—	3.0
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation	—	—	—	—	0.7	—	0.7
Balances at March 31, 2021	$—	$0.5	$2,385.4	$(2,429.2)	$(145.2)	$(92.7)	$(281.2)
Equity-based compensation	—	—	0.9	—	—	—	0.9
Net loss	—	—	—	(9.4)	—	—	(9.4)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.0	—	3.0
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Settlement adjustment	—	—	—	—	0.3	—	0.3
Foreign currency translation	—	—	—	—	0.1	—	0.1
Balances at June 30, 2021	$—	$0.5	$2,386.3	$(2,438.6)	$(141.9)	$(92.7)	$(286.4)

	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2019	$—	$0.3	$2,332.9	$(2,312.4)	$(369.3)	$(92.7)	$(441.2)
Equity-based compensation	—	—	1.8	—	—	—	1.8
Net income	—	—	—	4.3	—	—	4.3
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.3	—	3.3
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation	—	—	—	—	(1.9)	—	(1.9)
Balances at March 31, 2020	$—	$0.3	$2,334.7	$(2,308.1)	$(368.0)	$(92.7)	$(433.8)
Equity-based compensation	—	—	0.8	—	—	—	0.8
Net loss	—	—	—	(37.1)	—	—	(37.1)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	2.4	—	2.4
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation	—	—	—	—	0.9	—	0.9
Balances at June 30, 2020	$—	$0.3	$2,335.5	$(2,345.2)	$(364.8)	$(92.7)	$(466.9)

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

Yellow Corporation’s LTL subsidiaries include USF Holland LLC (“Holland”), New Penn Motor Express LLC (“New Penn”), USF Reddaway Inc. (“Reddaway”), YRC Inc. and YRC Freight Canada Company (both doing business as, and herein referred to as, “YRC Freight”). Our LTL companies provide services through a consolidated network of facilities located across the United States, Canada, and Puerto Rico. We also offer services through HNRY Logistics, Inc. (“HNRY Logistics”), our customer-specific logistics solutions provider, specializing in truckload, residential, and warehouse solutions.

As of June 30, 2021, approximately 80% of our labor force is subject to collective bargaining agreements, which predominantly expire on March 31, 2024.

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

All normal recurring adjustments necessary for a fair presentation of the consolidated financial statements for the interim periods included herein have been made.  These unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and the applicable rules and regulations.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements.  The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“the 2020 Form 10-K”).  Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2021 or other reporting periods.

Reclassifications

Certain immaterial reclassifications have been made to prior year’s balances to conform with current year presentation.

Disaggregation of Revenue

The Company’s revenue is summarized below with LTL shipments defined as shipments less than 10,000 pounds that move in our network:

	Three Months		Six Months
(in millions)	2021	2020	2021	2020
LTL revenue	$1,182.8	$920.5	$2,266.3	$1,971.2
Other revenue	130.3	94.9	245.2	194.6
Total revenue	$1,313.1	$1,015.4	$2,511.5	$2,165.8

Newly-Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The new standard became effective for the Company on January 1, 2021. ASU 2019-12, upon becoming effective, also removed certain exceptions to the general principles in Topic 740 including the general intraperiod tax allocation exception, and clarified and amended existing guidance to improve consistent application. Application of the exception to the intraperiod tax allocation rules was a factor in 2020 and certain previous years.

While there are other recently issued accounting standards that are applicable to the Company, none of these standards are expected to have a material impact on our consolidated financial statements and accompanying notes.

3. Debt and Financing

Our outstanding debt as of June 30, 2021, which includes our $129.8 million and $306.3 million of additional United States Treasury (“UST”) Loan Tranche B draws during the three and six months then ended, respectively, consisted of the following:

(in millions)	Par Value	Discount	Commitment Fee	Debt Issuance Costs	Book Value		Effective Interest Rate
Term Loan	$612.9	$(18.0)	$—	$(8.0)	$586.9	(a)	9.5%
ABL Facility	—	—	—	—	—		N/A
UST Loan Tranche A(b)	306.7	—	(15.3)	(4.0)	287.4	(c)	6.4%
UST Loan Tranche B	381.1	—	(19.5)	(5.1)	356.5	(c)	6.5%
Secured Second A&R CDA	24.1	—	—	—	24.1		7.7%
Unsecured Second A&R CDA	43.9	—	—	(0.1)	43.8		7.7%
Lease financing obligations	225.2	—	—	(0.2)	225.0	(d)	17.2%
Total debt	$1,593.9	$(18.0)	$(34.8)	$(17.4)	$1,523.7
Current maturities of Unsecured Second A&R CDA	(1.3)	—	—	—	(1.3)
Current maturities of lease financing obligations	(3.6)	—	—	—	(3.6)
Long-term debt	$1,589.0	$(18.0)	$(34.8)	$(17.4)	$1,518.8

(a)	Variable interest rate based on the Eurodollar rate, which is currently determined by the 1, 3 or 6-month USD LIBOR, with a floor of 1.0%, plus a fixed margin of 7.5%.
(b)	The Par Value and the Book Value both reflect the accumulated cash funds that have been drawn and the accumulated paid-in-kind interest, which was $6.7 million as of June 30, 2021.
(c)	Variable interest rate based on the Eurodollar rate, which is currently determined by the 1, 2, 3 or 6-month USD LIBOR, with a floor of 1.0%, plus a fixed margin of 3.5%.
(d)	Interest rate for lease financing obligations is derived from the difference between total rent payment and calculated principal amortization over the life of lease agreements.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt for the next five years are as follows:

(in millions)	Principal Maturity Amount
2021 - remaining portion	$2.8
2022	70.7
2023	5.0
2024	1,303.2
2025	0.3
Thereafter	211.9
Total	$1,593.9

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities, are summarized as follows:

	June 30, 2021		December 31, 2020
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Term Loan	$586.9	$615.8	$582.7	$611.0
UST Loans	643.9	602.2	349.2	322.0
Second A&R CDA	67.9	68.3	67.8	67.8
Lease financing obligations	225.0	224.8	225.7	225.8
Total debt	$1,523.7	$1,511.1	$1,225.4	$1,226.6

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

4. Leases

Leases (in millions)	June 30, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	$219.3	$276.0
Liabilities
Current operating lease liabilities	$98.5	$114.2
Noncurrent operating lease liabilities	128.7	172.6
Total lease liabilities	$227.2	$286.8

	Three Months		Six Months
Lease Cost (in millions)	2021	2020	2021	2020
Operating lease cost(a)	$34.2	$40.4	$71.1	$83.5
Short-term cost(b)	9.5	2.1	19.1	4.1
Variable lease cost(b)	2.6	1.8	5.1	4.2
Total lease cost	$46.3	$44.3	$95.3	$91.8

(a)	Operating lease cost represents non-cash amortization of ROU assets and accretion of the discounted lease liabilities and is segregated on the statements of consolidated cash flows.
(b)	These operating expenses are classified and recorded primarily within purchased transportation.

Remaining Maturities of Lease Liabilities (in millions)	Operating Leases
2021 - remaining portion	$67.3
2022	93.9
2023	53.8
2024	23.6
2025	11.3
After 2025	27.1
Total lease payments	$277.0
Less: imputed interest	49.8
Present value of lease liabilities	$227.2

Lease Term and Discount Rate (years and percent)	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate
Operating leases	3.2	11.9%

	Three Months			Six Months
Other Information (in millions)	2021	2020		2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$37.3	$17.5	(a)	$74.5	$55.5	(a)
Leased assets obtained in exchange for new operating lease liabilities	$0.3	$6.3		$0.9	$10.0

(a)

In an effort to preserve liquidity, certain equipment leases were modified during the three months ended June 30, 2020 to reduce short-term cash payments, which deferred certain operating lease payments into future reporting periods.

5. Employee Benefits

Qualified and Nonqualified Defined Benefit Pension Plans

The following table presents the components of our Company-sponsored pension plans:

	Three Months		Six Months
(in millions)	2021	2020	2021	2020
Interest cost	$7.7	$9.6	$15.3	$19.2
Expected return on plan assets	(12.0)	(14.9)	(24.0)	(29.9)
Amortization of prior service credit	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of prior net pension loss	3.0	3.7	6.1	7.5
Settlement adjustment	0.3	-	0.3	-
Total net periodic pension (benefit) cost	$(1.1)	$(1.7)	$(2.5)	$(3.4)

6. Loss Per Share

Given our net loss position for the three and six months ended June 30, 2021 and 2020, we do not report dilutive securities for these periods. At June 30, 2021 and 2020, our anti-dilutive unvested shares and stock units not included in the calculation of diluted earnings (loss) per share were approximately 133,000 and 436,000, respectively.

7. Commitments, Contingencies and Uncertainties

Department of Defense Complaints

In December 2018, the United States on behalf of the United States Department of Defense filed a complaint in Intervention against the Company (and two other defendants) in the U.S. District Court for the Western District of New York captioned United States ex rel. James Hannum v. YRC Freight, Inc.; Roadway Express, Inc.; and Yellow Transportation, Inc., Civil Action No. 08-0811(A). The complaint alleges that the Company violated the False Claims Act by overcharging the Department of Defense for freight carrier services by failing to comply with the contractual terms of freight contracts between the Department of Defense and the Company and related government procurement rules. The complaint also alleges claims for unjust enrichment and breach of contract. Under the False Claims Act, the complaint seeks treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts. The remaining common causes of action seek an undetermined amount for an alleged breach of contract or alternatively causes constituting unjust enrichment or a payment by mistake. The Company has moved to dismiss the case, and the court heard oral arguments on the motion on August 12, 2019. On July 17, 2020, the Magistrate Judge to whom the case had been referred issued a Report and Recommendation recommending that the District Judge grant the Company’s motion to dismiss in part with respect to one claim and deny it in all other respects. On May 10, 2021, the District Court entered a Decision and Order adopting Magistrate Judge’s Report and Recommendation and Decision and Order. On June 6, 2021, the District Court granted a stay of the case for sixty days to allow parties time to discuss a potential resolution in this action. Management believes the Company has meritorious defenses against the remaining counts and intends to vigorously defend this action. We are unable to estimate the possible loss, or range of possible loss, associated with these claims at this time.

Class Action Securities Complaint

In January 2019, a purported class action lawsuit captioned Christina Lewis v. YRC Worldwide Inc., et al., Case No. 1:19-cv-00001, was filed in the U.S. District Court for the Northern District of New York against the Company and certain of our current and former officers. The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between March 10, 2014 and December 14, 2018. The complaint generally alleged that the defendants had violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements relating to the Company’s freight billing practices as alleged in the Department of Defense complaint described above. The action included claims for damages, including interest, and an award of reasonable costs and attorneys’ fees. The co-lead plaintiffs filed an amended complaint on June 14, 2019, and the defendants moved to dismiss it on July 15, 2019. On March 27, 2020, the court granted defendants’ motion to dismiss in its entirety and entered judgment closing the case. The co-lead plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit on April 27, 2020. That appeal is pending and has been fully briefed. On December 16, 2020, the parties to the appeal filed an informative notice to inform the Second Circuit that they would engage in mediation to explore whether the case can be resolved. In February 2021, the parties to the appeal reached an agreement in principle to settle the matter for an immaterial amount, subject to certain conditions, including execution of a definitive settlement agreement and court approval. On February 10, 2021, the Second Circuit granted the parties’ joint motion to stay the appeal and remand the case to the District Court. On April 12, 2021, the parties executed the definitive settlement documents, agreeing to settle the case for $2.1 million, subject to court approval. Plaintiffs filed a motion on April 15, 2021 asking the court to preliminarily approve the proposed settlement and authorize notice to the settlement class. The court granted preliminary approval on April 19, 2021, and scheduled a fairness hearing for August 18, 2021.

Shareholder Derivative Complaint

In February 2021, two putative shareholders filed an action derivatively and on behalf of the Company naming Douglas A. Carty, Raymond J. Bromark, William R. Davidson, Matthew A. Doheny, Robert L Friedman, James E. Hoffman, Michael J. Kneeland, Patricia M. Nazemetz, James F. Winestock, Jamie G. Pierson, Darren D. Hawkins, James L. Welch and Stephanie D. Fisher individually as defendants and the Company as the nominal defendant.  The case, captioned Bhandari, et al. v. Carty, et al., Case No. 2021-0090-SG, was filed in the Court of Chancery in the State of Delaware.  The complaint alleges that the Company was exposed to harm by the individual defendants’ purported conduct concerning its freight-billing practices as alleged in the Department of Defense complaint and the class action securities complaint described above.  The complaint asserts that the individual defendants breached their fiduciary duties and were unjustly enriched as a result of their purported conduct.  Claims similar to those raised in Bhandari had been raised in two shareholder derivative cases that were previously disclosed by the Company and have been dismissed. The defendants moved to dismiss the action on April 19, 2021. On July 16, 2021, the putative shareholders moved for entry of an order dismissing the Bhandari action without prejudice.  On July 19, 2021, the Court entered an order dismissing the action without prejudice.

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

Consolidated Results of Operations: an analysis of our consolidated results of operations for the three and six months ended June 30, 2021 and 2020.

Certain Non-GAAP Financial Measures: presentation and an analysis of selected non-GAAP financial measures for the three and six months ended June 30, 2021 and 2020 and trailing-twelve-months ended June 30, 2021 and 2020.

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

Multi-Employer Pension Plans

The Company contributes to various multi-employer pension plans for employees covered by our collective bargaining agreements, as more fully detailed in the 2020 Form 10-K. Our collective bargaining agreements with the unions determine the amount of our contributions to these plans. The pension plans provide defined benefits to retired participants. We do not directly manage the multi-employer pension plans to which we contribute. These pension plans’ assets and liabilities are not included in our consolidated balance sheets. The trusts covering these plans are generally managed by trustees, half of whom the unions appoint and half of whom various contributing employers appoint.

In March 2021, the American Rescue Plan Act of 2021 (the “ARPA”) was passed, which includes, among many other provisions, significant financial assistance for eligible, underfunded multi-employer pension plans. The Company believes that several multi-employer pension plans for employees covered by our collective bargaining agreements could be eligible, including the Central States, Southeast and Southwest Areas Pension Funds that are disclosed in the Company’s 2020 Form 10-K. The special financial assistance provided by the ARPA is designed to cover the payments of accrued pension benefits through the 2051 plan year and is not subject to any repayment obligations. In July 2021, the Pension Benefit Guaranty Corporation (“PBGC”) issued an interim final rule and additional guidance, which included the application requirements for special financial assistance. Based upon our understanding of these regulations and guidance, the Company does not anticipate any material short-term impacts of this financial assistance.

Consolidated Results of Operations

The table below provides summary consolidated financial information for the second quarter and first half of 2021 and 2020:

	Second Quarter				First Half
	2021		2020		2021		2020		Percentage Change in Dollar Amounts
(Amounts in millions)	$	%	$	%	$	%	$	%	Second Quarter %	First Half %
Operating Revenue	$1,313.1	100.0	$1,015.4	100.0	$2,511.5	100.0	$2,165.8	100.0	29.3	16.0
Operating Expenses:
Salaries, wages and employee benefits	751.3	57.2	647.9	63.8	1,475.1	58.7	1,368.1	63.2	16.0	7.8
Fuel, operating expenses and supplies	217.0	16.5	162.7	16.0	420.5	16.7	370.7	17.1	33.4	13.4
Purchased transportation	210.3	16.0	126.0	12.4	410.3	16.3	262.2	12.1	66.9	56.5
Depreciation and amortization	35.0	2.7	34.2	3.4	68.3	2.7	69.9	3.2	2.3	(2.3)
Other operating expenses	72.2	5.5	55.2	5.4	136.6	5.4	116.8	5.4	30.8	17.0
(Gains) losses on property disposals, net	0.3	0.0	(6.0)	(0.6)	1.3	0.1	(45.3)	(2.1)	NM*	NM*
Total operating expenses	1,286.1	97.9	1,020.0	100.5	2,512.1	100.0	2,142.4	98.9	26.1	17.3
Operating Income (Loss)	27.0	2.1	(4.6)	(0.5)	(0.6)	(0.0)	23.4	1.1	NM*	NM*
Nonoperating Expenses:
Nonoperating expenses, net	36.3	2.8	40.0	3.9	70.9	2.8	64.1	3.0	(9.3)	10.6
Loss before income taxes	(9.3)	(0.7)	(44.6)	(4.4)	(71.5)	(2.8)	(40.7)	(1.9)	NM*	NM*
Income tax expense (benefit)	0.1	0.0	(7.5)	(0.7)	1.2	0.0	(7.9)	(0.4)	NM*	NM*
Net Loss	$(9.4)	(0.7)	$(37.1)	(3.7)	$(72.7)	(2.9)	$(32.8)	(1.5)	NM*	NM*

*Not meaningful

Second Quarter of 2021 Compared to the Second Quarter of 2020

The industry is currently in a tight capacity environment with fewer drivers available to meet shipping demands, which has led to price increases charged to customers and an increase in the cost of purchased transportation. The Company’s yield and volume growth produced a consolidated operating revenue increase of $297.7 million compared to the second quarter of 2020. Further, the results of operations in the second quarter of 2020 were impacted by the outbreak of COVID-19 as shipping volumes decreased significantly from typical levels and negatively impacted the pricing environment.

The Company’s results reflect these revenue increases offset by increased purchased transportation expenses and variable expenses including salaries, wages and benefits. Further material changes are provided below.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $103.4 million primarily due to increased volumes. Additionally, in response to volume declines in the second quarter of 2020, the Company reduced variable expenses including labor through furloughs and reduced headcount.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $54.3 million primarily due to a $34.2 million increase in fuel expense, which was largely a result higher fuel prices. Additional increases resulted from rising variable costs in line with rising volumes including $6.9 million in other operating expense, as well as increases in other employee expenses and facility maintenance.

Purchased transportation. Purchased transportation increased $84.3 million primarily due to significant rate increases and other factors noted above. These increases were noted in all our modes of purchased transportation and include a $28.4 million increase in over-the-road purchased transportation expense, a $21.1 million increase in rail purchased transportation expense, a $15.6 million increase in third-party costs due to the growth in customer-specific logistics solutions, and a $14.9 million increase from additional usage of local purchased transportation.

The table below summarizes the key revenue metrics for the second quarter of 2021 compared to the second quarter of 2020:

	Second Quarter
	2021	2020	Percent Change(a)
Workdays	64.0	63.0

Operating ratio	97.9%	100.5%	2.6 pp

LTL picked up revenue (in millions)	$1,188.8	$929.8	27.9%
LTL tonnage (in thousands)	2,511	2,283	10.0%
LTL tonnage per workday (in thousands)	39.24	36.24	8.3%
LTL shipments (in thousands)	4,419	4,003	10.4%
LTL shipments per workday (in thousands)	69.05	63.53	8.7%
LTL picked up revenue per hundred weight	$23.67	$20.36	16.2%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$20.70	$18.48	12.0%
LTL picked up revenue per shipment	$269	$232	15.8%
LTL picked up revenue per shipment (excluding fuel surcharge)	$235	$211	11.6%
LTL weight per shipment (in pounds)	1,137	1,141	(0.4%)

Total picked up revenue (in millions)(b)	$1,307.6	$1,018.4	28.4%
Total tonnage (in thousands)	3,268	2,926	11.7%
Total tonnage per workday (in thousands)	51.06	46.44	10.0%
Total shipments (in thousands)	4,550	4,122	10.4%
Total shipments per workday (in thousands)	71.10	65.44	8.7%
Total picked up revenue per hundred weight	$20.01	$17.40	14.9%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$17.57	$15.85	10.8%
Total picked up revenue per shipment	$287	$247	16.3%
Total picked up revenue per shipment (excluding fuel surcharge)	$252	$225	12.2%
Total weight per shipment (in pounds)	1,436	1,419	1.2%

(in millions)	2021	2020
(b) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,313.1	$1,015.4
Change in revenue deferral and other	(5.5)	3.0
Total picked up revenue	$1,307.6	$1,018.4
(a)	Percent change based on unrounded figures and not the rounded figures presented.
(b)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue.

First Half of 2021 Compared to the First Half of 2020

Consistent with the second quarter of 2021, the results of operations in the first half of 2021 were impacted by a tight capacity environment with fewer drivers available to meet shipping demands, which has led to price increases charged to customers and an increase in the cost of purchased transportation. Results in 2021 were impacted by significant volume growth. Results of operations in the first half of 2020 were impacted by the outbreak of COVID-19 as shipping volumes decreased significantly from typical levels and negatively impacted the pricing environment. As such, our 2021 consolidated operating revenue increased $345.7 million, during the first half of 2021 compared to the same period in 2020.

The Company’s results reflect these revenue increases offset by increased purchased transportation expenses and variable expenses. Further material changes are provided below and, for salaries, wages and employee benefits, refer to the second quarter discussion above.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $49.8 million, primarily due to a $31.7 million increase in fuel expense, which was largely a result of higher fuel prices. Additional increases resulted from rising variable costs in line with rising volumes including facility maintenance, other operating expense, and other employee expenses.

Purchased transportation. Purchased transportation increased $148.1 million primarily due to significant rate increases and other factors noted above. These increases were noted in all our modes of purchased transportation and include a $52.6 million increase in over-the-road purchased transportation expense, a $38.6 million increase in rail purchased transportation expense, a $26.0 million increase in third-party costs due to the growth in customer-specific logistics solutions, and a $25.5 million increase from additional usage of local purchased transportation.

Gains on property disposals. Net losses on disposals of property were $1.3 million in 2021. Comparatively, net gains on disposals of property were $45.3 million in 2020 which was primarily the result of the sale of one real property.

Income tax. Our effective tax rate for the first half of 2021 and 2020 was (1.7%) and 19.4%, respectively. The most significant items impacting the 2021 rate for the first half were net state and foreign tax provisions. The most significant items impacting the 2020 rate were a benefit from the reversal of liability for an uncertain tax position resulting from statute expiration and a benefit recognized due to application of the exception to the rules regarding intraperiod tax allocation.  The Company had a full valuation allowance against our domestic net deferred tax assets as of the relevant reporting periods.

The table below summarizes the key revenue metrics for the first half of 2021 compared to the first half of 2020:

	First Half
	2021	2020	Percent Change(a)
Workdays	127.5	128.5

Operating ratio	100.0%	98.9%	(1.1 pp)

LTL picked up revenue (in millions)	$2,279.4	$1,979.3	15.2%
LTL tonnage (in thousands)	4,989	4,827	3.4%
LTL tonnage per workday (in thousands)	39.13	37.57	4.2%
LTL shipments (in thousands)	8,682	8,325	4.3%
LTL shipments per workday (in thousands)	68.10	64.79	5.1%
LTL picked up revenue per hundred weight	$22.84	$20.50	11.4%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$20.12	$18.37	9.5%
LTL picked up revenue per shipment	$263	$238	10.4%
LTL picked up revenue per shipment (excluding fuel surcharge)	$231	$213	8.6%
LTL weight per shipment (in pounds)	1,149	1,160	(0.9%)

Total picked up revenue (in millions)(b)	$2,503.9	$2,159.8	15.9%
Total tonnage (in thousands)	6,484	6,159	5.3%
Total tonnage per workday (in thousands)	50.85	47.93	6.1%
Total shipments (in thousands)	8,930	8,548	4.5%
Total shipments per workday (in thousands)	70.04	66.52	5.3%
Total picked up revenue per hundred weight	$19.31	$17.53	10.1%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$17.07	$15.77	8.3%
Total picked up revenue per shipment	$280	$253	11.0%
Total picked up revenue per shipment (excluding fuel surcharge)	$248	$227	9.1%
Total weight per shipment (in pounds)	1,452	1,441	0.8%

(in millions)	2021	2020
(b) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$2,511.5	$2,165.8
Change in revenue deferral and other	(7.6)	(6.0)
Total picked up revenue	$2,503.9	$2,159.8
(a)	Percent change based on unrounded figures and not the rounded figures presented.
(b)	Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue.

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

Adjusted EBITDA

The reconciliation of net loss to EBITDA and EBITDA to Adjusted EBITDA (defined in our TL Agreements as “Consolidated EBITDA”) for the second quarter of 2021 and 2020, first half of 2021 and 2020, and the trailing twelve months ended June 30, 2021 and 2020, is as follows:

	Second Quarter		First Half		Trailing Twelve Months Ended
(in millions)	2021	2020	2021	2020	June 30, 2021	June 30, 2020
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(9.4)	$(37.1)	$(72.7)	$(32.8)	$(93.4)	$(64.1)
Interest expense, net	37.6	40.2	73.4	68.4	140.6	124.0
Income tax expense (benefit)	0.1	(7.5)	1.2	(7.9)	(10.5)	(11.6)
Depreciation and amortization	35.0	34.2	68.3	69.9	133.3	143.8
EBITDA	63.3	29.8	70.2	97.6	170.0	192.1
Adjustments for TL Agreements:
(Gains) losses on property disposals, net	0.3	(6.0)	1.3	(45.3)	1.3	(54.4)
Non-cash reserve changes(a)	4.7	2.7	2.9	3.0	2.8	3.1
Letter of credit expense	2.1	1.6	4.2	3.2	8.3	6.5
Permitted dispositions and other	0.1	—	0.8	0.2	0.9	0.4
Equity-based compensation expense	0.6	1.2	2.7	3.2	4.2	6.1
Loss on extinguishment of debt	—	—	—	—	—	11.2
Non-union pension settlement charge	0.3	—	0.3	—	3.9	1.8
Other, net	0.9	2.1	1.9	0.5	4.9	1.3
Expense amounts subject to 10% threshold(b):
COVID-19	—	3.7	—	3.9	—	3.9
Other, net	8.3	2.8	12.9	5.7	24.5	11.1
Adjusted EBITDA prior to 10% threshold	80.6	37.9	97.2	72.0	220.8	183.1
Adjustments pursuant to TTM calculation(b)	2.3	—	(1.1)	—	(4.8)	—
Adjusted EBITDA	$82.9	$37.9	$96.1	$72.0	$216.0	$183.1

(a)	Non-cash reserve changes reflect the net non-cash reserve charge for union and nonunion vacation, with such non-cash reserve adjustment to be reduced by cash charges in a future period when paid.
(b)

Pursuant to the TL Agreements, Adjusted EBITDA limits certain adjustments in aggregate to 10% of the trailing-twelve-month ("TTM") Adjusted EBITDA, prior to the inclusion of amounts subject to the 10% threshold, for each period ending. Such adjustments include, but are not limited to, restructuring charges, integration costs, severance, and non-recurring charges. The limitation calculation is updated quarterly based on TTM Adjusted EBITDA, and any necessary adjustment resulting from this limitation, if applicable, will be presented here. The sum of the quarters may not necessarily equal TTM Adjusted EBITDA due to the expiration of adjustments from prior periods.

Financial Condition, Liquidity and Capital Resources

The following sections provide aggregated information regarding our financial condition, liquidity and capital resources. As of June 30, 2021 and December 31, 2020, our total debt was $1,523.7 million and $1,225.4 million, respectively.

Liquidity

Our principal sources of liquidity are cash and cash equivalents, any prospective net cash flow from operations and available borrowings under our ABL Facility. As of June 30, 2021, our cash and cash equivalents, exclusive of restricted amounts held in escrow was $372.1 million.

As of June 30, 2021, our maximum availability under our ABL Facility was $96.1 million, and our Managed Accessibility (as defined below) was $51.1 million. Maximum availability is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $353.9 million of outstanding letters of credit. Our “Managed Accessibility” represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured for the applicable period. If eligible receivables fall below the threshold management uses to measure availability, which is 10% of the borrowing line, the credit agreement governing the ABL Facility permits adjustments from eligible borrowing base cash to restricted cash prior to the compliance measurement date of July 15, 2021. As of June 30, 2021, our cash and cash equivalents and Managed Accessibility were $423.2 million.

For the December 31, 2020 borrowing base certificate, which was filed in January of 2021, we transferred $3.1 million of cash into restricted cash to maintain the 10% threshold, as permitted under the ABL Facility, which transfer effectively put our cash and cash equivalents and Managed Accessibility to $440.2 million as of that date.

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

Covenants

The Company had a requirement under the TL Agreements to maintain minimum Liquidity of $125.0 million, which was suspended on June 30, 2021 due to the Company’s Adjusted EBITDA for the trailing twelve-month (“TTM”) period exceeding $200.0 million. Beginning with the fiscal quarter ending December 31, 2021, the Company has a quarterly requirement to maintain a TTM Adjusted EBITDA of $100.0 million. This requirement increases for the fiscal quarter ending March 31, 2022 to a trailing twelve months adjusted EBITDA of $150.0 million and increases for the fiscal quarter ending June 30, 2022 to a TTM Adjusted EBITDA of $200.0 million. Management expects, based on actual and forecasted operating results, the Company will meet this covenant requirement for the period it becomes effective and the next twelve months.

Cash Flows

For the first half of 2021 and 2020:

	First Half
(in millions)	2021	2020
Net cash provided by (used in) operating activities	$(12.7)	$213.6
Net cash provided by (used in) investing activities	(345.6)	30.0
Net cash provided by (used in) financing activities	304.6	(32.6)

Operating Cash Flow

Cash used in operating activities was $12.7 million during the first half of 2021, compared to $213.6 million provided during the first half of 2020. The decrease in cash provided was primarily attributable to deferrals made in 2020 for various payments recorded as other operating liabilities related to wages, vacations, and employee benefits. These deferrals primarily consisted of $129.0 million of deferred health, welfare and pension payments that were paid in July 2020, and less significant deferrals related to equipment and facility rentals. Additionally, operating cash flows decreased due to a $39.9 million decrease in net loss.

Investing Cash Flow

Cash used in investing activities was $345.6 million during the first half of 2021 compared to $30.0 million of cash provided during the first half of 2020. The decrease of $375.6 million in cash was largely driven by an increase in cash outflows on revenue equipment acquisitions and by lower cash proceeds from the sale of real property. Cash used by investing cash flows for the second half of 2021 are anticipated to decrease from recent levels based upon planned capital expenditures.

Financing Cash Flow

Cash provided by financing activities for the first half of 2021 was $304.6 million compared to $32.6 million used during the first half of 2020. The increase in cash is primarily related to amounts drawn during the first half of 2021 on our UST Credit Agreement Tranche B.  The use of cash during the first half of 2020 related to repayments of our long-term debt with proceeds from the sale of real property.

Capital Expenditures

Our capital expenditures for the first half of 2021 and 2020 were $346.2 million and $24.1 million, respectively. These amounts were principally used to fund the purchase of new and used revenue equipment, to improve our technology infrastructure and to refurbish engines for our revenue equipment fleet.  The Company begins depreciation on revenue equipment upon placement into active service. Our activity related to new operating lease commitments for revenue equipment was nominal during the first half of 2021 due to the aforementioned purchases. The Company expects total capital expenditures during 2021 to be in the range of $480.0 million and $530.0 million.

Contractual Obligations and Other Commercial Commitments

Contractual Cash Obligations

The Company has completed a review of our material cash requirements to analyze and disclose material changes, if any, in those requirements between those expected cash outflows as of December 31, 2020, as detailed in the Form 2020 10-K, and those as of June 30, 2021. As a result, our material updates to cash outflows that we are contractually obligated to make include our increases in future principal and interest payment requirements that resulted from the additional UST Loan Tranche B borrowings, as discussed in Note 3, that are required to be used to fund the purchase of tractors and trailers, during the quarter ended June 30, 2021.

The following table summarizes our contractual cash obligations for operating leases as of June 30, 2021.

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating leases(a)	$305.8	$119.9	$113.7	$29.0	$43.2

(a)

Operating leases represent future payments under contractual lease arrangements primarily for revenue equipment, and includes obligations prior to lease commencement for property leases when applicable.

For all other changes in our cash requirements, for cash outflows that we are contractually obligated to make, they were considered by the Company and those changes are reasonably expected based upon our prior financial statement disclosures or in the ordinary course of business.

Other Commercial Commitments

The Company has completed a review of our other commercial commitments in order to analyze and disclose material changes, if any, in those commitments between those as of December 31, 2020, as detailed in the 2020 Form 10-K, and those as of June 30, 2021. As a result, the Company determined that there were no material changes to disclose.

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

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of June 30, 2021 and has concluded that our disclosure controls and procedures were effective as of June 30, 2021.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

10.1

Severance Agreement, dated April 23, 2021, between Thomas J. O’Connor and the Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, File No. 000-12255).

10.2

Severance Agreement, dated April 14, 2021, between Scott Ware and the Company (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, File No. 000-12255).

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

YELLOW CORPORATION

Date: August 4, 2021	/s/ Darren D. Hawkins
Darren D. Hawkins
Chief Executive Officer

Date: August 4, 2021	/s/ Daniel L. Olivier
Daniel L. Olivier
Interim Chief Financial Officer