Form 10-Q
period 2021-09-30
Yellow Corp
filed 2021-11-03
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2021
Common Stock, $0.01 par value per share	51,285,710 shares

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Yellow Corporation and Subsidiaries

(Amounts in millions except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$358.1	$439.3
Restricted amounts held in escrow	10.1	38.7
Accounts receivable, net	640.7	505.0
Prepaid expenses and other	64.2	46.8
Total current assets	1,073.1	1,029.8
Property and Equipment:
Cost	3,140.0	2,795.5
Less - accumulated depreciation	(2,030.7)	(2,031.3)
Net property and equipment	1,109.3	764.2
Deferred income taxes, net	1.9	0.9
Pension	61.1	63.2
Operating lease right-of-use assets	193.5	276.0
Other assets	23.9	51.7
Total Assets	$2,462.8	$2,185.8
Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable	$196.4	$160.7
Wages, vacations and employee benefits	250.2	214.6
Current operating lease liabilities	87.3	114.2
Claims and insurance accruals	112.5	108.2
Other accrued taxes	72.0	68.6
Other current and accrued liabilities	40.2	30.4
Current maturities of long-term debt	4.8	4.0
Total current liabilities	763.4	700.7
Other Liabilities:
Long-term debt, less current portion	1,543.6	1,221.4
Operating lease liabilities	115.5	172.6
Claims and other liabilities	346.5	314.4
Commitments and contingencies
Shareholders' Deficit:
Cumulative preferred stock, $1 par value per share	—	—
Common stock, $0.01 par value per share - authorized 95,000,000 shares, issued 50,876,000 and 50,192,000 shares, respectively	0.5	0.5
Capital surplus	2,387.0	2,383.6
Accumulated deficit	(2,430.3)	(2,365.9)
Accumulated other comprehensive loss	(170.7)	(148.8)
Treasury stock, at cost	(92.7)	(92.7)
Total shareholders' deficit	(306.2)	(223.3)
Total Liabilities and Shareholders' Deficit	$2,462.8	$2,185.8

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

Yellow Corporation and Subsidiaries

For the Three and Nine Months Ended September 30

(Amounts in millions except per share data, shares in thousands)

(Unaudited)

	Three Months		Nine Months
	2021	2020	2021	2020
Operating Revenue	$1,301.4	$1,183.4	$3,812.9	$3,349.2
Operating Expenses:
Salaries, wages and employee benefits	729.7	720.6	2,204.8	2,088.7
Fuel, operating expenses and supplies	216.1	175.4	636.6	546.1
Purchased transportation	200.3	177.1	610.6	439.3
Depreciation and amortization	37.8	32.5	106.1	102.4
Other operating expenses	68.9	58.4	205.5	175.2
(Gains) losses on property disposals, net	0.2	—	1.5	(45.3)
Total operating expenses	1,253.0	1,164.0	3,765.1	3,306.4
Operating Income	48.4	19.4	47.8	42.8
Nonoperating Expenses:
Interest expense	38.6	33.4	112.2	101.9
Non-union pension and postretirement expense (benefit)	1.7	(1.1)	(0.7)	(4.3)
Other, net	(0.2)	—	(0.5)	(1.2)
Nonoperating expenses, net	40.1	32.3	111.0	96.4
Income (loss) before income taxes	8.3	(12.9)	(63.2)	(53.6)
Income tax expense (benefit)	—	(10.9)	1.2	(18.8)
Net income (loss)	8.3	(2.0)	(64.4)	(34.8)
Other comprehensive income (loss), net of tax	(28.8)	98.0	(21.9)	102.5
Comprehensive Income (Loss)	$(20.5)	$96.0	$(86.3)	$67.7

Average Common Shares Outstanding - Basic	50,868	48,672	50,661	38,864
Average Common Shares Outstanding - Diluted	51,818	48,672	50,661	38,864

Earnings (Loss) Per Share - Basic	$0.16	$(0.04)	$(1.27)	$(0.90)
Earnings (Loss) Per Share - Diluted	$0.16	$(0.04)	$(1.27)	$(0.90)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

Yellow Corporation and Subsidiaries

For the Nine Months Ended September 30

(Amounts in millions)

(Unaudited)

	2021	2020
Operating Activities:
Net loss	$(64.4)	$(34.8)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	106.1	102.4
Lease amortization and accretion expense	103.4	122.7
Lease payments	(105.6)	(94.6)
Paid-in-kind interest	7.0	40.5
Debt-related amortization	17.2	11.8
Equity-based compensation and employee benefits expense	12.3	14.4
Non-union pension settlement charge	3.4	1.9
(Gains) losses on property disposals, net	1.5	(45.3)
Deferred income taxes, net	(1.0)	(11.1)
Other non-cash items, net	0.6	(0.2)
Changes in assets and liabilities, net:
Accounts receivable	(135.7)	(76.9)
Accounts payable	28.4	24.8
Other operating assets	(19.8)	(9.3)
Other operating liabilities	55.9	62.2
Net cash provided by (used in) operating activities	9.3	108.5
Investing Activities:
Acquisition of property and equipment	(442.9)	(41.4)
Proceeds from disposal of property and equipment	1.1	55.3
Net cash provided by (used in) investing activities	(441.8)	13.9
Financing Activities:
Issuance of long-term debt, net	325.2	245.0
Repayment of long-term debt	(1.8)	(29.1)
Debt issuance costs	(0.2)	(8.4)
Payments for tax withheld on equity-based compensation	(0.5)	(0.6)
Net cash provided by (used in) financing activities	322.7	206.9
Net Increase (Decrease) In Cash and Cash Equivalents and Restricted Amounts Held in Escrow	(109.8)	329.3
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, Beginning of Period	478.0	109.2
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, End of Period	$368.2	$438.5

Supplemental Cash Flow Information:
Interest paid	$(86.2)	$(47.2)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ DEFICIT

Yellow Corporation and Subsidiaries

For the Three and Nine Months ended September 30

(Amounts in millions)

(Unaudited)

	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2020	$—	$0.5	$2,383.6	$(2,365.9)	$(148.8)	$(92.7)	$(223.3)
Equity-based compensation	—	—	1.8	—	—	—	1.8
Net loss	—	—	—	(63.3)	—	—	(63.3)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.0	—	3.0
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation	—	—	—	—	0.7	—	0.7
Balances at March 31, 2021	$—	$0.5	$2,385.4	$(2,429.2)	$(145.2)	$(92.7)	$(281.2)
Equity-based compensation	—	—	0.9	—	—	—	0.9
Net loss	—	—	—	(9.4)	—	—	(9.4)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.0	—	3.0
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Settlement adjustment	—	—	—	—	0.3	—	0.3
Foreign currency translation	—	—	—	—	0.1	—	0.1
Balances at June 30, 2021	$—	$0.5	$2,386.3	$(2,438.6)	$(141.9)	$(92.7)	$(286.4)
Equity-based compensation	—	—	0.7	—	—	—	0.7
Net income	—	—	—	8.3	—	—	8.3
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.1	—	3.1
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Settlement adjustment	—	—	—	—	3.1	—	3.1
Net actuarial loss	—	—	—	—	(34.5)	—	(34.5)
Foreign currency translation	—	—	—	—	(0.4)	—	(0.4)
Balances at September 30, 2021	$—	$0.5	$2,387.0	$(2,430.3)	$(170.7)	$(92.7)	$(306.2)

	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2019	$—	$0.3	$2,332.9	$(2,312.4)	$(369.3)	$(92.7)	$(441.2)
Equity-based compensation	—	—	1.8	—	—	—	1.8
Net income	—	—	—	4.3	—	—	4.3
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.3	—	3.3
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation	—	—	—	—	(1.9)	—	(1.9)
Balances at March 31, 2020	$—	$0.3	$2,334.7	$(2,308.1)	$(368.0)	$(92.7)	$(433.8)
Equity-based compensation	—	—	0.8	—	—	—	0.8
Net loss	—	—	—	(37.1)	—	—	(37.1)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	2.4	—	2.4
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation	—	—	—	—	0.9	—	0.9
Balances at June 30, 2020	$—	$0.3	$2,335.5	$(2,345.2)	$(364.8)	$(92.7)	$(466.9)
Equity-based compensation	—	—	1.1	—	—	—	1.1
Equity issuance - UST commitment fee	—	0.2	46.5	—	—	—	46.7
Net loss	—	—	—	(2.0)	—	—	(2.0)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	4.0	—	4.0
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Settlement adjustment	—	—	—	—	1.4	—	1.4
Net actuarial gain	—	—	—	—	92.1	—	92.1
Foreign currency translation	—	—	—	—	0.6	—	0.6
Balances at September 30, 2020	$—	$0.5	$2,383.1	$(2,347.2)	$(266.8)	$(92.7)	$(323.1)

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

As of September 30, 2021, approximately 80% of our labor force is subject to collective bargaining agreements, which predominantly expire on March 31, 2024.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Yellow Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We report on a calendar year basis. The quarters of Holland consist of thirteen weeks that end on a Saturday either before or after the end of March, June and September. All other companies’ quarters end on the natural calendar quarter end. Prior to the quarter ended September 30, 2021, the interim quarters of Reddaway consisted of thirteen weeks similar to Holland. Reddaway now reports their quarters similar to all of our other companies.

All normal recurring adjustments necessary for a fair presentation of the consolidated financial statements for the interim periods included herein have been made. These unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and the applicable rules and regulations. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“the 2020 Form 10-K”). Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2021 or other reporting periods.

Reclassifications

Certain immaterial reclassifications have been made to prior year’s balances to conform with current year presentation.

Disaggregation of Revenue

The Company’s revenue is summarized below with LTL shipments defined as shipments less than 10,000 pounds that move in our network:

	Three Months		Nine Months
(in millions)	2021	2020	2021	2020
LTL revenue	$1,170.5	$1,073.0	$3,436.8	$3,044.2
Other revenue	130.9	110.4	376.1	305.0
Total revenue	$1,301.4	$1,183.4	$3,812.9	$3,349.2

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

3. Debt and Financing

Our outstanding debt as of September 30, 2021, consisted of the following:

(in millions)	Par Value	Discount	Commitment Fee	Debt Issuance Costs	Book Value		Effective Interest Rate
Term Loan (a)	$612.5	$(16.5)	$—	$(7.3)	$588.7	(b)	9.5%
ABL Facility	—	—	—	—	—		N/A
UST Loan Tranche A(a)	309.0	—	(14.1)	(3.7)	291.2	(c)	6.4%
UST Loan Tranche B	400.0	—	(18.9)	(4.9)	376.2	(c)	6.5%
Secured Second A&R CDA	24.1	—	—	—	24.1		7.7%
Unsecured Second A&R CDA	43.9	—	—	(0.1)	43.8		7.7%
Lease financing obligations	224.6	—	—	(0.2)	224.4	(d)	17.4%
Total debt	$1,614.1	$(16.5)	$(33.0)	$(16.2)	$1,548.4
Current maturities of Unsecured Second A&R CDA	(1.4)	—	—	—	(1.4)
Current maturities of lease financing obligations	(3.4)	—	—	—	(3.4)
Long-term debt	$1,609.3	$(16.5)	$(33.0)	$(16.2)	$1,543.6

(a) The Par Value and the Book Value both reflect the accumulated cash funds that have been drawn, plus the accumulated paid-in-kind interest.

(b) Variable interest rate based on the Eurodollar rate, which is currently determined by the 1, 3 or 6-month USD LIBOR, with a floor of 1.0%, plus a fixed margin of 7.5%.

(c) Variable interest rate based on the Eurodollar rate, which is currently determined by the 1, 2, 3 or 6-month USD LIBOR, with a floor of 1.0%, plus a fixed margin of 3.5%.

(d) Interest rate for lease financing obligations is derived from the difference between total rent payment and calculated principal amortization over the life of lease agreements.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt for the next five years are as follows:

(in millions)	Principal Maturity Amount
2021 - remaining portion	$2.0
2022	70.2
2023	4.5
2024	1,323.5
2025	-
Thereafter	213.9
Total	$1,614.1

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities, are summarized as follows:

	September 30, 2021		December 31, 2020
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Term Loan	$588.7	$612.5	$582.7	$611.0
UST Loans	667.4	627.3	349.2	322.0
Second A&R CDA	67.9	68.0	67.8	67.8
Lease financing obligations	224.4	224.1	225.7	225.8
Total debt	$1,548.4	$1,531.9	$1,225.4	$1,226.6

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

4. Leases

Leases (in millions)	September 30, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	$193.5	$276.0
Liabilities
Current operating lease liabilities	$87.3	$114.2
Noncurrent operating lease liabilities	115.5	172.6
Total lease liabilities	$202.8	$286.8

	Three Months		Nine Months
Lease Cost (in millions)	2021	2020	2021	2020
Operating lease cost(a)	$32.3	$39.2	$103.4	$122.7
Short-term cost(b)	6.3	5.4	25.5	9.5
Variable lease cost(b)	2.5	2.9	7.6	7.1
Total lease cost	$41.1	$47.5	$136.5	$139.3
(a)
Operating lease cost represents non-cash amortization of ROU assets and accretion of the discounted lease liabilities and is segregated on the statements of consolidated cash flows.
(b)
These operating expenses are classified and recorded primarily within purchased transportation.

Remaining Maturities of Lease Liabilities (in millions)	Operating Leases
2021 - remaining portion	$30.8
2022	95.0
2023	54.6
2024	24.4
2025	12.3
After 2025	27.9
Total lease payments	$245.0
Less: imputed interest	42.2
Present value of lease liabilities	$202.8

Lease Term and Discount Rate (years and percent)	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate
Operating leases	3.2	11.8%

	Three Months		Nine Months
Other Information (in millions)	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$30.6	$38.8	$105.1	$94.3
Leased assets obtained in exchange for new operating lease liabilities	$3.6	$3.3	$4.5	$13.3

5. Employee Benefits

Qualified and Nonqualified Defined Benefit Pension Plans

The following table presents the components of our Company-sponsored pension plans:

	Three Months		Nine Months
(in millions)	2021	2020	2021	2020
Interest cost	$7.7	$9.1	$23.0	$28.3
Expected return on plan assets	(12.0)	(15.5)	(36.0)	(45.3)
Amortization of prior service credit	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of prior net pension loss	3.0	3.5	9.1	11.0
Settlement adjustment	3.1	1.9	3.4	1.9
Total net periodic pension expense (benefit)	$1.7	$(1.1)	$(0.8)	$(4.4)

For the three and nine months ended September 30, 2021, net periodic pension expense included non-union pension settlement charges of $3.1 million and $3.4 million, respectively. The $3.1 million pension settlement charge for the Yellow Corporation

Pension Plan (the "Yellow Plan") was triggered due to the amount of lump sum benefit payments distributed from plan assets in 2021. The lump sum benefit payments reduce pension obligations and are funded from existing pension plan assets and therefore do not impact the Company’s cash balance. As a result of this settlement, the Company was required to measure the Yellow Plan as of July 31, 2021.

Plan assets specific to the Yellow Plan decreased by $46.0 million as a result of smaller than expected return on plan assets held in a master trust over our three pension plans. Plan liabilities decreased by $15.1 million largely due to increasing discount rates. The net impact of the remeasurement yielded a decline in the funded status of the Yellow Plan from a net asset of $5.6 million as of December 31, 2020 to a net liability of $23.8 million as of September 30, 2021.

The other two plans held in the same master trust, the Roadway LLC Pension Plan and the YRC Retirement Pension Plan, have not been remeasured as they did not trigger a similar settlement charge and will be remeasured on December 31, 2021.

6. Earnings (Loss) Per Share

We calculate basic earnings (loss) per share by dividing our net income (loss) available to common shareholders by our basic weighted-average shares outstanding. The calculation for diluted earnings (loss) per share adjusts the weighted average shares outstanding for our dilutive unvested shares and stock units using the treasury stock method. Our calculations for basic and dilutive earnings (loss) per share for three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months		Nine Months
(dollars in millions, except per share data; shares and stock units in thousands)	2021	2020	2021	2020
Basic and dilutive net income (loss) available to common shareholders	$8.3	$(2.0)	$(64.4)	$(34.8)

Basic weighted average shares outstanding	50,868	48,672	50,661	38,864
Effect of dilutive securities:
Unvested shares and stock units(a)	950	—	—	—
Dilutive weighted average shares outstanding	$51,818	$48,672	$50,661	$38,864
Basic earnings (loss) per share(b)	$0.16	$(0.04)	$(1.27)	$(0.90)
Diluted earnings (loss) per share(b)	$0.16	$(0.04)	$(1.27)	$(0.90)
(a)
Includes unvested shares of Common Stock, unvested stock units and vested stock units for which the underlying Common Stock has not been distributed.
(b)
Earnings (loss) per share is based on unrounded figures and not the rounded figures presented.

Given our net losses incurred during the nine months ended September 30, 2021 and 2020 and the three months ended September 30, 2020, we do not report dilutive securities for these periods. At September 30, 2021 and 2020, our anti-dilutive unvested shares, options, and stock units were approximately 180,000 and 125,000, respectively.

7. Commitments, Contingencies and Uncertainties

Department of Defense Complaints

In December 2018, the United States on behalf of the United States Department of Defense filed a complaint in Intervention against the Company (and two other defendants) in the U.S. District Court for the Western District of New York captioned United States ex rel. James Hannum v. YRC Freight, Inc.; Roadway Express, Inc.; and Yellow Transportation, Inc., Civil Action No. 08-0811(A). The complaint alleges that the Company violated the False Claims Act by overcharging the Department of Defense for freight carrier services by failing to comply with the contractual terms of freight contracts between the Department of Defense and the Company and related government procurement rules. The complaint also alleges claims for unjust enrichment and breach of contract. Under the False Claims Act, the complaint seeks treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts. The remaining common causes of action seek an undetermined amount for an alleged breach of contract or alternatively causes constituting unjust enrichment or a payment by mistake. The Company has moved to dismiss the case, and the court heard oral arguments on the motion on August 12, 2019. On July 17, 2020, the Magistrate Judge to whom the case had been referred issued a Report and Recommendation recommending that the District Judge grant the Company’s motion to dismiss in part with respect to one claim and deny it in all other respects. On May 10, 2021, the District Court entered a Decision and Order adopting Magistrate Judge’s Report and Recommendation and Decision and Order. The District Court granted two stays of the case for sixty days to allow parties time to discuss a potential resolution in this action, however the stay has been lifted and the defendants filed their answer and affirmative defenses immediately thereafter. The parties continue to discuss resolution of the matter while it moves forward. Management believes the Company has meritorious defenses against the remaining counts and intends to vigorously defend this action. We are unable to estimate the possible loss, or range of possible loss, associated with these claims at this time.

Class Action Securities Complaint

In January 2019, a purported class action lawsuit captioned Christina Lewis v. YRC Worldwide Inc., et al., Case No. 1:19-cv-00001, was filed in the U.S. District Court for the Northern District of New York against the Company and certain of our current and former officers. The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between March 10, 2014 and December 14, 2018. The complaint generally alleged that the defendants had violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements relating to the Company’s freight billing practices as alleged in the Department of Defense complaint described above. The action included claims for damages, including interest, and an award of reasonable costs and attorneys’ fees. The co-lead plaintiffs filed an amended complaint on June 14, 2019, and the defendants moved to dismiss it on July 15, 2019. On March 27, 2020, the court granted defendants’ motion to dismiss in its entirety and entered judgment closing the case. The co-lead plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit on April 27, 2020. After the appeal was fully briefed, the parties engaged in mediation and reached an agreement in principle to settle the matter for $2.1 million, subject to certain conditions, including execution of a definitive settlement agreement and court approval. On February 10, 2021, the Second Circuit granted the parties’ joint motion to stay the appeal and remand the case to the District Court. On April 12, 2021, the parties executed the definitive settlement documents and then presented them to the District Court. The court approved the proposed settlement and entered a final judgment on September 9, 2021.

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

8. Related Party Transactions

Under the applicable accounting standards the Company is deemed a related party with the United States federal government as a result of the UST Credit Agreements and the associated issuance of approximately 16 million shares of common stock to the UST in July 2020. In the ordinary course of business, the Company has continued to regularly transact with various authorities associated with the United States federal government (the “U.S. government”) and to also operate in an industry subject to various U.S. government regulations. These transactions and regulatory oversight relationships include the Company providing a full range of transportation services to various U.S. government entities and the Company being subject to certain applicable U.S. government regulations such as those of the U.S. Departments of Transportation and Homeland Security, as examples.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this report. This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include those preceded by, followed by or characterized by words such as “will,” “expect,” “intend,” “anticipate,” “believe,” “could,” “should,” “may,” “project,” “forecast,” “propose,” “plan,” “designed,” “estimate,” “enable” and similar expressions which speak only as of the date the statement was made. Forward-looking statements are inherently uncertain, are based upon current beliefs, assumptions and expectations of Company management and current market conditions, and are subject to significant business, economic, competitive, regulatory and other risks, uncertainties and contingencies, known and unknown, many of which are beyond our control. Readers are cautioned not to place undue reliance on any forward-looking statements. Our future financial condition and results could differ materially from those predicted in such forward-looking statements because of a number of business, financial and liquidity, and common stock related factors, including (without limitation):

•
The impact of compliance with Executive Order 14042 and any Federal Occupational Safety and Health Administration requirements, each as applicable, regarding mandatory COVID-19 vaccinations and testing of non-vaccinated employees, respectively;
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

Consolidated Results of Operations: an analysis of our consolidated results of operations for the three and nine months ended September 30, 2021 and 2020.

Certain Non-GAAP Financial Measures: presentation and an analysis of selected non-GAAP financial measures for the three and nine months ended September 30, 2021 and 2020 and trailing-twelve-months ended September 30, 2021 and 2020.

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
o
Adjusted EBITDA: a non-GAAP measure that reflects EBITDA, and further adjusts for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring charges, transaction costs related to issuances of debt, non-recurring consulting fees, non-cash impairment charges and the gains or losses from permitted dispositions, discontinued operations, and certain non-cash expenses, charges and losses (provided that if any of such non-cash expenses, charges or losses represents an accrual or reserve for potential cash items in any future period, the cash payment in respect thereof in such future period will be subtracted from Consolidated EBITDA in such future period to the extent paid). All references to “Adjusted EBITDA” throughout this section and the rest of this report refer to “Adjusted EBITDA” calculated under our UST Credit Agreements and the Term Loan Agreement (collectively, the “TL Agreements”) (defined therein as “Consolidated EBITDA”) unless otherwise specified. Consolidated EBITDA is also a defined term in our ABL Facility and the definition there aligns with the prior definition of Consolidated EBITDA under the Prior Term Loan Agreement. Adjusted EBITDA is used for internal management purposes as a financial measure that reflects our core operating performance, to measure compliance with financial covenants in our TL Agreements and to determine certain management and employee bonus compensation.

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

Business Strategy Overview and Update

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

Capital investment remains a top priority for us. Our UST Credit Agreements have enabled us to significantly increase the amount of capital we are able to invest in revenue equipment to improve the age of our fleet as there is an immediate return in improved fuel miles per gallon and expected reduced vehicle maintenance expense. To properly execute on our transformation plan, we are committed to continued investing in technology in order to enhance the customer experience and improve our operational flexibilities. We expect to spend between $480 million and $530 million on capital investments during 2021. During the third quarter ended September 30, 2021 we migrated Reddaway to the common technology platform that is now shared with YRC Freight and New Penn. We intend to move Holland to the common technology platform near December 31, 2021.

Consolidated Results of Operations

The table below provides summary consolidated financial information for the third quarter and first three quarters of 2021 and 2020:

	Third Quarter				First Three Quarters
	2021		2020		2021		2020		Percentage Change in Dollar Amounts
(Amounts in millions)	$	%	$	%	$	%	$	%	Third Quarter %	First Three Quarters %
Operating Revenue	$1,301.4	100.0	$1,183.4	100.0	$3,812.9	100.0	$3,349.2	100.0	10.0	13.8
Operating Expenses:
Salaries, wages and employee benefits	729.7	56.1	720.6	60.9	2,204.8	57.8	2,088.7	62.4	1.3	5.6
Fuel, operating expenses and supplies	216.1	16.6	175.4	14.8	636.6	16.7	546.1	16.3	23.2	16.6
Purchased transportation	200.3	15.4	177.1	15.0	610.6	16.0	439.3	13.1	13.1	39.0
Depreciation and amortization	37.8	2.9	32.5	2.7	106.1	2.8	102.4	3.1	16.3	3.6
Other operating expenses	68.9	5.3	58.4	4.9	205.5	5.4	175.2	5.2	18.0	17.3
(Gains) losses on property disposals, net	0.2	0.0	—	-	1.5	0.0	(45.3)	(1.4)	NM*	NM*
Total operating expenses	1,253.0	96.3	1,164.0	98.4	3,765.1	98.7	3,306.4	98.7	7.6	13.9
Operating Income	48.4	3.7	19.4	1.6	47.8	1.3	42.8	1.3	149.5	11.7
Nonoperating Expenses:
Nonoperating expenses, net	40.1	3.1	32.3	2.7	111.0	2.9	96.4	2.9	24.1	15.1
Income (loss) before income taxes	8.3	0.6	(12.9)	(1.1)	(63.2)	(1.7)	(53.6)	(1.6)	NM*	NM*
Income tax expense (benefit)	—	-	(10.9)	(0.9)	1.2	0.0	(18.8)	(0.6)	NM*	NM*
Net Income (loss)	$8.3	0.6	$(2.0)	(0.2)	$(64.4)	(1.7)	$(34.8)	(1.0)	NM*	NM*

*Not meaningful

Third Quarter of 2021 Compared to the Third Quarter of 2020

The industry is currently in a tight capacity environment with fewer drivers available to meet shipping demands, which has led to price increases charged to customers and an increase in the cost of purchased transportation. The Company’s yield growth, including fuel surcharge, produced a consolidated operating revenue increase of $118.0 million compared to the third quarter of 2020 with an internal focus of retaining the optimal freight mix relative to human capital availability throughout the third quarter of 2021. Partially offsetting the positive yield growth, the Company experienced shipping volume decreases compared to the third quarter of 2020. Further, the results of operations in the third quarter of 2020 were impacted by the outbreak of COVID-19 as shipping volumes decreased from typical levels in certain markets and negatively impacted the pricing environment.

The Company’s results reflect these revenue increases offset by increased purchased transportation expenses, fuel expense and variable expenses including salaries, wages and benefits. Further material changes are provided below.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $9.1 million primarily due to contractual wage rate increases. Additionally, in response to volume declines in the third quarter of 2020, the Company reduced variable expenses including labor through furloughs and reduced headcount.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $40.7 million primarily due to a $23.1 million increase in fuel expense, which was largely a result higher fuel prices. Additional increases resulted from higher usage of professional services and our rebranding initiative.

Purchased transportation. Purchased transportation increased $23.2 million primarily due to significant rate increases and other factors noted above. These increases were noted in most of our modes of purchased transportation and include an $11.3 million increase in third-party costs due to the growth in customer-specific logistics solutions, a $9.0 million increase in over-the-road purchased transportation expense and an $8.0 million increase in rail purchased transportation expense. These increases were partially offset by a decrease in vehicle rentals and usage of local purchased transportation.

Other operating expenses. Other operating expenses increased $10.5 million primarily due to a $7.2 million increase in third-party liability claims expense mostly due to unfavorable development of prior year claims and a $4.2 million increase in cargo claims.

Income tax. Our effective tax rate for the third quarter of 2021 and 2020 was 0.0% and 83.8%, respectively. There are no significant items impacting the 2021 rate. The most significant item impacting the 2020 rate was a benefit recognized due to application of the exception to the rules regarding intraperiod tax allocation. Due to an accounting standard change that was effective for the Company on January 1, 2021 this exception to the rules regarding intraperiod tax allocation is not applicable to the 2021 rate. The Company had a full valuation allowance against our domestic net deferred tax assets as of the relevant reporting periods.

The table below summarizes the key revenue metrics for the third quarter of 2021 compared to the third quarter of 2020:

	Third Quarter
	2021	2020	Percent Change(a)
Workdays	63.5	64.0

Operating ratio	96.3%	98.4%	2.1 pp

LTL picked up revenue (in millions)	$1,167.0	$1,076.1	8.4%
LTL tonnage (in thousands)	2,323	2,584	(10.1%)
LTL tonnage per workday (in thousands)	36.58	40.38	(9.4%)
LTL shipments (in thousands)	4,141	4,480	(7.6%)
LTL shipments per workday (in thousands)	65.22	70.00	(6.8%)
LTL picked up revenue per hundred weight	$25.12	$20.82	20.7%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$21.84	$18.90	15.6%
LTL picked up revenue per shipment	$282	$240	17.3%
LTL picked up revenue per shipment (excluding fuel surcharge)	$245	$218	12.4%
LTL weight per shipment (in pounds)	1,122	1,154	(2.8%)

Total picked up revenue (in millions)(b)	$1,283.2	$1,179.1	8.8%
Total tonnage (in thousands)	3,045	3,295	(7.6%)
Total tonnage per workday (in thousands)	47.96	51.49	(6.9%)
Total shipments (in thousands)	4,257	4,609	(7.6%)
Total shipments per workday (in thousands)	67.05	72.02	(6.9%)
Total picked up revenue per hundred weight	$21.07	$17.89	17.8%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$18.40	$16.29	13.0%
Total picked up revenue per shipment	$301	$256	17.8%
Total picked up revenue per shipment (excluding fuel surcharge)	$263	$233	13.0%
Total weight per shipment (in pounds)	1,431	1,430	0.1%

(in millions)	2021	2020
(b) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,301.4	$1,183.4
Change in revenue deferral and other	(18.2)	(4.3)
Total picked up revenue	$1,283.2	$1,179.1
(a)
Percent change based on unrounded figures and not the rounded figures presented.
(b)
Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue.

First Three Quarters of 2021 Compared to the First Three Quarters of 2020

Consistent with the third quarter of 2021, the results of operations in the first three quarters of 2021 were impacted by a tight capacity environment with fewer drivers available to meet shipping demands. This has contributed to price increases charged to customers and an increase in the cost of purchased transportation. Results in 2021 were impacted by significant yield growth on relatively similar shipping volume levels compared to the same period in 2020. The first three quarters of 2020 were impacted by the outbreak of COVID-19 as shipping volumes decreased significantly from typical levels and negatively impacted the pricing environment. As such, our 2021 consolidated operating revenue increased $463.7 million during first three quarters of 2021 compared to the same period in 2020.

The Company’s results reflect these revenue increases offset by increased purchased transportation expenses and variable expenses including salaries, wages and benefits. Further material changes are provided below.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $116.1 million primarily due to increased volumes and contractual wage rate increases. Additionally, in response to volume declines in the third quarter of 2020, the Company reduced variable expenses including labor through furloughs and reduced headcount.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $90.5 million, primarily due to a $54.7 million increase in fuel expense, which was largely a result of higher fuel prices. Additional increases resulted from costs related to our rebranding initiative and certain variable costs, which during the first three quarters of 2020 were managed through cost reduction efforts, including facility maintenance, professional services, and other employee expenses.

Purchased transportation. Purchased transportation increased $171.3 million primarily due to significant rate increases and other factors noted above. These increases were noted in all our modes of purchased transportation and include a $61.5 million increase in over-the-road purchased transportation expense, a $46.6 million increase in rail purchased transportation expense, a $37.3 million increase in third-party costs due to the growth in customer-specific logistics solutions, and a $23.4 million increase from additional usage of local purchased transportation.

Other operating expenses. Other operating expenses increased $30.3 million primarily due to a $20.6 million increase in third-party liability claims expense primarily due to unfavorable development of prior year claims and an $8.5 million increase in cargo claims.

Gains on property disposals. Net losses on disposals of property were $1.5 million in 2021. Comparatively, net gains on disposals of property were $45.3 million in 2020, which was primarily the result of the sale of one real property.

Income tax. Our effective tax rate for the first three quarters of 2021 and 2020 was (1.9%) and 35.1%, respectively. The most significant items impacting the 2021 rate for the first three quarters were net state and foreign tax provisions. The most significant items impacting the 2020 rate were primarily a benefit recognized due to application of the exception to the rules regarding intraperiod tax allocation and, to a lesser extent, a benefit from the reversal of liability for an uncertain tax position resulting from statute expiration. Due to an accounting standard change that was effective for the Company on January 1, 2021 this exception to the rules regarding intraperiod tax allocation is not applicable to the 2021 rate. The Company had a full valuation allowance against our domestic net deferred tax assets as of the relevant reporting periods.

The table below summarizes the key revenue metrics for the first three quarters of 2021 compared to the first three quarters of 2020:

	First Three Quarters
	2021	2020	Percent Change(a)
Workdays	191.0	192.5

Operating ratio	98.7%	98.7%	0.0 pp

LTL picked up revenue (in millions)	$3,446.4	$3,055.5	12.8%
LTL tonnage (in thousands)	7,312	7,412	(1.3%)
LTL tonnage per workday (in thousands)	38.28	38.50	(0.6%)
LTL shipments (in thousands)	12,824	12,806	0.1%
LTL shipments per workday (in thousands)	67.14	66.52	0.9%
LTL picked up revenue per hundred weight	$23.57	$20.61	14.3%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$20.67	$18.55	11.4%
LTL picked up revenue per shipment	$269	$239	12.6%
LTL picked up revenue per shipment (excluding fuel surcharge)	$236	$215	9.7%
LTL weight per shipment (in pounds)	1,140	1,158	(1.5%)

Total picked up revenue (in millions)(b)	$3,787.1	$3,338.9	13.4%
Total tonnage (in thousands)	9,529	9,454	0.8%
Total tonnage per workday (in thousands)	49.89	49.11	1.6%
Total shipments (in thousands)	13,188	13,158	0.2%
Total shipments per workday (in thousands)	69.05	68.35	1.0%
Total picked up revenue per hundred weight	$19.87	$17.66	12.5%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$17.50	$15.95	9.7%
Total picked up revenue per shipment	$287	$254	13.2%
Total picked up revenue per shipment (excluding fuel surcharge)	$253	$229	10.3%
Total weight per shipment (in pounds)	1,445	1,437	0.6%

(in millions)	2021	2020
(b) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$3,812.9	$3,349.2
Change in revenue deferral and other	(25.8)	(10.3)
Total picked up revenue	$3,787.1	$3,338.9
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

Adjusted EBITDA

The reconciliation of net loss to EBITDA and EBITDA to Adjusted EBITDA (defined in our TL Agreements as “Consolidated EBITDA”) for the third quarter of 2021 and 2020, first three quarters of 2021 and 2020, and the trailing twelve months ended September 30, 2021 and 2020, is as follows:

	Third Quarter		First Three Quarters		Trailing-Twelve-Months Ended
(in millions)	2021	2020	2021	2020	September 30, 2021	September 30, 2020
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$8.3	$(2.0)	$(64.4)	$(34.8)	$(83.1)	$(50.1)
Interest expense, net	38.5	33.4	111.9	101.8	145.7	129.7
Income tax expense (benefit)	—	(10.9)	1.2	(18.8)	0.4	(22.0)
Depreciation and amortization	37.8	32.5	106.1	102.4	138.6	139.1
EBITDA	84.6	53.0	154.8	150.6	201.6	196.7
Adjustments for TL Agreements:
(Gains) losses on property disposals, net	0.2	—	1.5	(45.3)	1.5	(55.4)
Non-cash reserve changes(a)	(2.7)	—	0.2	3.0	0.1	5.1
Letter of credit expense	2.1	2.0	6.3	5.2	8.4	6.9
Permitted dispositions and other	—	0.3	0.8	0.5	0.6	0.6
Equity-based compensation expense	0.8	1.1	3.5	4.3	3.9	5.4
Non-union pension settlement charge	3.1	1.9	3.4	1.9	5.1	2.0
Other, net	0.8	1.0	2.7	1.5	4.7	2.1
Expense amounts subject to 10% threshold(b):
COVID-19	—	—	—	3.9	—	3.9
Other, net	6.7	3.1	19.6	8.8	28.1	12.9
Adjusted EBITDA prior to 10% threshold	95.6	62.4	192.8	134.4	254.0	180.2
Adjustments pursuant to TTM calculation(b)	(1.2)	(0.4)	(2.3)	(0.4)	(5.6)	(0.4)
Adjusted EBITDA	$94.4	$62.0	$190.5	$134.0	$248.4	$179.8

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

Financial Condition, Liquidity and Capital Resources

The following sections provide aggregated information regarding our financial condition, liquidity and capital resources. As of September 30, 2021 and December 31, 2020, our total debt was $1,548.4 million and $1,225.4 million, respectively.

Liquidity

Our principal sources of liquidity are cash and cash equivalents, any prospective net cash flow from operations and available borrowings under our ABL Facility. As of September 30, 2021, our cash and cash equivalents, exclusive of restricted amounts held in escrow, was $358.1 million.

As of September 30, 2021, our maximum availability under our ABL Facility was $96.1 million, and our Managed Accessibility (as defined below) was $51.1 million. Maximum availability is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $353.9 million of outstanding letters of credit. Our “Managed Accessibility” represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured for the applicable period. If eligible receivables fall below the threshold management uses to measure availability, which is 10% of the borrowing line, the credit agreement governing the ABL Facility permits adjustments from eligible borrowing base cash to restricted cash prior to the compliance measurement date of October 15, 2021. As of September 30, 2021, our cash and cash equivalents and Managed Accessibility was $409.2 million.

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

Covenants

Beginning at December 31, 2021, the Company has a quarterly requirement to maintain a trailing-twelve-month ("TTM") Adjusted EBITDA of $100.0 million. This requirement increases beginning March 31, 2022 to a TTM Adjusted EBITDA of $150.0 million and increases at June 30, 2022, and thereafter, to a TTM Adjusted EBITDA of $200.0 million. Management expects, based on actual and forecasted operating results, the Company will meet this covenant requirement for the period it becomes effective and the next twelve months.

Cash Flows

For the first three quarters of 2021 and 2020:

	First Three Quarters
(in millions)	2021	2020
Net cash provided by (used in) operating activities	$9.3	$108.5
Net cash provided by (used in) investing activities	(441.8)	13.9
Net cash provided by (used in) financing activities	322.7	206.9

Operating Cash Flow

Cash provided by operating activities was $9.3 million during the first three quarters of 2021, compared to $108.5 million provided during the first three quarters of 2020. The decrease in cash provided was primarily attributable to $58.8 million in changes to accounts receivables due to positive yield growth, as discussed in our Consolidated Results of Operations, and the timing of collections. Additionally, operating cash flows decreased due to a $29.6 million decrease in net loss.

Investing Cash Flow

Cash used in investing activities was $441.8 million during the first three quarters of 2021 compared to $13.9 million of cash provided during the first three quarters of 2020. The decrease of $455.7 million in cash was largely driven by an increase in cash outflows on revenue equipment acquisitions and by lower cash proceeds from the sale of real property. Cash used by investing cash flows for the last quarter of 2021 are anticipated to decline from recent levels based upon planned capital expenditures.

Financing Cash Flow

Cash provided by financing activities for the first three quarters of 2021 was $322.7 million compared to $206.9 million provided during the first three quarters of 2020. The increase in cash is primarily related to amounts drawn during the first three quarters of 2021 and 2020 on our UST Credit Agreements.

Capital Expenditures

Our capital expenditures for the first three quarters of 2021 and 2020 were $442.9 million and $41.4 million, respectively. These amounts were principally used to fund the purchase of new and used revenue equipment, to improve our technology infrastructure and to refurbish engines for our revenue equipment fleet. At September 30, 2021, the Company has fully utilized amounts drawn on the UST Loan Tranche B. The Company begins depreciation on revenue equipment upon placement into active service. Our activity related to new operating lease commitments for revenue equipment was nominal during the first three quarters of 2021 due to the aforementioned purchases. The Company expects total capital expenditures during 2021 to be between $480.0 million and $530.0 million.

Contractual Obligations and Other Commercial Commitments

Contractual Cash Obligations

The Company has completed a review of our material cash requirements to analyze and disclose material changes, if any, in those requirements between those expected cash outflows as of December 31, 2020, as detailed in the Form 2020 10-K, and those as of September 30, 2021.

Our material updates to cash outflows that we are contractually obligated to make now include future principal and interest payments resulting from the additional UST Loan Tranche B borrowings, as disclosed in Note 3. Those specific borrowings were required to be used to fund the purchase of tractors and trailers and such purchases were completed during the quarter ended September 30, 2021.

In addition, as of September 30, 2021 we are contractually obligated to make other capital expenditures of approximately $38.8 million, primarily for revenue equipment and information technology equipment obligations.

The following table summarizes our contractual cash obligations for operating leases as of September 30, 2021.

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating leases(a)	$271.5	$105.8	$97.6	$27.2	$40.9

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

Other Commercial Commitments

The Company has completed a review of our other commercial commitments in order to analyze and disclose material changes, if any, in those commitments between those as of December 31, 2020, as detailed in the 2020 Form 10-K, and those as of September 30, 2021. As a result, the Company determined that there were no material changes to disclose.

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

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of September 30, 2021 and has concluded that our disclosure controls and procedures were effective as of September 30, 2021.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” note to our consolidated financial statements included with this quarterly report on Form 10-Q, and that discussion is incorporated by reference herein.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and as discussed in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

In response to the COVID-19 pandemic, federal, state, and local agencies have issued laws, regulations, and orders regarding vaccinations that could materially adversely affect the Company's operations.

On September 9, 2021, the President of the United States issued Executive Order (EO) 14042, requiring that employees of federal contractors and subcontractors be fully vaccinated against COVID-19 by December 8, 2021. We do business with many departments and agencies of the federal government and are currently evaluating whether and to what extent the EO applies to us. If we determine that the EO applies to us, we may be required to mandate COVID-19 vaccines for our covered employees. The President of the United States also directed the Federal Occupational Safety and Health Administration (Fed-OSHA) to issue Emergency Temporary Standards (ETS) that will direct large employers (those with 100+ employees) to implement a COVID-19 vaccination or regular testing requirement for their employees. Fed-OSHA has not yet issued the ETS, so we are not yet able to determine what the ETS will require or how they might affect our business and operations. If applicable, we expect that the EO mandate will likely exacerbate the industry-wide driver shortages that we are currently experiencing and both the EO mandate and the Fed-OSHA requirement could have a material adverse impact on our ability to serve our customers and on our business, financial condition and results of operations.

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

YELLOW CORPORATION

Date: November 3, 2021	/s/ Darren D. Hawkins
Darren D. Hawkins
Chief Executive Officer

Date: November 3, 2021	/s/ Daniel L. Olivier
Daniel L. Olivier
Chief Financial Officer