Form 10-K
period 2021-12-31
Yellow Corp
filed 2022-02-04
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-12255

Yellow Corporation

(Exact name of registrant as specified in its charter)

Delaware	48-0948788
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Commerce Street, Suite 1120, Nashville, Tennessee	37203
(Address of principal executive offices)	(Zip Code)

(913) 696-6100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	YELL	The NASDAQ Stock Market LLC

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

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $227.3 million based on the closing price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2022
Common Stock, $0.01 par value per share	51,395,170 shares

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

Auditor Name:	KPMG LLP	Auditor Location:	Kansas City, MO	Auditor Firm ID:	185

Cautionary Note on Forward-Looking Statements

This entire report, including (among other items) Item 1, “Business,” Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other documents incorporated herein by reference includes forward-looking statements (each a “forward-looking statement”) within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those preceded by, followed by or including the words “will,” “may,” “should,” “expect,” “intend,” “anticipate,” “believe,” “project,” “forecast,” “propose,” “plan,” “designed,” “estimate,” “enable” and similar expressions. Those forward-looking statements speak only as of the date of this report. We disclaim any obligation to update those statements, except as applicable law may require us to do so, and we caution you not to rely unduly on them. We have based those forward-looking statements on our current expectations and assumptions about future events, which may prove to be inaccurate. While our management considers those expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory (including environmental), legal and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those we discuss in this report under the section entitled “Risk Factors” in Item 1A and the section entitled “Financial Condition, Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other reports we file with the Securities and Exchange Commission (the “SEC”). The factors we discuss in this report are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report also could have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potentially important factor arises. We advise our existing and potential security holders that they should (1) be aware that important factors to which we do not refer in this report could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

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

Yellow Corporation's LTL subsidiaries include USF Holland LLC (“Holland”), New Penn Motor Express LLC (“New Penn”), USF Reddaway Inc. (“Reddaway”), YRC Inc. and YRC Freight Canada Company (both doing business as, and herein referred to as, “YRC Freight”). Our LTL companies provide services through a consolidated network of facilities located primarily across the United States and Canada. We also offer services through Yellow Logistics, Inc. (“Yellow Logistics” and f/k/a HNRY Logistics, Inc.), our customer-specific logistics solutions provider, specializing in truckload, residential, and warehouse solutions.

Incorporated in Delaware, we employed approximately 32,000 people as of December 31, 2021. The mailing address of our principal executive office is 501 Commerce Street, Suite 1120, Nashville, Tennessee 37203, and our telephone number is (913) 696-6100. Our website is www.myyellow.com. Through the “SEC Filings” link under the “Investors” tab on our website, we make our filings available as soon as reasonably practicable after they are electronically filed with or furnished to the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, filings required under Section 16 of the Securities Exchange Act and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All of these filings may be viewed or printed from our website free of charge.

Narrative Description of the Business

The Company offers a full range of services for the transportation of industrial, commercial and retail goods in national, regional and international markets, primarily through the operation of owned or leased equipment in its North American ground distribution network. Transportation services are provided for various categories of goods, which may include (among others) apparel, appliances, automotive parts, chemicals, food, furniture, glass, machinery, metal, metal products, non-bulk petroleum products, rubber, textiles, wood and other manufactured products or components. The Company provides both LTL services, which combine shipments from multiple customers on a single trailer, and truckload services. Deliveries are predominately LTL shipments with truckload services offered to maximize equipment utilization and reduce empty miles (the distance empty or partially full trailers travel to balance the network). The Company also provides higher-margin specialized services, including guaranteed expedited services, time-specific deliveries, cross-border services, exhibit services, product returns, and government material shipments.

The Company operates throughout North America with one of the largest networks of LTL service centers, equipment and transportation professionals, offering flexible and efficient supply chain solutions serving various customer needs. The Company is a transportation provider to the United States federal government. The Company also provides logistics solutions for customer-specific needs with custom projects, consolidation and distribution, reverse logistics, and residential white glove service offerings. A substantial majority of our services are provided wholly within the United States.

Each of our LTL operating subsidiaries has employees who are represented by the International Brotherhood of Teamsters (“IBT”). These employees represented approximately 80% of our workforce at December 31, 2021. Salaries, wages and employee benefits for both union and non-union employees compose over half of our operating costs.

The Company’s employees are dedicated to operating its extensive network which transported approximately 17.2 million shipments in 2021. On December 31, 2021, the Company’s revenue fleet was comprised of approximately 14,200 tractors, including approximately 12,200 owned tractors and 2,000 leased tractors, and approximately 42,000 trailers, including approximately 32,900 owned trailers and 9,100 leased trailers. The Company’s network includes 316 strategically located service facilities including 167 owned facilities with approximately 10,200 doors and 149 leased facilities with approximately 9,100 doors, in addition to six warehouses managed by our logistics solution provider, Yellow Logistics.

Parent Company

Yellow Corporation's principal executive office is in Nashville, Tennessee. The Company has a field resource center in Overland Park, Kansas that provides centrally-managed support to our operating companies that spans a variety of functions, including sales and marketing, information technology, human resources, finance and accounting, legal, transportation management, revenue management, risk management, procurement, and security.

Competition

Our companies operate in a highly competitive environment. Our competitors include global, integrated freight transportation services providers, global freight forwarders, national freight services providers (including intermodal providers), regional and interregional carriers, third-party logistics providers, and small, intraregional transportation companies. The trucking industry also faces emerging competition from technology firms that specialize in load-matching services and large customers that may use their significant scale advantages to offer transportation services to their suppliers and customers.

Our companies also have competitors within several different modes of transportation including: LTL, truckload, air and ocean cargo, intermodal rail, parcel and package companies, transportation consolidators, reverse logistics firms, and privately-owned fleets. Ground-based transportation includes private fleets and “for-hire” provider groups. The private provider segment consists of private fleets owned by companies that move their own goods and materials. The “for-hire” groups are classified based on the typical shipment sizes that they handle. Truckload refers to providers transporting shipments that generally fill an entire dry van, and LTL refers to providers transporting goods from multiple shippers in a single trailer.

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
•
Interregional- Average distance is usually between 500 and 1,000 miles with a focus on two- and three-day delivery times. There is a competitive overlap between regional and national providers in this category, as each group sees the interregional segment as a growth opportunity, and few providers focus exclusively on this sector.
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

The Company provides services in all four sub-groups in North America with a heavy concentration of services in the United States. We directly compete in the regional market and use intracompany and external interline relationships to provide service to the interregional and national transportation marketplace. Yellow Logistics is our non-asset-based provider of transportation solutions and competes with asset-based carriers, third-party logistics (“3PL”) firms, forwarders and global integrated freight transportation service providers. The Company competes against a number of providers in these markets, from small firms with one or two vehicles to global competitors with thousands of physical assets and non-asset-based logistics solutions. While we have competitors with a similar multi-dimensional approach, there are few in the traditional LTL segment with as comprehensive an offering in those categories as our brand provides.

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

Several technology firms have introduced load-matching technologies for heavyweight freight. Whereas these firms operate similar to a third-party logistics firm, they allow any carrier, of any size, to bid on specific shipment opportunities. They aggregate independent operators, giving shippers an easier means of engaging what has been a highly fragmented segment of trucking. Successfully winning a bid opportunity could be based on a truck’s proximity to the pick-up location, price, or other factors. Just as in the 3PL scenario, we view these as potential opportunities as well as a competitive risk.

Large shippers with significant freight volume scale and advanced technologies offer transportation management services to their suppliers and customers. These companies often operate their own private fleets and can merge asset and non-asset based transportation solutions to create a competitive, market-facing offer.

Competitive cost of entry into the asset-based LTL sector on a small scale, within a limited service area, is relatively low (although more so than in other sectors of the transportation industry). The larger the service area, the greater the barriers to entry, due primarily to the need for additional equipment and facilities associated with broader geographic service coverage. Broader market coverage in the competitive transportation landscape also requires increased technology investment and the ability to capture cost efficiencies from shipment density (scale), making new market entry on a national basis more difficult. Lastly, our industry has been consistently faced with challenges in competing for human capital resources, including those inherent in driver retention and hiring.

Foreign companies have begun to invest in U.S. transportation and supply chain companies. Some of these companies are large, multi-national firms with significant resources across a broad-spectrum of the global logistics sector.

Significant technological investments to improve network efficiency and optimize asset utilization can provide carriers with cost advantages. Further development of density-based pricing strategies require carriers to continue to make investments in scanning and measuring technologies. We have already taken significant steps toward implementing these various types of technologies, and other competitors in our industry have made and continue to make investments in these technologies at varying speeds.

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

Our operating companies store fuel and lubricating oils for use in our revenue equipment in approximately 200 underground storage tanks located throughout the U.S. Maintenance of such underground storage tanks is regulated at the federal and, in some cases, state level. The underground storage tanks are required to have leak detection systems and are required to be extracted upon our exiting the property.

During 2021, we spent approximately $7.2 million to comply with U.S. federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, “Environmental Regulations”). In 2022, we expect to spend approximately $7.5 million to comply with the Environmental Regulations. Based upon current information, we believe that our compliance with Environmental Regulations will not have a material adverse effect upon our capital expenditures, results of operations and competitive position because we have either made adequate reserves for such compliance expenditures or the cost for such compliance is expected to be small in comparison with our overall expenses.

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

The former Roadway Express (now a part of YRC Freight) has been alleged to be a PRP for three locations: Ward Transformer, Raleigh, NC, Roosevelt Irrigation District, Phoenix, AZ and Berry's Creek, Carlstadt, NJ. There is little, if any, evidence connecting YRC Freight with either the Ward Transformer site or to the Roosevelt Irrigation District’s contaminated groundwater wells and any potential exposure is believed to be immaterial. The EPA and a number of PFPs have performed a Remedial Investigation and Feasibility Study (“RI/FS”) and the EPA has issued a record of decision for an interim remedy for the Berry’s Creek Study Area (“BCSA”). The EPA has requested that YRC Freight participate in designing the remedy (the “Remedial Design”) for the BCSA. YRC Freight does not believe that it is a PRP for the BCSA and has, therefore, declined to participate in the Remedial Design.

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

USF RedStar LLC, a non-operating subsidiary, has been alleged to be a PRP at three locations: Booth Oil, N. Tonawanda, NY and two separate landfills in Byron, NY and Moira, NY. Holland has been alleged to be a PRP in an RFI for one location, Horton Sales Piedmont Site, Greenville County, SC.

Although the outcome of any legal matter is subject to uncertainties, based on our current knowledge, we believe the potential combined costs at all of the above sites will not be significant and that we have made adequate reserves for complying with future EPA demands at such sites.

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

Economic Factors and Seasonality

Our business is subject to a number of general economic factors that may have a material effect on the results of our operations, many of which are largely out of our control. These include supply chain interruptions and the impact of recessionary economic cycles and downturns in our customers’ business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers. Economic conditions may materially affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. We operate in a highly price-sensitive and competitive industry, making industry pricing actions, quality of customer service, effective asset utilization and cost control major competitive factors.

The impact of the coronavirus disease (“COVID-19”) outbreak had a considerable negative impact on our 2020 consolidated financial statements, which is reflected in our revenue metrics predominantly during the second quarter, and a lesser impact on our 2021 consolidated financial statements. See the Risk Factors section related to our forward-looking considerations in Item 1A of this report.

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

Consumer and corporate purchasing behaviors may also change due to cyclical economic conditions or changes in consumer trends. For example, consumer retail shopping experienced a significant shift in market share from brick-and-mortar distribution to online purchasing and direct-to-consumer warehouse fulfillment. The Company believes that this shift was notably accelerated due to COVID-19. These changes can permanently alter distribution patterns, warehousing and inventory carrying volumes, and subsequent use of LTL.

Human Capital Resources

The Company’s commitment to human capital resources is evidenced through our focus on our people. Their safety, both physical and psychological, is our top priority as we create a culture of collaboration, inclusion, integrity, leadership, and respect. We believe the Company’s success is firmly built upon our commitment to these values, giving us the ability to attract, develop, and retain quality talent. It is this ability that drives us to create an inclusive and engaged workforce where our people have a sense of belonging and can better focus on executing our strategic goals, driving innovation, and delivering on our commitment to our customers. The skills, diverse experiences, and industry knowledge of our approximately 32,000 employees significantly benefit our operations and performance.

Health and Safety

The Company is safety focused; hazards in the workplace are actively identified, and management tracks incidents so remedial actions can be taken. As a team, we hold ourselves accountable to taking care of our customers and each other. We have implemented additional training and development programs for front-line employees and leaders to meet regulatory requirements and promote a culture of safety. We are honored to recognize our safest drivers with awards for reaching million-mile milestones of accident-free driving. The Company recently established a new safety committee comprised of members of the Board of Directors and management to oversee strategic initiatives regarding safety.

The COVID-19 pandemic has posed new and different challenges to honor our commitment to employee health and safety. Since the beginning of the pandemic, we have worked closely with local, state, and federal officials to implement protocols focused on protecting employees and minimizing the risk of COVID-19 transmission. Our cleaning, hygiene and safety protocols are designed to align around guidelines provided by the Centers for Disease Control and Prevention, Occupational Health and Safety Administration, and local health authorities.

Labor Relations

As discussed throughout this filing, most of our employees are covered by our various collective bargaining agreements. As such, the Company is dedicated to managing our labor relations for those employees covered by collective bargaining agreements as well as those who are not.

Diversity, Equity, Inclusion and Belonging

The Company is committed to efforts to increase diversity within our partnerships and our workforce and has named a Vice President of Diversity, Equity and Inclusion to work with a diversity, equity, inclusion and belonging ("DEIB") advisory council to guide these efforts. We believe this program has the potential to help create better partnerships, stronger customer relationships, and economic growth for our community members. The Company’s Vice President of Diversity, Equity and Inclusion as well as the DEIB advisory council, comprised of a representative group of employees within the organization, will provide strategic direction, set organizational objectives, and lead DEIB initiatives and programs. We have been honored to receive several awards highlighting our commitment to diversity and inclusion including: Top Company for Women to Work for in Transportation, Military Friendly Employer, and the National Defense Transportation Association Pathfinder Society Award.

Training and Development

Our Yellow Driving Academy is a paid training program whereby either current employees or newly-hired employees can get guidance and coaching through both classroom and behind-the-wheel training to enable them to get their commercial driver's license and begin a driving career with us.

We expanded the Yellow Driving Academy in early 2021 to address the nationwide shortage of experienced drivers. The comprehensive training is registered through the Department of Labor as a formal apprenticeship program and is designed to comply with Federal Motor Carrier Safety Administration (“FMCSA”) Entry-Level Driver Training requirements. Student training emphasizes safe driving habits through extended on road skills training.

Item 1A. Risk Factors

In addition to the risks and uncertainties described elsewhere in this report or in our other SEC filings, the following risk factors should be considered carefully in evaluating us. These risks could have a material adverse effect on our business, financial condition (including our liquidity), results of operations and cash flows.

Business Risks

Difficulties attracting and retaining qualified drivers could result in increases in driver compensation and purchased transportation costs and could adversely affect our growth potential and profitability.

We need to attract new qualified drivers and may face difficulty doing so. Like many in the trucking industry, it is important to our business that we retain the necessary number of qualified drivers to operate efficiently. Regulatory requirements, including the Compliance Safety Accountability program (“CSA”) of the FMCSA, have reduced the number of eligible employee drivers and independent contractors and may continue to do so in the future. Future Company driver shortages may result in less than optimal use of rail and over-the-road purchased transportation, which may result in higher costs to the Company and which use is limited under our collective bargaining agreement with the International Brotherhood of Teamsters ("IBT"). The compensation we offer our drivers is subject to market conditions, and we may find it necessary to increase driver compensation, including both wages and benefits, in future periods if we must attract new drivers. In addition, we and our industry suffer from a high driver turnover rate. Driver turnover requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment. If we are unable to continue to retain drivers and attract new drivers when needed, we could be required to adjust our compensation packages, increase our use of purchased transportation, or let tractors sit idle, any of which would adversely affect our growth potential and profitability.

In response to the continuing COVID-19 pandemic, federal, state, and local agencies could issue laws, regulations, and orders requiring that our employees be vaccinated or that we test unvaccinated employees for COVID-19, which requirements could materially adversely affect the Company's operations.

We could be subject to a future standard from the Occupational Safety and Health Administration or requirement from another governmental agency or body, whether federal, state or local, compelling us to require that our employees be vaccinated and/or requiring that we regularly test unvaccinated employees for COVID-19. For example, on September 9, 2021, the President of the United States issued Executive Order ("EO") 14042, requiring that employees of federal contractors and subcontractors be fully vaccinated against COVID-19 by December 8, 2021. The enforceability of the EO has been subject to numerous lawsuits and is currently subject to a number of injunctions. As a result, the order is not being enforced by the federal government. We do business with many departments and agencies of the federal government and could be subject to the terms of the EO. If the EO or any such other standard or mandate becomes effective, applicable to us, and actively enforced, we could be required to mandate COVID-19 vaccines for our covered employees and/or implement a costly testing program. Any such requirements that apply to us will would likely exacerbate the industry-wide driver shortages that we are currently experiencing and could otherwise have a material adverse impact on our ability to serve our customers and on our business, financial condition and results of operations. We could have the ability to take actions to minimize the cost or other negative impact of the standard or mandate, such as limiting the business that could cause us to be subject to the requirement. However, any such action could have a material adverse impact on our business, financial condition and results of operations.

If our relationship with our employees and unions were to deteriorate, we may be faced with increased labor costs, labor disruptions or stoppages or general uncertainty by our customers, which could have a material adverse effect on our business, financial condition, results of operations and cash flows, result in a loss of customers, and place us at a disadvantage relative to competitors.

Each of our operating subsidiaries has employees who are represented by the IBT. These employees represented approximately 80% of our workforce at December 31, 2021. Salaries, wages and employee benefits for both union and non-union employees compose over half of our operating costs, which for union employees include multi-employer pension and health and welfare plans. The labor and benefit expenses associated with the union employees are subject to regular negotiation with the IBT primarily upon the expiration of union labor agreements. Each of our YRC Freight, New Penn, Holland and Reddaway subsidiaries employ most of their unionized employees under the terms of a common master collective bargaining agreement and related supplemental agreements that remain in effect through March 31, 2024. The IBT also represents a number of employees at YRC Freight in Canada under more localized agreements, which have wages, benefit contributions and other terms and conditions that we believe better fit the cost structure and operating models of this entity.

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

The continuing impact of the COVID-19 pandemic or any other widespread outbreak of an illness or any other communicable disease, or any other public health crisis, as well as regulatory measures implemented in response to such events, could adversely affect our business, financial condition, results of operations and cash flows.

The COVID-19 pandemic that began in early 2020 has continued through 2021 as new variants of the virus spread rapidly around the world. The COVID-19 pandemic has, and may continue to, adversely impact economic activity and business conditions worldwide. Efforts to control the spread of COVID-19 have led governments and other authorities to impose vaccination requirements and restrictions such as travel bans and limits, quarantines, shelter-in-place orders, increased border and port controls, and closures and shutdowns which have resulted in business closures and disrupted supply chains worldwide. The COVID-19 pandemic and measures taken to prevent its spread have, at certain times, throughout 2020 negatively impacted demand for our services, and thus our shipment and tonnage levels, and has prevented us from delivering some freight in our network due to recipients that have closed their businesses to deliveries during the COVID-19 pandemic.

Our 2020 results of operations were negatively impacted by the COVID-19 pandemic. Although our business operations returned to more normal levels throughout 2021, the COVID-19 pandemic and the continuation of COVID-19 related social and economic disruptions may lead to other events which could negatively impact our operations, including limited availability of drivers and other key employees, reductions in operating efficiencies and increased security risks due to employees working remotely, reductions in the supply of necessary capital equipment, industry-wide excess capacity or rate reductions, reductions in the supply of capital equipment, an increase in our pension funding obligations due to market volatility, the credit-worthiness of our customers, or volatile financial credit markets.

Given the amount of economic uncertainty, including uncertainty about how and when federal, state and local governments will impose vaccination mandates or lift business and travel restrictions or put new restrictions in place, it is difficult to predict whether we will experience any additional negative effects from the COVID-19 pandemic. The continuing impact of the COVID-19 pandemic on our business is highly uncertain and will depend on future developments, including the duration and severity of the pandemic, the emergence of new variants, government restrictions altered or imposed in response to the pandemic, the continued development and availability of effective treatments, and the further development and use of vaccines and boosters. Continuing or new periods of economic disruption or volatility and related declines in industrial production and manufacturing, consumer spending, and demand for our services, as well as the ability of our customers and other business partners to fulfill their obligations, could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition to the COVID-19 pandemic, our business and could also be negatively impacted by the widespread outbreak of any other illness or any other communicable disease or other public health crisis. Measures intended to prevent the spread of a health epidemic could also have an adverse effect on our business

We may experience disruptions of our computer and information technology systems, privacy breaches and sophisticated cyber-attacks, which could adversely affect our business and increase our data and system security costs.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. In addition, the provision of service to our customers and the operation of our networks and systems involve the storage and transmission of proprietary information and sensitive or confidential data, including personal information of customers, employees and others. These systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases, power outages, hardware failures, computer viruses, cyber-attacks (including denial of service, ransom or other attacks), malicious insiders, telecommunication failures, user errors or catastrophic events.

We seek to maintain a robust program of information security and controls. However, information technology security threats are increasing in both frequency and sophistication. As a result, we may be unable to anticipate these threats or to implement adequate preventative measures. Additionally, with a portion of our employees working from home during the COVID-19 pandemic, there may be increased opportunities for unauthorized access and cyber-attacks.

Security breaches and information technology disruptions could create financial liability, disrupt our operations, damage our reputation with customers, suppliers and other stakeholders, result in loss or misuse of proprietary or competitively sensitive information, compromise personally identifiable information, delay our ability to deliver services to customers, and jeopardize the security of our facilities. Breaches and disruptions could also result in a violation of U.S. and international privacy and other laws and subject us to litigation and other legal and regulatory proceedings or sanctions. Any of these occurrences could result in the loss of existing or potential customers and have a material adverse effect on our competitive position, results of operations, financial condition and cash flows. In addition, the cost and operational consequences of implementing further data or system protection measures could be significant and our efforts to deter, identify, mitigate and/or eliminate any security breaches may not be successful.

We are subject to business risks and increasing costs associated with the transportation industry that are largely out of our control, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to business risks and increasing costs associated with the transportation industry that are largely out of our control, any of which could adversely affect our business, financial condition and results of operations. The factors contributing to these risks and costs include increasing equipment and operational costs, weather, fuel prices, interest rates, insurance premiums, self-insurance levels, license and registration fees, potential harm by security measures associated with anti-terrorism concerns and excess capacity in the transportation industry, as well as the other factors discussed in this risk factor section. Further, we periodically need to upgrade or change our technology systems, which may be costly and could disrupt or reduce the efficiency of our operations.

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
•
Brand recognition and strength is of ongoing importance and can be impacted, suddenly or over time, by factors such as adverse publicity and environmental, social and governance (“ESG”) perceptions or profile ratings in the rapidly evolving field of ESG analysis;
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

In addition, as climate change initiatives become more prevalent, federal, state and local governments and our customers and investors could increase focus on greenhouse gas emission reductions and corporate environmental sustainability, which may result in new regulations and customer or investor demands. This could cause us to incur additional direct costs or to make changes to our operations in order to comply with any new regulations or respond to customer demands. We could also lose revenue if our customers divert business from us because we have not complied with their sustainability requirements. These costs, changes and loss of revenue could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Our success is dependent upon our ability to attract and retain skilled employees, particularly personnel with significant management and leadership skills. If we are unable to attract and retain skilled key employees, we may be unable to accomplish the objectives set forth in our business and strategic plans. Further, compensation for many of these key employees is limited by the terms of our UST Tranche A Loan Credit Agreement (the “Tranche A UST Credit Agreement”) entered into by the Company and certain of its subsidiaries, as guarantors (the “Term Guarantors”), with The Bank of New York Mellon, as administrative agent and collateral agent, and the UST Tranche B Term Loan Credit Agreement (the “Tranche B UST Credit Agreement”) entered into by the Company and Term Guarantors, with The Bank of New York Mellon, as administrative agent and collateral agent (the Tranche A UST Credit Agreement and the Tranche B UST Credit Agreement are collectively referred to herein as, the “UST Credit Agreements”).

We have significant ongoing capital expenditure requirements that could have a material adverse effect on our business, financial condition, results of operations and cash flows if we are unable to generate sufficient cash from operations.

Our business is capital intensive and we will need to continue to update our fleet. If we are unable to generate sufficient cash over an extended period of time from operations to fund our capital requirements, we may have to limit our growth, utilize our existing liquidity, or enter into additional financing arrangements, including leasing arrangements, or operate our revenue equipment (including tractors and trailers) for longer periods resulting in increased maintenance costs, any of which could negatively impact our results of operations and other financial measures. If our cash from operations and existing financing arrangements is not sufficient to fund our current and longer-term capital expenditure requirements, then we may not be able to obtain additional financing at all or on terms acceptable to us.

Seasonality and the impact of weather affect our operations and profitability.

As is common in the trucking industry, our revenues are subject to seasonal variations. During late fourth quarter and early first quarter each year, we normally would expect operating expenses as a percent of revenue to increase and operating cash flows as a percent of revenue to decrease as compared to the rest of the year. The seasonal impact is primarily due to inclement weather, seasonally lower levels of shipments, and the seasonal timing of expenditures. We anticipate these seasonal trends will continue to impact our financial results and liquidity. Volatile changes in weather conditions, including extreme heat or cold, could increase the risk of wildfires, floods, blizzards, hurricanes and other weather-related disasters, which could impact our ability to timely meet, or increase the cost of meeting, our obligations, impacting our financial results.

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

Damage to our corporate reputation may cause our business to suffer.

Our business depends, in part, on our ability to maintain the positive image of our brand. Service, performance, and safety issues, whether actual or perceived and whether as a result of our actions or those of our third-party contract carriers and their drivers and owner operators or other third-party service providers, could adversely impact our customers’ image of our brands and result in the loss of business. Adverse publicity regarding labor relations, legal matters, cybersecurity and data privacy concerns, environmental and sustainability issues, other ESG matters and analyses, and similar matters, even when based on erroneous information, could have a negative impact on our reputation and may result in the loss of customers and our inability to secure new customer relationships. Damage to our reputation and loss of brand equity could reduce demand for our services and, thus, have an adverse effect on our business, results of operations, and financial condition, as well as require additional resources to rebuild our reputation and restore the value of our brands.

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

The documents governing our indebtedness contain financial covenants, affirmative covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. The UST Credit Agreements and Term Loan Agreement require a minimum trailing-twelve-month ("TTM") Adjusted EBITDA measured quarterly. Management expects, based on actual and forecasted operating results, the Company will meet this covenant requirement for the period it became effective and the next twelve months. The UST Credit Agreements also require us and our affiliates to comply with certain requirements in connection with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), including (i) limitations on executive compensation and (ii) until 12 months following the repayments of the UST Credit Agreements, we may not pay any dividends or make any other capital distributions with respect to our common stock.

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

As of December 31, 2021, we had $1,614.5 million in aggregate principal amount of outstanding indebtedness. We also have, and will continue to have, substantial lease obligations. As of December 31, 2021, our expected minimum cash payments for our operating leases for 2022 are $94.4 million, and our total operating lease obligations payable through 2031 are $245.6 million. We expect our required contributions in 2022 under our multi-employer pension funds will be approximately $112.1 million and any contributions, if required, for non-union single-employer pension plans will be nominal. Our indebtedness, lease obligations and pension funding obligations could continue to have an impact on our business. Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective cash flow from operations. As of December 31, 2021, our availability under our ABL facility was $93.1 million and our Managed Accessibility was $48.1 million.

“Managed Accessibility” represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured as of December 31, 2021. If eligible receivables fall below the threshold management uses to measure availability, which is 10% of the borrowing line, the credit agreement governing the ABL Facility permits adjustments from eligible borrowing base cash to restricted cash prior to the compliance measurement date. Cash and cash equivalents and Managed Accessibility totaled $358.8 million at December 31, 2021.

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

In the future, we may issue additional shares of our Common Stock to raise capital or in connection with a restructuring or refinancing of our indebtedness. In addition, approximately 1.9 million shares of our Common Stock remain available and are reserved for issuance, exercise of outstanding stock options and vesting of outstanding share units. Under our 2019 Incentive and Equity Award Plan (the “2019 Plan”), we have registered under the Securities Act all of the shares of Common Stock that we may issue upon the exercise of our outstanding options and the vesting of outstanding share units and on account of future awards made under the 2019 Plan. Our 2020 Employee Stock Purchase Plan has approximately 2.9 million shares of Common Stock reserved for eligible employee participants. All of these registered shares generally can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our Common Stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2021, we operated a total of 316 transportation service facilities located across North America. Of this total, we own 167 and we lease 149, generally with lease terms ranging from one month to ten years with right of renewal options. The number of customer freight servicing doors totaled approximately 19,300, of which approximately 10,200 are at owned facilities and approximately 9,100 are at leased facilities. The transportation service centers vary in size ranging from one to three doors at small local facilities to 426 doors at the largest consolidation and distribution facility. We also occupy general office buildings in several locations and six fully managed warehouse facilities primarily through leasing agreements. Our owned transportation service facilities and office buildings serve as collateral under our credit agreements.

We believe our facilities and equipment, subject to our expectations for capital spending, are adequate to meet current business requirements in 2022. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of capital spending.

Top 10 Service Facilities by Number of Doors at December 31, 2021

Location	Doors	Owned/Leased
Chicago Heights, IL	426	Owned
Winston-Salem, NC	349	Owned
Bloomington, CA	325	Leased
Maybrook, NY	304	Owned
Harrisburg, PA	281	Owned
Charlotte, NC	274	Leased
Atlanta, GA	227	Leased
Cincinnati, OH	216	Owned
Greenville, SC	214	Owned
Nashville, TN	213	Owned

Item 3. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” footnote, Note 11, of our consolidated financial statements included in this Annual Report on Form 10-K as well as in “Environmental Matters” Section in Part I hereof.

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Name	Age	Position(s) Held

Darren D. Hawkins	53

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

Daniel L. Olivier	49

Chief Financial Officer of the Company (since October 2020); Vice President of Financial Planning and Analysis of the Company (November 2019-October 2020); Vice President, Finance of Holland (2008-2020).

Jason Bergman	51

Chief Commercial Officer of the Company (since July 2019); Chief Commercial Officer of Dicom Transportation Group (courier and expedited transportation services) (2017-2019); executive Vice President of Global Transport for BDP International (transportation logistics) (2014-2016); Vice President, Strategic Sales, North America for Damco (global logistics) (2013-2014).

Leah K. Dawson	42

Executive Vice President, General Counsel and Secretary of the Company (since October 2020), Assistant General Counsel and Assistant Secretary of the Company (2012-2020); Attorney at the law firm of Bryan Cave Leighton Paisner LLP (2010-2012); Attorney at the law firm of Dentons LLP (2005-2010).

James R. Faught	41

Chief Accounting Officer of the Company (since October 2020), Vice President and Controller (February 2020-November 2020), Director of Financial Reporting of the Company (2017-2020); Director of Financial Reporting of Safe Fleet (2014-2017), Accounting Director/Assistant Controller of Watco Companies LLC (2013-2014); Accounting Manager of Watco Companies LLC (2012-2013).

Darrel J. Harris	47

President and Chief Operating Officer of the Company (since November 2021); President of the Company (April 2021-November 2021); Executive Vice President, Strategic Initiatives of the Company (November 2020-April 2021); Chief Executive Officer of Xpress Global Systems Inc. (2016-2020); Vice President and General Manager of CRST International (2014-2016); Senior Vice President, Sales and Marketing of Vitran Logistics (2012-2013); various positions of increasing responsibility with FedEx Freight, Inc., most recently Managing Director (2000-2012).

Jason T. Ringgenberg	56

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 1, 2022, 238 stockholders of record held Yellow Corporation common stock. The NASDAQ Global Select Market quotes prices for our common stock under the symbol “YELL”. We do not anticipate that we will pay any dividends on shares of our common stock in the foreseeable future. Further, our TL Agreements (as defined in Item 7 below) in place as of December 31, 2021, restrict the ability of the Company to declare dividends on its outstanding capital stock or execute stock share buybacks.

Common Stock Performance

Set forth below is a line graph comparing the quarterly percentage change in the cumulative total stockholder return of the Company’s common stock against the cumulative total return of the S&P Composite-500 Stock Index and the Dow Jones Transportation Average Stock Index for the period of five years commencing December 31, 2016 and ending December 31, 2021.

Item 6. Selected Financial Data

The information previously required by Item 301 and Item 302 of Regulation S-K has been omitted due to the changes contained in SEC Release No. 33-10890.

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

Overview

This MD&A includes the following sections:

Our Business: a brief description of our business and a discussion of how we assess our operating results

Consolidated Results of Operations: an analysis of our consolidated results of operations for the years ended December 31, 2021, 2020 and 2019

Certain Non-GAAP Financial Measures: an analysis of our results using certain non-GAAP financial measures, for the years ended December 31, 2021, 2020 and 2019

Financial Condition, Liquidity and Capital Resources: a discussion of our major sources and uses of cash as well as an analysis of our cash flows and certain contractual obligations and commercial commitments

Our Business

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

o
Adjusted EBITDA: a non-GAAP measure that reflects EBITDA, and further adjusts for letter of credit fees, equity-based compensation expense, net gains or losses on property disposals, restructuring charges, transaction costs related to issuances of debt, non-recurring consulting fees, non-cash impairment charges and the gains or losses from permitted dispositions, discontinued operations, and certain non-cash expenses, charges and losses (provided that if any of such non-cash expenses, charges or losses represents an accrual or reserve for potential cash items in any future period, the cash payment in respect thereof in such future period will be subtracted from Adjusted EBITDA in such future period to the extent paid). All references to “Adjusted EBITDA” throughout this section and the rest of this report refer to “Adjusted EBITDA” calculated under our UST Credit Agreements and the Term Loan Agreement, as amended, (collectively, the TL Agreements) (defined therein as “Consolidated EBITDA”) unless otherwise specified. Consolidated EBITDA is also a defined term in our ABL Facility and the definition there aligns with the prior definition of Consolidated EBITDA under the Prior Term Loan Agreement (defined in the Notes to Consolidated Financial Statements). Adjusted EBITDA is used for internal management purposes as a financial measure that reflects our core operating performance, to measure compliance with financial covenants in our TL Agreements and to determine certain management and employee bonus compensation.

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

As of the date of this filing, we have migrated all of our LTL companies to a common technology platform. The next steps in our transformation are the integration of our four disparate linehaul networks into a single national network. The combination of our four individual linehaul networks currently tied to our legacy national and regional carrier brands will result in greater density as freight moves throughout our network from origin to destination terminals. Also, the local terminal pickup and delivery optimization efforts will eliminate the overlapping coverage and customer interactions that currently exist between our legacy national and regional carrier brands. Overall, when completed, this operational transformation will result in enhanced customer service, cost savings opportunities from reduced miles and productivity gains, and will create additional capacity without adding incremental physical infrastructure.

Capital investment remains a top priority for us. Our UST Credit Agreements have enabled us to significantly increase the amount of capital we are able to invest in revenue equipment to improve the age of our fleet as there is an immediate return in improved fuel miles per gallon and expected reduced vehicle maintenance expense. To properly execute on our transformation plan, we are committed to continued investing in technology in order to enhance the customer experience and improve our operational flexibility.

Consolidated Results of Operations

2021 Compared to 2020

The table below provides summary consolidated financial information and amounts as a percentage of operating revenue for the years ended December 31:

					Percent Change
	2021		2020		2021 vs. 2020
(in millions)	$	%	$	%	%
Operating Revenue	$5,121.8	100.0	$4,513.7	100.0	13.5%
Operating Expenses:
Salaries, wages and employee benefits	2,921.7	57.0	2,770.1	61.4	5.5%
Fuel, operating expenses and supplies	858.1	16.8	719.1	15.9	19.3%
Purchased transportation	800.2	15.6	638.8	14.2	25.3%
Depreciation and amortization	143.6	2.8	134.9	3.0	6.4%
Other operating expenses	293.9	5.7	239.6	5.3	22.7%
(Gains) Losses on property disposals, net	0.7	0.0	(45.3)	(1.0)	NM*
Total operating expenses	5,018.2	98.0	4,457.2	98.7	12.6%
Operating Income	103.6	2.0	56.5	1.3	83.4%
Nonoperating Expenses:
Nonoperating expenses, net	209.6	4.1	129.6	2.9	61.7%
Loss before income taxes	(106.0)	(2.1)	(73.1)	(1.6)	45.0%
Income tax expense (benefit)	3.1	0.1	(19.6)	(0.4)	NM*
Net Loss	$(109.1)	(2.1)	$(53.5)	(1.2)	103.9%

(*) not meaningful

The industry is currently in a tight capacity environment with fewer drivers available to meet shipping demands, which has led to price increases charged to customers and an increase in the cost of purchased transportation. During 2021, especially during the second half, the Company executed a yield strategy to achieve appropriate pricing per shipment for freight that optimized our network capacity. The execution of this strategy led to increased revenue per shipment and decreased shipment counts. The Company’s yield growth, including fuel surcharge, produced a consolidated operating revenue increase of $608.1 million compared to 2020 with an internal focus of retaining the optimal freight mix relative to human capital availability throughout 2021. Partially offsetting the positive yield growth, the Company experienced shipping volume decreases compared to 2020. Further, the results of operations in 2020 were impacted by the outbreak of COVID-19 as shipping volumes decreased from typical levels and negatively impacted the pricing environment at certain times and in certain markets.

The Company’s results reflect these yield growth driven revenue increases partially offset by increased purchased transportation expenses, fuel expense and variable expenses including salaries, wages and benefits. Further material changes are provided below.

Salaries, wages and employee benefits. Salaries, wages and employee benefits increased $151.6 million primarily due to contractual wage rate increases and to a lesser extent salary and overtime wage increases. Additionally, there was an increase of $30.9 million in short-term incentive compensation predominantly for exceeding targeted financial results in 2021 and an increase of $29.0 million in employee benefits that corresponded with medical plan spending and other benefit cost trends.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $139.0 million, primarily due to a $78.1 million increase in fuel expense, which was a result of higher fuel prices partially offset by fewer miles driven. Additional increases included a $14.6 million increase in software expenses and other operating expenses, a $12.6 million increase for rebranding and other advertising expenses, a $10.5 million increase for travel and entertainment in other employee expenses and a $10.1 million increase in professional services. The majority of these increases were impacted by cost control measures which decreased variable expenses during 2020.

Purchased transportation. Purchased transportation increased $161.4 million primarily due to significant rate increases as noted above. These increases were noted in most of our modes of purchased transportation and include a $50.6 million increase in rail purchased transportation expense, a $50.5 million increase in over-the-road purchased transportation expense and a $49.3 million increase in third-party costs due to the growth in customer-specific logistics solutions. These increases were partially offset by a decrease in vehicle rentals.

Other operating expenses. Other operating expenses increased $54.3 million primarily due to a $38.8 million increase in third-party liability claims expense mostly due to unfavorable development of prior year claims and a $13.4 million increase in cargo claims expense.

Gains on property disposals, net. Net losses on disposals of property were $0.7 million during 2021 as compared to net gains of $45.3 million in 2020 which were primarily related to the sale of real properties.

Nonoperating expense, net. Included in the overall increase of $80.0 million is an increase in non-union pension settlement charges and an increase in interest expenses. Non-union pension settlement charges increased $61.1 million, primarily due to a partial pension annuitization during December 2021 that resulted in a non-cash settlement charge of approximately $54.9 million. Interest expense increased $14.8 million, primarily due to a $24.1 million increase in interest and associated amortization related to the UST Loans entered into during July 2020 which was partially offset by a $15.9 million decrease in Term Loan interest.

Income tax. The Company’s effective tax rate for the years ended December 31, 2021 and 2020 was (2.9)% and 26.8%, respectively. The primary driver of our 2021 effective tax rate differing from the domestic federal statutory tax rate was the change in valuation allowance established for our domestic net deferred tax asset balance as of December 31, 2021. The 2021 effective tax rate was not impacted by the exception to intraperiod tax allocation in a similar manner as the 2020 effective tax rate due to the Company’s adoption of the change to the relevant accounting standard on January 1, 2021, as further discussed in Note 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. As of December 31, 2021 and 2020, the Company had a full valuation allowance against our domestic net deferred tax assets.

The table below summarizes the key revenue metrics for the years ended December 31:

	2021	2020	Percent Change(a)
Workdays	252.0	253.0

Operating Ratio	98.0	98.7	0.7pp

LTL picked up revenue (in millions)	$4,615.2	$4,100.1	12.6%
LTL tonnage (in thousands)	9,520	9,845	(3.3)%
LTL tonnage per workday (in thousands)	37.78	38.91	(2.9)%
LTL shipments (in thousands)	16,707	16,982	(1.6)%
LTL shipments per workday (in thousands)	66.30	67.12	(1.2)%
LTL picked up revenue per hundred weight	$24.24	$20.82	16.4%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$21.12	$18.78	12.5%
LTL picked up revenue per shipment	$276	$241	14.4%
LTL picked up revenue per shipment (excluding fuel surcharge)	$241	$218	10.5%
LTL weight per shipment (in pounds)	1,140	1,159	(1.7)%

Total picked up revenue (in millions)(b)	$5,077.7	$4,487.7	13.1%
Total tonnage (in thousands)	12,427	12,589	(1.3)%
Total tonnage per workday (in thousands)	49.31	49.76	(0.9)%
Total shipments (in thousands)	17,178	17,446	(1.5)%
Total shipments per workday (in thousands)	68.17	68.96	(1.1)%
Total picked up revenue per hundred weight	$20.43	$17.82	14.6%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$17.88	$16.13	10.9%
Total picked up revenue per shipment	$296	$257	14.9%
Total picked up revenue per shipment (excluding fuel surcharge)	$259	$233	11.2%
Total weight per shipment (in pounds)	1,447	1,443	0.3%

(a)
Percent change based on unrounded figures and not the rounded figures presented.
(b)
Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue.

(in millions)	2021	2020
(b) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$5,121.8	$4,513.7
Change in revenue deferral and other	(44.1)	(26.0)
Total picked up revenue	$5,077.7	$4,487.7

2020 Compared to 2019

The table below provides summary consolidated financial information and amounts as a percentage of operating revenue for the years ended December 31:

					Percent Change
	2020		2019		2020 vs. 2019
(in millions)	$	%	$	%	%
Operating Revenue	$4,513.7	100.0	$4,871.2	100.0	(7.3)%
Operating Expenses:
Salaries, wages and employee benefits	2,770.1	61.4	2,963.7	60.8	(6.5)%
Fuel, operating expenses and supplies	719.1	15.9	889.0	18.3	(19.1)%
Purchased transportation	638.8	14.2	614.2	12.6	4.0%
Depreciation and amortization	134.9	3.0	152.4	3.1	(11.5)%
Other operating expenses	239.6	5.3	241.2	5.0	(0.7)%
(Gains) Losses on property disposals, net	(45.3)	(1.0)	(13.7)	(0.3)	NM*
Impairment charges	—	—	8.2	0.2	NM*
Total operating expenses	4,457.2	98.7	4,855.0	99.7	(8.2)%
Operating Income	56.5	1.3	16.2	0.3	NM*
Nonoperating Expenses:
Nonoperating expenses, net	129.6	2.9	124.5	2.6	4.1%
Loss before income taxes	(73.1)	(1.6)	(108.3)	(2.2)	(32.5)%
Income tax expense (benefit)	(19.6)	(0.4)	(4.3)	(0.1)	NM*
Net Loss	$(53.5)	(1.2)	$(104.0)	(2.1)	(48.6)%

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

Income tax. The Company’s effective tax rate for the years ended December 31, 2020 and 2019 was 26.8% and 4.0%, respectively. Significant items impacting the 2020 rate included a benefit recognized due to application of the exception to the rules regarding intraperiod tax allocation, a benefit from the reversal of liability for an uncertain tax position resulting from statute expiration, and a change in the valuation allowance established for the net deferred tax asset balance at December 31, 2020. Significant items impacting the 2019 rate included a provision for net state and foreign taxes, certain permanent items, and a change in the valuation allowance established for the net deferred tax asset balance at December 31, 2019. As of December 31, 2020 and 2019, the Company had a full valuation allowance against our domestic net deferred tax assets.

The table below summarizes the key revenue metrics for the years ended December 31:

	2020	2019	Percent Change(a)
Workdays	253.0	251.5

Operating Ratio	98.7	99.7	1.0 pp

LTL picked up revenue (in millions)	$4,100.1	$4,457.2	(8.0)%
LTL tonnage (in thousands)	9,845	10,314	(4.5)%
LTL tonnage per workday (in thousands)	38.91	41.01	(5.1)%
LTL shipments (in thousands)	16,982	18,246	(6.9)%
LTL shipments per workday (in thousands)	67.12	72.55	(7.5)%
LTL picked up revenue per hundred weight	$20.82	$21.61	(3.6)%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$18.78	$19.05	(1.4)%
LTL picked up revenue per shipment	$241	$244	(1.2)%
LTL picked up revenue per shipment (excluding fuel surcharge)	$218	$215	1.1%
LTL weight per shipment (in pounds)	1,159	1,131	2.6%

Total picked up revenue (in millions)(b)	$4,487.7	$4,831.3	(7.1)%
Total tonnage (in thousands)	12,589	12,946	(2.8)%
Total tonnage per workday (in thousands)	49.76	51.47	(3.3)%
Total shipments (in thousands)	17,446	18,653	(6.5)%
Total shipments per workday (in thousands)	68.96	74.17	(7.0)%
Total picked up revenue per hundred weight	$17.82	$18.66	(4.5)%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$16.13	$16.50	(2.3)%
Total picked up revenue per shipment	$257	$259	(0.7)%
Total picked up revenue per shipment (excluding fuel surcharge)	$233	$229	1.6%
Total weight per shipment (in pounds)	1,443	1,388	4.0%

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

Adjusted EBITDA

The reconciliation of net loss to EBITDA and EBITDA to Adjusted EBITDA for the years ended December 31:

(in millions)	2021	2020	2019
Reconciliation of net income (loss) to Adjusted EBITDA:
Net loss	$(109.1)	$(53.5)	$(104.0)
Interest expense, net	150.4	135.6	109.9
Income tax expense (benefit)	3.1	(19.6)	(4.3)
Depreciation and amortization	143.6	134.9	152.4
EBITDA	188.0	197.4	154.0
Adjustments for TL Agreements:
(Gains) losses on property disposals, net	0.7	(45.3)	(13.7)
Non-cash reserve changes (a)	11.6	2.9	16.1
Impairment charges	—	—	8.2
Letter of credit expense	8.5	7.3	6.5
Permitted dispositions and other	0.8	0.3	(0.9)
Equity-based compensation expense	4.4	4.7	6.3
Loss on extinguishment of debt	—	—	11.2
Non-union pension settlement charges	64.7	3.6	1.8
Other, net	3.0	3.5	2.9
Expense amounts subject to 10% threshold (b):
COVID-19	—	3.9	—
Other, net	24.3	17.3	18.2
Adjusted EBITDA prior to 10% threshold	306.0	195.6	210.6
Adjustments pursuant to TTM calculation (b)	—	(3.7)	—
Adjusted EBITDA	$306.0	$191.9	$210.6

(a)
Non-cash reserve changes reflect the net non-cash reserve charge for union and nonunion vacation (which includes the impact in 2019 of the New NMFA for the one week of restored vacation), with such non-cash reserve adjustment to be reduced by cash charges in a future period when paid.
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

Financial Condition, Liquidity and Capital Resources

The following sections provide aggregated information regarding our financial condition, liquidity and capital resources. As of December 31, 2021 and 2020 our total debt was $1,554.5 million and $1,225.4 million, respectively.

Liquidity

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective net cash flow from operations. As of December 31, 2021 and 2020, our cash and cash equivalents was $310.7 million and $439.3 million, respectively.

As of December 31, 2021, our Availability under our ABL Facility was $93.1 million, and our Managed Accessibility was $48.1 million. Availability is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $356.9 million of outstanding letters of credit. Our Managed Accessibility represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured as of December 31, 2021. If eligible receivables fall below the threshold management uses to measure availability, which is 10% of the borrowing line, the credit agreement governing the ABL Facility permits adjustments from eligible borrowing base cash to restricted cash prior to the compliance measurement date, which for the year-end 2021 is as of January 15, 2022. Cash and cash equivalents and Managed Accessibility totaled $358.8 million at December 31, 2021.

As of December 31, 2020, our Availability under our ABL Facility was $43.7 million, and our Managed Accessibility was $4.0 million. As of January 15, 2021, we had less than 10% of the borrowing line in eligible receivables and moved $3.1 million of cash into restricted cash, as permitted under the ABL Facility, which effectively put our cash and cash equivalents and Managed Accessibility to $440.2 million as of December 31, 2020.

The table below summarizes cash and cash equivalents and Managed Accessibility at December 31:

(in millions)	2021	2020
Cash and cash equivalents	$310.7	$439.3
Less: amounts placed into restricted cash subsequent to year-end	—	(3.1)
Managed Accessibility	48.1	4.0
Total cash and cash equivalents and Managed Accessibility	$358.8	$440.2

Outside of funding normal operations, our principal uses of cash include making contributions to our various multi-employer pension funds, and meeting our other cash obligations, including, but not limited to, paying principal and interest on our funded debt, payments on equipment leases and investments in capital expenditures.

Covenants

Under the UST Loans and Credit Agreement, beginning at December 31, 2021, the Company has a quarterly requirement to maintain a trailing-twelve-month ("TTM") Adjusted EBITDA of $100.0 million. This requirement increases beginning March 31, 2022 to a TTM Adjusted EBITDA of $150.0 million and increases at June 30, 2022, and thereafter through the maturity of these agreements, to a TTM Adjusted EBITDA of $200.0 million. Management expects, based on actual and forecasted operating results, the Company will meet this covenant requirement for the period it became effective and the next twelve months.

Cash Flows

The Company's cash flow activities are summarized in the table below, for the years ended December 31:

(in millions)	2021	2020	2019
Net cash provided by (used in) operating activities	$10.2	$122.5	$21.5
Net cash provided by (used in) investing activities	(494.0)	(84.5)	(117.3)
Net cash provided by (used in) financing activities	320.6	330.8	(22.6)

Operating Cash Flow

The decrease in cash provided by operating activities for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily attributable to an $118.3 million increase in accounts receivable during 2021. This growth is consistent with the positive yield growth as discussed in our Consolidated Results of Operations, and also reflects the timing of our collections. Additionally, operating cash flows decreased due to $42.8 million in payments of certain deferred employer payroll taxes, which was offset by a net increase in cash flows from various other working capital changes included in other operating liabilities.

Cash flow from operations increased by $101.0 million to $122.5 million for the year ended December 31, 2020 compared to $21.5 million for the year ended December 31, 2019. The increase in cash flow is primarily related to deferrals of various payments recorded as other operating liabilities. Under the CARES Act, we deferred payment of certain employer payroll taxes incurred in 2020 that resulted in $85.6 million of liabilities as of December 31, 2020, with 50% due December 31, 2021 and 50% due December 31, 2022. For the year ended 2020 the Company incurred $42.4 million of interest expenses that were paid-in-kind. Lastly, our operating cash flows from a reduction in lease payments was $20.1 million driven by a decrease in the number of operating lease agreements for revenue equipment and changes in payment timing.

Investing Cash Flow

The increase of $409.5 million of cash used in investing activities for the year ended December 31, 2021 compared to the year ended December 31, 2020 was largely driven by outflows on revenue equipment acquisitions and by lower cash proceeds from the sale of real property. Cash used by investing cash flows are expected to decrease significantly, more consistent with historical levels in 2022 as the UST Credit Agreements funding has been fully utilized.

Cash used in investing activities was $84.5 million in 2020 compared to $117.3 million in 2019, largely driven by cash proceeds from the sale of real property as well as a reduction to cash outflows of revenue equipment acquisitions.

Financing Cash Flow

Net cash used in financing activities for 2021 was $320.6 million, which consists primarily of amounts drawn on our UST Credit Agreements.

Net cash used in financing activities for 2020 was $330.8 million, which consists primarily of amounts drawn on our UST Credit Agreements. Net cash used in financing activities for 2019 was $22.6 million, which consists primarily of $579.0 million in repayments of our long-term debt, offset by the issuance of $570.0 million of long-term debt for the Term Loan.

Capital Expenditures

Our capital expenditures focus primarily on the replacement of revenue equipment, investments in information technology and improvements to land and structures. Our business is capital intensive with significant investments in tractors, trailers, refurbished engines, information technology and service center facilities. We determine the amount and timing of capital expenditures based on numerous factors, including availability and attractiveness of financing, anticipated liquidity levels, anticipated financial returns and other factors.

The table below summarizes our actual net capital expenditures (net of proceeds from disposals) by type of investment for the years ended December 31:

(in millions)	2021	2020	2019
Acquisition of property and equipment
Revenue equipment	$412.1	$86.8	$88.6
Land and structures	22.5	8.6	13.2
Technology equipment and software	55.6	33.6	36.0
Other	7.4	11.6	5.4
Total capital expenditures	497.6	140.6	143.2
Proceeds from disposal of property and equipment
Land and structures	(1.1)	(52.6)	(22.9)
Revenue equipment, technology equipment and software and other	(2.5)	(3.5)	(3.0)
Total proceeds	(3.6)	(56.1)	(25.9)
Total net capital expenditures	$494.0	$84.5	$117.3

Our capital expenditures for revenue equipment were used primarily to fund the purchase of tractors, trailers and containers and to refurbish engines for our revenue equipment fleet. We also acquire our equipment through operating leases which will vary based on current and anticipated liquidity and lease financing options. For the year ended December 31, 2021, we focused on capital expenditures, as detailed above, and not entering new operating leases. As of December 31, 2021, our operating lease obligations through 2031 totaled $245.6 million. We expect annual capital expenditures in 2022 to be in the range of $325 million to $400 million.

Contractual Obligations and Other Commercial Commitments

The following sections provide certain aggregated information regarding our contractual obligations and commercial commitments as of December 31, 2021 with a focus on obligations and commitments not disclosed elsewhere in this report.

Contractual Cash Obligations

Material contractual obligations arising in the normal course of business primarily consist of long-term debt and interest payments, operating leases, pension deferral principal and interest payments, workers' compensation and third-party liability claim obligations and deferred payroll taxes. The following table reflects our material cash outflows that we are contractually obligated to make related to long-term debt, including interest, and operating leases as of December 31, 2021:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
ABL Facility(a)	$18.1	$6.7	$11.4	$—	$—
Term Loan(b)	744.4	54.1	690.3	—	—
UST Loans(c)	804.1	23.1	781.0	—	—
Lease financing obligations(d)	308.6	44.8	88.8	81.5	93.5
Pension deferral obligations(e)	71.9	71.9	—	—	—
Operating leases(f)	245.6	94.4	84.0	27.0	40.2
Total	$2,192.7	$295.0	$1,655.5	$108.5	$133.7
(a)
The ABL Facility includes future payments for the letter of credit and unused line fees and are not included on the Company’s consolidated balance sheets.
(b)
The Term Loan includes principal and interest payments but excludes unamortized discounts.
(c)
The UST Loans includes principal and interest payments, including paid-in-kind interest.
(d)
The lease financing obligations consist primarily of interest payments.
(e)
Pension deferral obligations includes principal and interest payments on the Second A&R CDA.
(f)
Operating leases represent future payments under contractual lease arrangements primarily for revenue equipment and land and structures.

We expect cash contributions, if required at all, for our non-union sponsored pension plans to be nominal in 2022 and in years thereafter. Additional details on self-insurance accruals for claims and deferred payroll taxes are also available in Note 2 and Note 3, respectively, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
ABL Facility availability(a)	$93.1	$—	$93.1	$—	$—
Letters of credit(b)	356.9	—	356.9	—	—
Surety bonds(c)	102.1	98.1	4.0	—	—
Total commercial commitments	$552.1	$98.1	$454.0	$—	$—
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

We have no off-balance sheet arrangements except for other contractual obligations for letters of credit and surety bonds, which are reflected in the above tables, and normal course service agreements and capital purchases.

Critical Accounting Policies

Preparation of our consolidated financial statements requires accounting policies that involve significant estimates and judgments regarding the amounts included in the consolidated financial statements and disclosed in the accompanying notes to the consolidated financial statements. We continually review the appropriateness of our accounting policies and the accuracy of our estimates including discussion with the Audit & Ethics Committee of our Board of Directors that may make recommendations to management regarding these policies. Even with a thorough process, estimates must be adjusted based on changing circumstances and new information. Actual results could differ from those estimates. Management has identified the policies, further described in the notes to the consolidated financial statements included in Item 8 of this report, described below as requiring significant judgment and having a potential material impact to our consolidated financial statements.

Self-Insurance for Claims

We are self-insured up to certain limits for workers’ compensation and third-party liability claims. We measure the liabilities associated with workers’ compensation and third-party liability claims primarily through actuarial methods performed by an independent third-party. Actuarial methods include estimates for the undiscounted liability for claims reported, for claims incurred but not reported and for certain future administrative costs. These estimates are based on historical loss development factors and judgments about the present and expected levels of costs per claim and the time required to settle claims. The effect of future inflation for costs is considered in the actuarial analysis. Actual claims may vary from these estimates due to a number of factors, including but not limited to, accident frequency and severity, claims management, changes in healthcare costs, legal and judicial developments, and overall economic conditions. We discount the actuarial calculations of claims liabilities for each calendar year to present value based on the average U.S. Treasury rate, during the calendar year of occurrence, for maturities that match the initial expected payout of the liabilities. As of December 31, 2021 and 2020, we had $354.5 million and $323.3 million accrued for outstanding claims, respectively. Additional details on self-insurance accruals for claims are also available in Note 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Non-Union Pension Plans

The Company sponsors defined benefit pension plans for certain employees not covered by collective bargaining agreements. The qualified plans cover approximately 5,000 participants including those currently receiving benefits and those who have left the Company with deferred benefits. On January 1, 2004, the existing qualified benefit plans were closed to new participants. Effective July 1, 2008, we froze the defined benefit pension plans for all participating employees not covered by collective bargaining agreements. Given the frozen status of the plans, the key estimates in determining pension cost are discount rate and return on plan assets, each of which are discussed below. Additional information on these pension plans is included in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Changes in the discount rate can impact our overall net pension position on the balance sheet, however, hedge assets in our asset portfolio work to partially mitigate this impact with changes in asset returns. A 100-basis-point decrease in our discount rate would increase our net pension position on the consolidated balance sheet by approximately $75.5 million. That same change would decrease our net pension expense by approximately $2.7 million, driven by the return on assets. The discount rate can fluctuate considerably over periods depending on overall economic conditions that impact long-term corporate bond yields. At December 31, 2021 and 2020, we used a discount rate to determine benefit obligations of 3.08% and 2.81%, respectively.

Return on Plan Assets

The assumption for expected return on plan assets represents a long-term assumption of our portfolio performance that can impact our annual pension expense. With $767.4 million of plan assets at December 31, 2021 for the Company’s funded pension plans, a 100-basis-point decrease in the assumption for expected rate of return on assets would increase the net annual pension expense by approximately $6.8 million and would have no effect on the net pension position reflected on the consolidated balance sheet at December 31, 2021.

In determining the expected rate of return on assets, we consider our historical experience in the plans’ investment portfolio, historical market data and long-term historical relationships as well as a review of other objective indices including current market factors such as inflation and interest rates. Due to the historically underfunded nature of these plans we previously managed our investment portfolio to hedge risks, but primarily focused on risk seeking assets that would provide an opportunity to close the net funded deficit, thus the Company selected an expected rate of return on assets of 7.0% effective for the 2020 valuations. Based on the improved funded status in comparison to historic levels, which impacts the risk profile of the asset portfolio and various market factors, we selected an expected rate of return on assets of 5.0% effective for the 2021 valuation. We have reviewed our expected long-term rate of return based upon several factors, including those detailed above,

Plan Assets Measurement

At December 31, 2021, our plan assets included $343.3 million of investments that are measured at net asset value (“NAV”) per share (or its equivalent) using the practical expedient in accordance with the fair value measurement and $26.6 million of Level 3 investments. Level 3 market values are based on inputs that are supported by little or no market activity and are significant to the fair value of the investment. These investments are subject to estimation to determine fair value which is used to determine components of our annual pension expense and the net pension position reflected on the consolidated balance sheet.

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

Inherent within our revenue recognition practices are estimates for revenue associated with shipments in transit and billing adjustments, which are included in our consolidated balance sheets as a reduction to accounts receivable. Additional details on revenue recognition and revenue related reserves are also available in Note 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

The Company has reviewed our revenue-related reserves and determined that rerate reserves are a critical accounting policy. Given the nature of our transportation services, adjustments may arise which creates variability when establishing the transaction price used to recognize revenue. We have a high volume of performance obligations with similar characteristics, therefore we primarily use historical trends to arrive at estimated reserves. Rerate reserves, which are common for LTL carriers, are established during a process to capture incorrect ratings that require adjustment and could be identified based on many factors, including weight and commodity verifications. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during subsequent periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to a variety of market risks, including the effects of interest rates, fuel prices, and foreign exchange rates.

Interest Rates

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we utilize both fixed rate and variable rate financial instruments with varying maturities. At December 31, 2021, we had approximately 15% of our outstanding debt at fixed rates.

The table below provides information regarding the weighted average effective interest rates on our fixed-rate debt as of December 31, 2021.

(in millions)	2022	2023	2024	2025	2026	Thereafter	Total
Fixed-rate debt	$17.6	$5.6	$3.9	$3.4	$0.2	$206.6	$237.3
Interest rate	17.0%	17.4%	17.7%	17.5%	17.7%	18.0%

A significant portion of the outstanding variable rate debt is currently determined by various USD LIBOR rates subject to a floor of 1.0% plus fixed margins ranging from 3.5% to 7.5%. Based on a 3-month USD LIBOR, a 100 basis point change in the interest rates that applied during the year to our variable rate long-term debt would not have a material impact to either our interest expense or our net income (loss) before taxes. Our evaluation of this exposure included consideration of relevant circumstances, inclusive of the 1.0% floor.

In March 2021, the UK Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or LIBOR, issued an announcement on the future cessation or loss of representativeness of LIBOR benchmark settings currently published by ICE Benchmark Administration. That announcement confirmed that LIBOR will either cease to be provided by any administrator or will no longer be representative after December 31, 2021 for all non-USD LIBOR reference rates, and for 1W and 2M USD LIBOR and after June 30, 2023 for other USD LIBOR reference rates. The Company has historically utilized the USD LIBOR rates that are expected to be available and representative through June 30, 2023. When the USD LIBOR rate is discontinued the Company will utilize a suitable replacement rate as outlined in our debt agreements.

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

Foreign Exchange Rates

Revenue, operating expenses, assets and liabilities of our Canadian operations are often denominated in local currency, thereby creating limited exposure to fluctuations in exchange rates. The risks related to foreign currency exchange rates have not been and are not expected to be significant to our consolidated financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

Yellow Corporation and Subsidiaries

(Amounts in millions except share and per share data)	December 31, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$310.7	$439.3
Restricted amounts held in escrow	4.1	38.7
Accounts receivable, less allowances of $13.2 and $13.8, respectively	663.7	505.0
Prepaid expenses and other	65.0	46.8
Total current assets	1,043.5	1,029.8
Property and Equipment:
Cost	3,164.6	2,795.5
Less – accumulated depreciation	(2,032.3)	(2,031.3)
Net property and equipment	1,132.3	764.2
Deferred income taxes, net	1.4	0.9
Pension	40.5	63.2
Operating lease right-of-use assets	184.8	276.0
Other assets	23.1	51.7
Total Assets	$2,425.6	$2,185.8
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$178.4	$160.7
Wages, vacations and employee benefits	252.5	214.6
Current operating lease liabilities	76.5	114.2
Claims and insurance accruals	125.9	108.2
Other accrued taxes	72.8	68.6
Other current and accrued liabilities	45.7	30.4
Current maturities of long-term debt	72.3	4.0
Total current liabilities	824.1	700.7
Other Liabilities:
Long-term debt, less current portion	1,482.2	1,221.4
Pension and postretirement	88.2	16.7
Operating lease liabilities	118.9	172.6
Claims and other liabilities	275.7	297.7
Commitments and contingencies
Shareholders’ Deficit:
Cumulative preferred stock, $1 par value per share - authorized 5,000,000 shares	—	—
Common stock, $0.01 par value per share - authorized 95,000,000 shares, issued 50,955,000 and 50,192,000 shares, respectively	0.5	0.5
Capital surplus	2,388.3	2,383.6
Accumulated deficit	(2,475.0)	(2,365.9)
Accumulated other comprehensive loss	(184.6)	(148.8)
Treasury stock, at cost (410 shares)	(92.7)	(92.7)
Total shareholders’ deficit	(363.5)	(223.3)
Total Liabilities and Shareholders’ Deficit	$2,425.6	$2,185.8

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

Yellow Corporation and Subsidiaries

For the Years Ended December 31

(Amounts in millions except per share data; shares in thousands)	2021	2020	2019
Operating Revenue	$5,121.8	$4,513.7	$4,871.2
Operating Expenses:
Salaries, wages and employee benefits	2,921.7	2,770.1	2,963.7
Fuel, operating expenses and supplies	858.1	719.1	889.0
Purchased transportation	800.2	638.8	614.2
Depreciation and amortization	143.6	134.9	152.4
Other operating expenses	293.9	239.6	241.2
(Gains) losses on property disposals, net	0.7	(45.3)	(13.7)
Impairment charges	—	—	8.2
Total operating expenses	5,018.2	4,457.2	4,855.0
Operating Income	103.6	56.5	16.2
Nonoperating Expenses:
Interest expense	150.7	135.9	111.2
Non-union pension and postretirement benefits	59.3	(6.3)	3.1
Loss on extinguishment of debt	—	—	11.2
Other, net	(0.4)	—	(1.0)
Nonoperating expenses, net	209.6	129.6	124.5
Loss before income taxes	(106.0)	(73.1)	(108.3)
Income tax expense (benefit)	3.1	(19.6)	(4.3)
Net Loss	$(109.1)	$(53.5)	$(104.0)

Average common shares outstanding - Basic	50,720	41,694	33,252
Average common shares outstanding - Diluted	50,720	41,694	33,252

Earnings (Loss) Per Share - Basic	$(2.15)	$(1.28)	$(3.13)
Earnings (Loss) Per Share - Diluted	$(2.15)	$(1.28)	$(3.13)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

Yellow Corporation and Subsidiaries

For the Years Ended December 31

(in millions)	2021	2020	2019
Net Loss	$(109.1)	$(53.5)	$(104.0)
Other comprehensive income (loss):
Pension, net of tax:
Net actuarial gains (losses)	(112.7)	204.6	(51.7)
Settlement adjustments	64.7	2.7	1.8
Amortization of prior net losses	12.1	12.7	12.9
Amortization of prior net service credit	(0.4)	(0.4)	(0.4)
Changes in foreign currency translation	0.5	0.9	0.4
Other comprehensive income (loss)	(35.8)	220.5	(37.0)
Comprehensive Income (Loss)	$(144.9)	$167.0	$(141.0)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

Yellow Corporation and Subsidiaries

For the Years Ended December 31

(in millions)	2021	2020	2019
Operating Activities:
Net loss	$(109.1)	$(53.5)	$(104.0)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	143.6	134.9	152.4
Lease amortization and accretion expense	133.3	160.9	168.0
Lease payments	(134.4)	(135.0)	(155.1)
Paid-in-kind interest	9.3	42.4	—
Debt-related amortization	22.9	17.5	6.7
Equity-based compensation and employee benefits expense	16.1	21.8	18.6
Non-union pension settlement charges	64.7	3.6	1.8
(Gains) losses on property disposals, net	0.7	(45.3)	(13.7)
Loss on extinguishment of debt	—	—	11.2
Impairment charges	—	—	8.2
Deferred income taxes, net	(0.5)	(14.9)	(3.0)
Other noncash items, net	0.7	0.9	(0.3)
Changes in assets and liabilities, net:
Accounts receivable	(158.7)	(40.4)	7.1
Accounts payable	16.8	(3.6)	(14.8)
Other operating assets	(28.1)	(23.9)	(1.5)
Other operating liabilities	32.9	57.1	(60.1)
Net cash provided by (used in) operating activities	10.2	122.5	21.5
Investing Activities:
Acquisition of property and equipment	(497.6)	(140.6)	(143.2)
Proceeds from disposal of property and equipment	3.6	56.1	25.9
Net cash provided by (used in) investing activities	(494.0)	(84.5)	(117.3)
Financing Activities:
Issuance of long-term debt, net	325.2	374.8	570.0
Repayment of long-term debt	(3.8)	(31.4)	(579.0)
Debt issuance costs	(0.2)	(12.0)	(12.7)
Payments for tax withheld on equity-based compensation	(0.6)	(0.6)	(0.9)
Net cash provided by (used in) financing activities	320.6	330.8	(22.6)
Net Increase (Decrease) In Cash and Cash Equivalents and Restricted Amounts Held in Escrow	(163.2)	368.8	(118.4)
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, Beginning of Year	478.0	109.2	227.6
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, End of Year	$314.8	$478.0	$109.2

Supplemental Cash Flow Information:
Interest paid	$(116.8)	$(67.6)	$(106.8)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ DEFICIT

Yellow Corporation and Subsidiaries

For the Years Ended December 31

(in millions)	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2018	$—	$0.3	$2,327.6	$(2,208.4)	$(332.3)	$(92.7)	$(305.5)
Equity-based compensation	—	—	5.3	—	—	—	5.3
Net loss	—	—	—	(104.0)	—	—	(104.0)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	12.9	—	12.9
Amortization of prior service credit	—	—	—	—	(0.4)	—	(0.4)
Settlement adjustment	—	—	—	—	1.8	—	1.8
Net actuarial gain (loss)	—	—	—	—	(51.7)	—	(51.7)
Foreign currency translation	—	—	—	—	0.4	—	0.4
Balances at December 31, 2019	$—	$0.3	$2,332.9	$(2,312.4)	$(369.3)	$(92.7)	$(441.2)
Equity-based compensation	—	—	4.2	—	—	—	4.2
Equity issuance - UST commitment fee	—	0.2	46.5	—	—	—	46.7
Net loss	—	—	—	(53.5)	—	—	(53.5)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	12.7	—	12.7
Amortization of prior service credit	—	—	—	—	(0.4)	—	(0.4)
Settlement adjustment	—	—	—	—	2.7	—	2.7
Net actuarial gain (loss)	—	—	—	—	204.6	—	204.6
Foreign currency translation	—	—	—	—	0.9	—	0.9
Balances at December 31, 2020	$—	$0.5	$2,383.6	$(2,365.9)	$(148.8)	$(92.7)	$(223.3)
Equity-based compensation	—	—	4.7	—	—		4.7
Net loss	—	—	—	(109.1)	—	—	(109.1)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	12.1	—	12.1
Amortization of prior service credit	—	—	—	—	(0.4)	—	(0.4)
Settlement adjustments	—	—	—	—	64.7	—	64.7
Net actuarial gain (loss)	—	—	—	—	(112.7)	—	(112.7)
Foreign currency translation	—	—	—	—	0.5	—	0.5
Balances at December 31, 2021	$—	$0.5	$2,388.3	$(2,475.0)	$(184.6)	$(92.7)	$(363.5)

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

Yellow Corporation provides for the movement of industrial, commercial and retail goods through our LTL subsidiaries including USF Holland LLC (“Holland”), New Penn Motor Express LLC (“New Penn”), USF Reddaway Inc. (“Reddaway”), YRC Inc. and YRC Freight Canada Company (both doing business as, and herein referred to as, “YRC Freight”). Our LTL companies provide regional, national and international services through a consolidated network of facilities located primarily across the United States and Canada. We also offer services through Yellow Logistics, Inc. (“Yellow Logistics” and f/k/a HNRY Logistics, Inc.), our customer-specific logistics solutions provider, specializing in truckload, residential, and warehouse solutions.

The Company's labor force is subject to collective bargaining agreements, which predominantly expire on March 31, 2024.

2. Accounting Policies

Accounting policies refer to specific accounting principles and the methods of applying those principles to fairly present our financial position and results of operations in accordance with generally accepted accounting principles. The policies discussed below include those that management has determined to be the most appropriate in preparing our consolidated financial statements.

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

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
LTL revenue	$4,605.9	$4,093.3	$4,494.0
Other revenue(a)	515.9	420.4	377.2
Total revenue	$5,121.8	$4,513.7	$4,871.2
(a)
Other revenue is primarily comprised of truckload shipments by the LTL operating companies.

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

Fair Value of Financial Instruments

From time to time, we hold financial assets held at fair value, which consists of restricted cash held in escrow. Restricted amounts held in escrow are either cash or, at times, invested in money market accounts and are recorded at fair value based on quoted market prices and have typically been level 1 fair value assets. Assets are considered level 1 if their valuations are based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access. As of December 31, 2021 and 2020 we had $4.1 million and $38.7 million restricted amounts held in escrow, respectively. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these instruments.

The fair value of our long-term debt is included in Note 5 to the consolidated financial statements.

Concentration of Credit Risks and Other

We provide services and extend credit based on an evaluation of the customer’s financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor our exposure for credit losses and maintain allowances for anticipated losses.

At December 31, 2021, approximately 80% of our labor force was subject to collective bargaining agreements. In 2019, we agreed to a new labor agreement that, among other things, extended the expiration date of our primary labor agreement from March 31, 2019 to March 31, 2024. The agreement also updated the contribution rates under the multi-employer pension plans to which we contribute as discussed in Note 4 to the consolidated financial statements. The new agreement provided for wage and benefits increases through the term of the agreement. Finally, the new agreement provided for certain changes to work rules and our use of purchased transportation.

Revenue Recognition, Revenue-related Reserves and Expected Credit Losses

The Company’s revenues are primarily derived from the transportation services we provide through the delivery of goods over the duration of a shipment. Upon receipt of the bill of lading, the contract existence criteria are met as evidenced by a legally enforceable agreement between two parties where collectability is probable, thus creating the distinct performance obligation. The Company has elected to expense initial direct costs as incurred because the average shipment cycle is less than one week. The Company recognizes revenue and substantially all the purchased transportation expenses on a gross basis because we direct the use of the transportation service provided and remain responsible for the complete and proper shipment.

Inherent within our revenue recognition practices are estimates for revenue associated with shipments in transit, billing adjustments, and expected credit losses for receivables which are included in our consolidated balance sheets as a reduction to accounts receivable.

For shipments in transit, we record revenue based on the percentage of service completed as of the period end and recognize delivery costs as incurred. The percentage of service completed for each shipment is based on how far along in the shipment cycle each shipment is in relation to standard transit days. The total revenue earned is accumulated for all shipments in transit at a particular period end and recorded as operating revenue. The magnitude of the impacts of in transit adjustment estimates to the consolidated financial statements are limited due to the short duration, generally less than one week, of the average shipment cycle. At December 31, 2021 and 2020, our consolidated financial statements included deferred revenue as a reduction to accounts receivable of $41.3 million and $31.9 million, respectively.

The Company’s revenue-related reserves consist primarily of an allowance for doubtful accounts and rerate reserves. We record an allowance for doubtful accounts based on expected future losses. When estimating the expected future losses, we consider historical uncollectible amounts, known factors surrounding specific customers, as well as overall collection trends. Given the nature of our transportation services, adjustments may arise which create variability when establishing the transaction price used to recognize revenue. We have a high volume of performance obligations with similar characteristics; therefore we primarily use historical trends to arrive at estimated reserves. Rerate reserves, which are common for LTL carriers, are established during a process to capture incorrect ratings that require adjustment and could be identified based on many factors, including weight and commodity verifications. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during subsequent periods. Our allowance for doubtful accounts totaled $13.2 million and $13.8 million as of December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, our consolidated financial statements included a rerate reserve as a reduction to accounts receivable of $14.1 million and $12.6 million, respectively.

Self-Insurance Accruals for Claims

Claims and insurance accruals, both current and long-term, primarily reflect the estimated settlement cost of claims for workers’ compensation and property damage and liability claims (also referred to as third-party liability claims), and include cargo loss and damage not covered by insurance. We establish and modify reserve estimates for workers’ compensation and property damage and liability claims primarily based upon actuarial analyses prepared by independent actuaries. These reserves are discounted to present value using a risk-free rate based on the year of occurrence. The risk-free rate is the U.S. Treasury rate for maturities that match the expected payout of such claims and was 0.4%, 0.5% and 2.0% for workers’ compensation claims incurred as of December 31, 2021, 2020 and 2019, respectively. The rate was 0.2%, 0.5% and 2.1% for property damage and liability claims incurred as of December 31, 2021, 2020 and 2019, respectively. The process of determining reserve requirements utilizes historical loss development factors and involves an evaluation of accident frequency and severity, claims management, changes in health care costs and certain future administrative costs. The effect of future inflation for costs is considered in the actuarial analysis. Adjustments to previously established reserves are included in operating results in the year of adjustment.

Expected aggregate undiscounted amounts and material changes to these amounts related to workers’ compensation and property damage and liability claims, or third-party liability claims, as of December 31 are presented below:

(in millions)	Workers’ Compensation	Third-Party Liability Claims	Total
Undiscounted settlement cost estimate at December 31, 2019	$285.6	$73.8	$359.4
Estimated settlement cost for 2020 claims	95.0	36.4	131.4
Claim payments, net of recoveries	(88.1)	(53.6)	(141.7)
Change in estimated settlement cost for prior claim years	(17.3)	13.4	(3.9)
Undiscounted settlement cost estimate at December 31, 2020	$275.2	$70.0	$345.2
Estimated settlement cost for 2021 claims	92.4	38.1	130.5
Claim payments, net of recoveries	(94.8)	(41.0)	(135.8)
Change in estimated settlement cost for prior claim years	(5.5)	38.6	33.1
Undiscounted settlement cost estimate at December 31, 2021	$267.3	$105.7	$373.0
Discounted settlement cost estimate at December 31, 2021	$250.2	$104.3	$354.5

In addition to the amounts above, accrued settlement cost amounts for cargo claims and other insurance related amounts, none of which are discounted, totaled $17.1 million and $11.1 million at December 31, 2021 and 2020, respectively.

Estimated cash payments to settle claims, exclusive of cargo claims, which were incurred on or before December 31, 2021, for the next five years and thereafter are as follows:

(in millions)	Workers’ Compensation	Third-Party Liability Claims	Total
2022	$77.6	$37.7	$115.3
2023	45.1	29.4	74.5
2024	29.0	19.0	48.0
2025	21.0	10.2	31.2
2026	14.5	4.7	19.2
Thereafter	80.1	4.7	84.8
Total	$267.3	$105.7	$373.0

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

Property and Equipment

The following is a summary of the components of our property and equipment at cost at December 31:

(in millions)	2021	2020
Land	$235.4	$235.7
Structures	798.0	780.3
Revenue equipment	1,537.1	1,236.8
Technology equipment and software	372.3	321.5
Other, including miscellaneous field operations equipment	221.8	221.2
Total property and equipment, at cost	$3,164.6	$2,795.5

We carry property and equipment at cost less accumulated depreciation. We compute depreciation using the straight-line method based on the following service lives:

Years
Structures	10 - 30
Revenue equipment	10 - 20
Technology equipment and software	3 - 7
Other	3 - 10

For the years ended December 31, 2021, 2020 and 2019, depreciation expense was $137.1 million, $133.0 million and $150.5 million, respectively.

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

Leases

The Company determines if a contractual agreement is a lease or contains a lease at inception. The Company leases certain revenue equipment and real estate, predominantly through operating leases, and we have an immaterial number of leases in which we are a lessor. Operating leases are expensed on a straight-line basis over the life of the lease beginning on the lease commencement date. The Company determines the lease term by assuming the exercise of renewal options that are reasonably certain. The lease term is used to determine whether a lease is finance or operating and is used to calculate rent expense. Additionally, the depreciable life of leased assets and leasehold improvements is limited by the expected lease term. Operating lease balances are classified as operating lease right-of-use (“ROU”) assets and current and long-term operating lease liabilities on our consolidated balance sheet. The Company elected the short-term lease recognition exemption and short-term leases, which have an initial term of 12 months or less, are not included in our ROU assets, or corresponding lease liabilities. Lastly, the Company has an immaterial amount of finance leases.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, we use our incremental borrowing rate adjusted for duration and other factors to represent the rate we would have to pay to borrow on a collateralized basis based on the information available at commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease and we will adjust the life of the lease when it is reasonably certain that we will exercise these options.

Key assumptions include discount rate, the impact of purchase options and renewal options on our lease term, as well as the assessment of residual value guarantees. The Company has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. We have variable lease components, including lease payments with payment escalation based on the Consumer Price Index, and other variable items, such as common area maintenance and taxes.

The Company’s revenue equipment leases generally have purchase options. However, in most circumstances we are not typically certain of exercising the purchase option as we may sign a new lease, return the equipment to the lessor, or exercise the option as circumstances dictate. Our revenue equipment leases often contain residual value guarantees, but they are not reflected in our lease liabilities as our lease rates are such that residual value guarantees are not expected to be owed at the end of our leases. Wrecked units are expensed in full upon damage and paid out to the lessor.

The Company’s real estate leases will often have an option to extend the lease, but we are typically not reasonably certain of exercising options to extend as we have the ability to move to more advantageous locations over time, relocate to other leased and owned locations, or discontinue service from particular locations over time as customer demand changes.

Income Taxes

The Company uses the asset and liability method to reflect income taxes on these consolidated financial statements, which results in the recognition of deferred tax assets and liabilities by applying enacted tax rates to the differences between the carrying value of existing assets and liabilities and their respective tax basis and to loss carryforwards. Tax credit carryforwards are recorded as deferred tax assets. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the change occurs. The Company assesses the validity of deferred tax assets and loss and tax credit carryforwards and provides valuation allowances when it determines it is more likely than not that such assets, losses, or credits will not be realized. We have not recognized deferred taxes relative to foreign subsidiaries’ earnings that are deemed to be permanently reinvested. Any related income tax associated with such earnings are not material. We account for residual income tax effects in accumulated other comprehensive income using the portfolio method and will release the residual tax effect only when the entire portfolio of defined benefit pension plans are terminated.

Newly-Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740):Simplifying the Accounting for Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The new standard became effective for the Company on a prospective basis on January 1, 2021. ASU 2019-12, upon becoming effective, also removed certain exceptions to the general principles in Topic 740 including the general intraperiod tax allocation exception, and clarified and amended existing guidance to improve consistent application. The exception to the intraperiod tax allocation rules was a factor in 2020 and certain previous years.

While there are additional recently issued accounting standards that are applicable to the Company, none of these standards are expected to have a material impact on our consolidated financial statements and accompanying notes.

3. Other Accrued Taxes

The primary components of Other accrued taxes at December 31 are as follows:

(in millions)	2021	2020
Current portion of deferred employer payroll taxes	$42.8	$42.8
Other (a)	30.0	25.8
Total	$72.8	$68.6
(a)
Other includes liabilities related to operating taxes and licenses, employer payroll taxes, real estate taxes, and other immaterial tax liabilities of varying types.

Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company deferred payment of certain employer payroll taxes. Approximately half of these deferred payments were made in December 2021 and the remaining amount outstanding of $42.8 million at December 31, 2021 and is classified as current as shown in the table above.

4. Employee Benefits

Non-Union Pension Plans

Yellow Corporation and certain of our operating subsidiaries sponsor qualified defined benefit pension plans for certain employees not covered by collective bargaining agreements, which as of December 31, 2021 includes approximately 5,000 current, former and retired employees. These domestic, qualified non-union pension plans include the Yellow Corporation Pension Plan, the Roadway LLC Pension Plan, and the Yellow Retirement Pension Plan (formerly known as the YRC Retirement Pension Plan) (collectively, the "Plans"). Qualified pension benefits are based on years of service and the employees’ covered earnings. Employees covered by collective bargaining agreements participate in various multi-employer pension plans to which the Company contributes, as discussed separately below. The Plans closed to new participants effective January 1, 2004 and benefit accruals for participants were frozen effective July 1, 2008. Our actuarial valuation measurement date for the Plans is December 31.

Our long-term strategy has been focused on de-risking the Plans and improving the overall funded status. In prior years, the Company has worked to execute this strategy through efforts that included amending the Plans to provide an automatic commencement of benefit at age 65, regardless of employment status, in an effort to reduce our long-term pension obligations and ongoing annual pension expense, and one plan was amended to permit the payment of lump sum benefit payments for all participants. These amendments triggered immaterial non-cash settlement charges that are included in certain tabular disclosures below, due to the amount of lump sum benefit payments distributed from plan assets. The lump sum benefit payments reduce pension obligations and are funded from existing plan assets. The non-cash settlement charges result from the requirement to expense the unrecognized actuarial losses associated with the lump sum settlements, which are reflected in nonoperating expenses. These charges had no effect on total equity because the actuarial losses were already recognized in accumulated other comprehensive loss. Accordingly, the effect on retained earnings was offset by a corresponding reduction in accumulated other comprehensive loss.

On December 6, 2021, the Plans entered into a contract for a group annuity to transfer the obligation to pay the remaining retirement benefits of certain specific plan participants in the Plans to a highly rated insurance company (the “Partial Pension Annuitization"). Upon issuance of the group annuity contracts, the value of each affected retiree’s benefit obligation was irrevocably guaranteed by the insurer. The plan participants will not have any changes to their benefits as a result of the transfer. By irrevocably transferring the obligations to the insurer, the Company reduced its overall pension projected benefit obligation by approximately $243 million. The purchase of group annuity contracts was funded directly by assets of the Plans of approximately $253 million.

Prior to the Partial Pension Annuitization, the Plans had approximately 8,500 participants. The Partial Pension Annuitization eliminated pension plan volatility for approximately 3,700 retirees and beneficiaries and may result in future annual savings for the Plans, including for Pension Benefit Guarantee Corporation premiums. Consistent with our long-term strategy, the Company and the Plans expect to continue to look for opportunities to manage the domestic, qualified non-union pension plans obligations, which may include additional settlements in future years.

As a result of the Partial Pension Annuitization, the Company recorded a non-cash, non-operating settlement loss during the fourth quarter of 2021 of approximately $54.9 million reflecting the accelerated recognition of unamortized losses in these plans from the obligation that was settled. The Company believes the transfer has strengthened its consolidated balance sheet and reduced the risk from volatility in pension plan obligations, while continuing to meet commitments to retirees and beneficiaries.

During the year ended December 31, 2021, our pension expense exclusive of the impacts of the Partial Pension Annuitization, detailed above, was $4.2 million, which includes a $9.8 million expense recognition of other settlements from lump sum payouts during the year. Using our current plan assumptions for the discount rate of 3.08% and an assumed 5.00% return on assets we expect to record income of $1.8 million for the year ended December 31, 2022, which excludes potential settlements.

Funded Status

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2021 and 2020, and the funded status at December 31, 2021 and 2020, is as follows:

(in millions)	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$1,142.3	$1,128.8
Interest cost	30.7	37.1
Benefits paid, including lump sum and annuity transfers	(353.0)	(102.1)
Actuarial (gain) loss	(6.7)	78.5
Other	—	—
Benefit obligation at year end	$813.3	$1,142.3
Change in plan assets:
Fair value of plan assets at prior year end	$1,190.7	$900.0
Actual return on plan assets	(71.4)	356.3
Employer contributions	1.1	36.5
Benefits paid, including lump sum and annuity transfers	(353.0)	(102.1)
Fair value of plan assets at year end	$767.4	$1,190.7
Funded status at year end	$(45.9)	$48.4

The net underfunded status of the plans of $45.9 million at December 31, 2021 and the net overfunded status of the plans of $48.4 million at December 31, 2020 are recognized in the consolidated balance sheets as shown in the table below. No plan assets are expected to be returned to the Company during the year ending December 31, 2022.

Amounts recognized in the consolidated balance sheets for these pension plans at December 31 are as follows:

(in millions)	2021	2020
Noncurrent assets	$40.5	$63.2
Current liabilities	(0.6)	(0.7)
Noncurrent liabilities	(85.8)	(14.1)
Total	$(45.9)	$48.4

Amounts recognized in accumulated other comprehensive loss at December 31 consist of:

(in millions)	2021	2020
Net actuarial loss	$207.3	$171.5
Net prior service credit	(8.9)	(9.4)
Total	$198.4	$162.1

As shown above, included in accumulated other comprehensive loss at December 31, 2021, are unrecognized actuarial losses of $198.4 million ($188.8 million, net of tax).

Information for pension plans with an accumulated benefit obligation (“ABO”) in excess of plan assets and plan assets that exceed ABO at December 31, 2021 and 2020 is as follows:

	At December 31, 2021
(in millions)	ABO Exceeds Assets	Assets Exceed ABO	Total
Projected benefit obligation	$759.3	$54.0	$813.3
Accumulated benefit obligation	759.3	54.0	813.3
Fair value of plan assets	673.2	94.2	767.4

	At December 31, 2020
(in millions)	ABO Exceeds Assets	Assets Exceed ABO	Total
Projected benefit obligation	$482.9	$659.4	$1,142.3
Accumulated benefit obligation	482.9	659.4	1,142.3
Fair value of plan assets	468.1	722.6	1,190.7

Assumptions

Weighted average actuarial assumptions used to determine benefit obligations at December 31:

	2021	2020
Discount rate	3.08%	2.81%

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2021	2020	2019
Discount rate	2.81%	3.56%	4.44%
Expected rate of return on assets	5.0%	7.0%	7.0%
Mortality table (a)	Pri-2012 (MP-2021 Scale, Custom)	Pri-2012 (MP-2020 Scale, Custom)	Pri-2012 (MP-2019 Scale, Custom)

(a)
The 2021, 2020 and 2019 mortality tables were based on a custom mortality improvement scale to reflect expectations of underlying plan participants.

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

In determining the expected rate of return on assets, we consider our historical experience in the plans’ investment portfolio, historical market data and long-term historical relationships as well as a review of other objective indices including current market factors such as inflation and interest rates. Due to the historically underfunded nature of these plans we previously managed our investment portfolio to hedge risks, but primarily focused on risk seeking assets that would provide an opportunity to close the net funded deficit thus the Company selected an expected rate of return on assets of 7.0% effective for the 2020 valuation.

Based on the improved funded status in comparison to historic levels, which impacts the risk profile of the asset portfolio and various market factors, we selected an expected rate of return on assets of 5.0% effective for the 2021 valuation. We have reviewed our expected long-term rate of return based upon several factors, including those detailed above, and determined that we will not modify the expected rate of return of 5.0% for 2022. In addition, we will continue to review our expected long-term rate of return on an annual basis and, if and when appropriate, revise that assumption. The pension trust holds no Company securities.

Our asset allocation as of December 31, 2021 and 2020, and targeted long-term asset allocation for the plans are as follows:

	2021	2020	Target
Equities	32%	60%	38%
Debt Securities	49%	31%	30%
Absolute Return	19%	9%	32%

As detailed in the table directly above, as of December 31, 2021 and 2020 there were some relatively large differences between the asset allocations and the targeted allocations that were primarily reflective of different short-term circumstances in each year. There was a significant growth in equities in 2020 primarily related to an initial public offering and a subsequent lock-up period on that investment and in 2021 a need for liquidity to manage the Partial Pension Annuitization transaction.

Future Contributions and Benefit Payments

We expect cash contributions, if required at all, for the defined benefit pension plans that the Company sponsors to be nominal for 2022 and in years thereafter. The average remaining life expectancy of plan participants is approximately 22 years.

Expected benefit payments from the Plans for each of the next five years and the total cumulative benefit payments for the following five years ended December 31 are as follows:

(in millions)	2022	2023	2024	2025	2026	2027-2031
Expected benefit payments	$68.2	$63.8	$62.5	$61.3	$59.1	$254.5

Pension and Other Post-retirement Costs

The components of our net periodic pension cost, other post-retirement costs and other amounts recognized in other comprehensive loss (income) before tax for the years ended December 31, 2021, 2020 and 2019 were as follows:

(in millions)	2021	2020	2019
Net periodic benefit cost:
Interest cost	$30.7	$37.1	$45.7
Expected return on plan assets	(48.0)	(61.1)	(57.3)
Amortization of prior net losses	12.1	14.3	12.8
Amortization of prior net service credit	(0.4)	(0.4)	(0.4)
Settlement - Annuitization(s)	54.9	—	—
Settlements - All Others	9.8	3.6	1.8
Net periodic pension cost (benefit)	$59.1	$(6.5)	$2.6
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net actuarial (gains) losses and other adjustments	$112.7	$(216.7)	$51.9
Settlement - Annuitization(s)	(54.9)	—	—
Settlements - All Others	(9.8)	(3.6)	(1.8)
Amortization of prior net losses	(12.1)	(14.3)	(12.8)
Amortization of prior net service credit	0.4	0.4	0.4
Total recognized in other comprehensive loss (income)	$36.3	$(234.2)	$37.7
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$95.4	$(240.7)	$40.3

During the year ended December 31, 2021, there was no income tax expense (benefit) related to amounts in other comprehensive income. During the years ended December 31, 2020 and 2019 the income tax expense (benefit) related to amounts in other comprehensive (income) loss was $14.6 million and $(0.3) million, respectively.

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

The tables below detail by level, within the fair value hierarchy, the pension assets at fair value as of December 31, 2021 and December 31, 2020:

	Pension Assets at Fair Value as of December 31, 2021
(in millions)	Total	Level 1	Level 2	Level 3
Equities	$59.0	$59.0	$—	$—
Private equities	18.6	—	—	18.6
Fixed income:
Corporate and other	81.4	—	73.4	8.0
Government	206.2	8.2	198.0	—
Interest bearing	58.9	57.5	1.4	—
Investments measured at NAV(a)	343.3
Total plan assets	$767.4	$124.7	$272.8	$26.6

	Pension Assets at Fair Value as of December 31, 2020
(in millions)	Total	Level 1	Level 2	Level 3
Equities	$518.9	$518.4	$0.5	$—
Private equities	36.9	—	—	36.9
Fixed income:
Corporate and other	32.1	6.0	17.7	8.4
Government	250.5	55.4	195.1	—
Interest bearing	67.0	8.7	58.3	—
Investments measured at NAV(a)	285.3
Total plan assets	$1,190.7	$588.5	$271.6	$45.3
(a)
Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

The table below presents the activity of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Private Equities	Fixed income	Total Level 3
Balance at December 31, 2019	$36.4	$8.4	$44.8
Transfers in	19.4	—	19.4
Purchases	—	1.6	1.6
Sales	(7.7)	(1.4)	(9.1)
Unrealized losses	(11.2)	(0.2)	(11.4)
Balance at December 31, 2020	$36.9	$8.4	$45.3
Purchases	1.0	0.8	1.8
Sales	(24.4)	(1.3)	(25.7)
Unrealized gain	5.1	0.1	5.2
Balance at December 31, 2021	$18.6	$8.0	$26.6

The following table sets forth a summary of the assets for which a reported NAV is used to estimate the fair value as of December 31, 2021:

	Fair value estimated using Net Asset Value per Share
(in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equities (a)	$122.7	$7.5	Redemptions not permitted
Fixed income (b)	41.5	—	Monthly, Quarterly	35-90 days
Equities (c)	59.0	—	Monthly, Quarterly	3-60 days
Absolute return (d)	120.1	—	Monthly, Quarterly	5-90 days
Total	$343.3
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
(d)
Consists of investments in publicly traded securities including long and short positions in equities and exchange traded funds, equity index options, corporate and convertible debt securities and other derivatives on equities, commodities and interest rates.

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

Multi-Employer Plans

The Company contributes to various separate multi-employer health, welfare and pension plans for employees that are covered by our collective bargaining agreements (approximately 80% of total employees of the Company and its subsidiaries). The collective bargaining agreements determine the amounts of these contributions. The health and welfare plans provide medical related benefits to active employees and retirees. The pension plans provide retirement benefits to retired participants. We recognize multi-employer pension cost within salaries, wages and employee benefits the contractually required contributions for the period and recognize as a liability any contributions due and unpaid at period end. We do not directly manage the multi-employer plans to which we contribute. These pension plans' assets and liabilities are not included in our consolidated balance sheets. The trusts covering these plans are generally managed by trustees, half of whom the unions appoint and half of whom various contributing employers appoint.

We expensed the following amounts related to these plans for the years ended December 31:

(in millions)	2021	2020	2019
Health and welfare	$485.2	$488.7	$503.5
Pension	114.5	123.6	127.6
Total	$599.7	$612.3	$631.1

The following table provides additional information related to our participation in individually significant multi-employer pension plans:

Expiration Date
				Funding		of Collective-
		Pension Protection Zone Status(b)		Improvement or	Employer	Bargaining
Pension Fund(a)	EIN Number	2021	2020	Rehabilitation Plan	Surcharge Imposed	Agreement
Central States, Southeast and Southwest Areas Pension Fund	36-6044243	Critical and Declining	Critical and Declining	Yes	No	3/31/2024
Teamsters National 401(k) Savings Plan(c)	52-1967784	N/A	N/A	N/A	No	3/31/2024
Road Carriers Local 707 Pension Fund	51-6106510	Critical and Declining	Critical and Declining	Yes	No	3/31/2024
Teamsters Local 641 Pension Fund	22-6220288	Critical and Declining	Critical and Declining	Yes	No	3/31/2024

a)
The determination of individually significant multi-employer plans is based on our contributions to the plans relative to our total contributions over the periods presented, as well as our contributions to the plans relative to the total contributions that the individual plans received during the periods presented.
b)
The Pension Protection Zone Status indicated herein is based on information that the Company obtained from the plans’ Forms 5500. Unless otherwise noted, the most recent PPA zone status available for 2021 and 2020 is for the plan’s year-end during calendar years 2020 and 2019, respectively. Among other factors, plans in the critical or critical and declining zone are generally less than 65 percent funded, plans in the endangered zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
c)
The policies of the Western Conference of Teamsters Pension Trust precluded the Company from reentering the plan on June 1, 2011. The plan did not assess a withdrawal liability and has not done so since June 1, 2011. Contributions related to the employees previously covered by this plan are now being made to the Teamsters National 401(k) Plan.

The Company was listed in the Central States, Road Carriers Local 707 Pension Fund and Teamsters Local 641 Pension Fund’s Forms 5500 as providing more than 5 percent of the total contributions for 2021 and 2020.

We contributed a total of $115.4 million, $115.0 million and $128.8 million in cash to the multi-employer pension funds for the years ended December 31, 2021, 2020 and 2019, respectively. The following table provides the pension amounts contributed by fund for those funds that are considered to be individually significant for the years ended December 31:

(in millions)	2021	2020	2019
Central States, Southeast and Southwest Areas Pension Fund	$68.4	$69.0	$77.7
Teamsters National 401(k) Savings Plan	18.9	17.5	19.0
Road Carriers Local 707 Pension Fund	1.9	1.9	2.5
Teamsters Local 641 Pension Fund	1.9	1.9	2.1

In March 2021, the American Rescue Plan Act of 2021 (the “ARPA”) was passed, which includes, among many other provisions, significant financial assistance for eligible, underfunded multi-employer pension plans. The Company believes that several multi-employer pension plans for employees covered by our collective bargaining agreements are eligible, including the Central States, Southeast and Southwest Areas Pension Fund and the Teamsters Local 641 Pension Fund. The special financial assistance provided by the ARPA is designed to cover the payments of accrued pension benefits through the 2051 plan year and is not subject to any repayment obligations. The Pension Benefit Guaranty Corporation ("PBGC") has issued the application requirements for special financial assistance and additional guidance, and has begun providing approvals to certain plans. Based upon our understanding of these regulations and guidance, the Company does not anticipate any material short-term impacts of this financial assistance. The Company is monitoring applications submitted by the relevant multi-employer pension plans. In January 2022, the Road Carriers Local 707 Pension Fund received the PBGC's approval that should result in this plan receiving $725.6 million in special financial assistance.

If we fail to make our required contributions to a multi-employer plan, it would expose us to penalties including potential withdrawal liabilities. The Company has no intention of triggering such withdrawal liabilities due to contributions or otherwise.

401(k) Savings Plans

We sponsor the Yellow Corporation 401(k) Plan and the Reddaway Hourly 401(k) Plan, which are defined contribution plans primarily for employees that our collective bargaining agreements do not cover. The plans permit participants to make contributions to the plans and permit the employer of participants to make contributions on behalf of the participants. Additionally, the Reddaway Hourly 401(k) Plan allows for a non-elective employer contribution. Including non-elective employer contributions, total employer contributions were $6.7 million in 2021, $3.7 million in 2020 and $12.8 million in 2019. Our employees covered under collective bargaining agreements may also participate in union-sponsored 401(k) plans.

Annual Incentive Awards

The Company provides an annual incentive compensation plan (Annual Incentive Plan, or AIP) to certain salaried employees across various levels of the organization which is based on factors such as operating revenues and Adjusted EBITDA achieved for the year, compared to targeted operating results. Results from operations include incentive compensation expense of $33.1 million and $10.0 million in 2021 and 2020, respectively, primarily for the AIP. There were no such expenses in 2019.
5. Debt and Financing

Our outstanding debt as of December 31, 2021 and December 31, 2020 consisted of the following:

As of December 31, 2021 (in millions)	Par Value	Discount	Commitment Fee	Debt Issuance Costs	Book Value		Effective Interest Rate
UST Loan Tranche A(a)	$311.4	$—	$(12.9)	$(3.4)	$295.1	(b)	6.4%
UST Loan Tranche B	400.0	—	(17.3)	(4.5)	378.2	(b)	6.5%
Term Loan (a)	612.5	(15.0)	—	(6.6)	590.9	(c)	9.5%
ABL Facility	—	—	—	—	—		N/A
Secured Second A&R CDA	24.1	—	—	—	24.1		7.7%
Unsecured Second A&R CDA	42.5	—	—	(0.1)	42.4		7.7%
Lease financing obligations	224.0	—	—	(0.2)	223.8	(d)	17.4%
Total debt	$1,614.5	$(15.0)	$(30.2)	$(14.8)	$1,554.5
Current maturities of Term Loan	(1.5)	—	—	—	(1.5)
Current maturities of Secured and Unsecured Second A&R CDA	(66.6)	—	—	0.1	(66.5)
Current maturities of lease financing obligations	(4.3)	—	—	—	(4.3)
Long-term debt, less current portion	$1,542.1	$(15.0)	$(30.2)	$(14.7)	$1,482.2

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

As of December 31, 2020 (in millions)	Par Value	Discount	Commitment Fee	Debt Issuance Costs	Book Value		Effective Interest Rate
UST Loan Tranche A(a)	$302.3	$—	$(17.7)	$(4.6)	$280.0	(b)	6.5%
UST Loan Tranche B	74.8	—	(4.4)	(1.2)	69.2	(b)	6.5%
Term Loan	613.0	(21.0)	—	(9.3)	582.7	(c)	9.5%
ABL Facility	—	—	—	—	—		N/A
Secured Second A&R CDA	24.1	—	—	(0.1)	24.0		7.7%
Unsecured Second A&R CDA	43.9	—	—	(0.1)	43.8		7.7%
Lease financing obligations	225.9	—	—	(0.2)	225.7	(d)	17.2%
Total debt	$1,284.0	$(21.0)	$(22.1)	$(15.5)	$1,225.4
Current maturities of Unsecured Second A&R CDA	(1.4)	—	—	—	(1.4)
Current maturities of lease financing obligations	(2.6)	—	—	—	(2.6)
Long-term debt, less current portion	$1,280.0	$(21.0)	$(22.1)	$(15.5)	$1,221.4

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

The UST Credit Agreements have maturity dates of September 30, 2024, with a single payment at maturity of the outstanding balance. The Tranche A UST Credit Agreement consists of a $300.0 million term loan and bears interest at a rate of Eurodollar rate (subject to a floor of 1.0%) plus a margin of 3.5% per annum, consisting of 1.50% in cash and the remainder paid-in-kind. Proceeds from the Tranche A UST Credit Agreement were used to meet the Company’s contractual obligations and maintain working capital. The Tranche B UST Credit Agreement consists of a $400.0 million term loan and bears interest at a rate of Eurodollar rate (subject to a floor of 1.0%) plus a margin of 3.5% per annum, paid in cash. Proceeds from the Tranche B UST Credit Agreement were used predominantly for the acquisition of tractors and trailers. Obligations under the UST Credit Agreements are secured by a perfected first priority security interest in the escrow or controlled account supporting the respective UST Credit Facility, certain tractors and trailers (in the case of the Tranche B UST Credit Agreement) and a perfected junior priority security interest (subject in each case to permitted liens) in substantially all other assets of the Company and the Term Guarantors, subject to certain exceptions.

The UST Credit Agreements were funded through a series of draws made over time as the proceeds are utilized for the purposes outlined by the agreements. Funds drawn on the UST Credit Agreements are initially segregated into restricted accounts and those funds were included in “Restricted amounts held in escrow” in the accompanying consolidated balance sheet. Borrowings are subject to the various requirements stated in the UST Credit Agreements.

The Company issued 15,943,753 shares of common stock as consideration related to the UST Credit Agreements, which has impacted both the capital surplus and common stock, for the par value per share. Accordingly, the fair value of those shares at issuance of approximately $46.7 million was recorded as a commitment fee that will be amortized into interest expense on a straight-line basis over the term of the availability of the UST funds, which ends on September 30, 2024. The Company initially classified the unamortized commitment fee both as a non-current asset, included within other assets, and as a reduction to long-term debt and financing, less current portion, for the remaining balance associated with the undrawn UST funds and the drawn UST funds, respectively, on our consolidated balance sheet as of December 31, 2020. As the Company drew funds, a portion of the commitment fee was reclassified from other assets to a reduction to long-term debt and financing, less current portion, based on the amount of UST funds drawn compared to total UST funds available. As of December 31, 2021, all unamortized commitment fees are classified as a reduction to long-term debt and financing.

As a result of entering into the UST Credit Agreements, the Company incurred $12.2 million in debt issuance costs for the origination, legal and related fees. The debt issuance costs will be amortized into interest expense on a straight-line basis over the term of the UST funds, which ends September 30, 2024. The Company initially classified the debt issuance costs both as a non-current asset, included within other assets, and as a reduction to long-term debt and financing, less current portion, for the remaining balances associated with the undrawn UST Funds and the drawn UST funds, respectively, on our consolidated balance sheet as of December 31, 2020. As the Company drew funds, a portion of the debt issuance costs were reclassified from other assets to a reduction to long-term debt and financing, less current portion, based on the amount of UST funds drawn compared to total UST funds available. As of December 31, 2021, all unamortized debt issuance costs are classified as a reduction to long-term debt and financing.

Under the UST Credit Agreements and Term Loan (discussed below), beginning at December 31, 2021, the Company has a quarterly requirement to maintain a minimum trailing-twelve-month ("TTM") Adjusted EBITDA of $100.0 million. This requirement increases beginning March 31, 2022 to a TTM Adjusted EBITDA of $150.0 million and increases at June 30, 2022, and thereafter through the maturity of these agreements, to a TTM Adjusted EBITDA of $200.0 million. Management expects, based on actual and forecasted operating results, the Company will meet this covenant requirement for the period it became effective and the next twelve months.

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

On July 7, 2020, the Company and the Term Guarantors entered into Amendment No. 2 (the “Second Term Loan Amendment”) to the Term Loan Agreement. The material terms of the Second Term Loan Amendment include, among other things, a consent to the refinancing and conforming changes to the description of collateral set forth in the UST Credit Agreements, permanently capitalizing previously paid-in-kind interest on borrowings under the Term Loan Agreement, and that all future interest shall accrue at Eurodollar rate plus a margin of 7.5% per annum and 6.5% per annum in the case of alternative base rate borrowings paid in cash. Additionally, the Company is subject to certain financial covenant requirements identical to those of the UST credit agreements.

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

At our option, borrowings under the ABL Facility bear interest at either: (i) the applicable USD LIBOR rate plus 2.25%, as amended, or (ii) the base rate (as defined in the ABL Facility) plus 1.25%, as amended. Letter of credit fees equal to the applicable USD LIBOR margin in effect, 2.25% as amended, are charged quarterly in arrears on the average daily stated amount of all letters of credit outstanding during the quarter. Unused line fees are charged quarterly in arrears (such unused line fee percentage is equal to 0.375% per annum if the average revolver usage is less than 50% or 0.25% per annum if the average revolver usage is greater than 50%).

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

As of December 31, 2021, our Availability under our ABL Facility was $93.1 million, and our Managed Accessibility is $48.1 million. Availability is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $356.9 million of outstanding letters of credit. Our Managed Accessibility represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured as of December 31, 2021. If eligible receivables fall below the threshold management uses to measure availability, which is 10% of the borrowing line, the Credit Agreement governing the ABL Facility permits adjustments from eligible borrowing base cash to restricted cash prior to the applicable compliance measurement date, which for the year-end 2021 is as of January 15, 2022. Cash and cash equivalents and Managed Accessibility was $358.8 million as of December 31, 2021.

As of December 31, 2020, our Availability under our ABL Facility was $43.7 million, and our Managed Accessibility was $4.0 million. As of January 15, 2021, we had less than 10% of the borrowing line in eligible receivables and moved $3.1 million of cash into restricted cash, as permitted under the ABL Facility, which effectively put our cash and cash equivalents and Managed Accessibility was $440.2 million as of December 31, 2020.

The table below summarizes cash and cash equivalents and Managed Accessibility at December 31:

(in millions)	2021	2020
Cash and cash equivalents	$310.7	$439.3
Less: amounts placed into restricted cash subsequent to year-end	—	(3.1)
Managed Accessibility	48.1	4.0
Total cash and cash equivalents and Managed Accessibility	$358.8	$440.2

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

Maturities

The principal maturities over the next five years and thereafter of total debt as of December 31, 2021 was as follows:

(in millions)	UST Tranche A(a)	UST Tranche B	Term Loan	ABL Facility	Second A&R CDA	Lease Financing Obligations(b)	Total
2022	$—	$—	$1.5	$—	$66.6	$4.3	$72.4
2023	—	—	—	—	—	5.6	5.6
2024	311.4	400.0	611.0	—	—	3.9	1,326.3
2025	—	—	—	—	—	3.4	3.4
2026	—	—	—	—	—	0.2	0.2
Thereafter	—	—	—	—	—	206.6	206.6
Total	$311.4	$400.0	$612.5	$—	$66.6	$224.0	$1,614.5

(a)
A portion of the applicable interest is paid-in-kind, which may impact the relevant principal maturities prospectively.
(b)
Lease financing obligations subsequent to 2026 of $206.6 million consist primarily of interest payments.

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	December 31, 2021		December 31, 2020
(in millions)	Book Value	Fair Value	Book Value	Fair Value
UST Loans	$673.3	$636.5	$349.2	$322.0
Term Loan	590.9	612.9	582.7	611.0
Second A&R CDA	66.5	66.6	67.8	67.8
Lease financing obligations	223.8	223.7	225.7	225.8
Total debt	$1,554.5	$1,539.7	$1,225.4	$1,226.6

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

6. Leases

Leases (in millions)	December 31, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	$184.8	$276.0
Liabilities
Current
Current operating lease liabilities	$76.5	$114.2
Noncurrent
Operating lease liabilities	118.9	172.6
Total lease liabilities	$195.4	$286.8

Lease Cost (in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease cost(a)	$133.3	$160.9
Short-term cost(b)	30.1	16.3
Variable lease cost(b)	10.8	9.7
Total lease cost	$174.2	$186.9
(a)
Operating lease cost represent non-cash amortization of ROU assets and accretion of the discounted lease liabilities and is segregated on the statement of consolidated cash flows.
(b)
These costs are classified as operating expense and recorded primarily within purchased transportation.

Remaining Maturities of Lease Liabilities (in millions)	Operating Leases
2022	$94.4
2023	56.9
2024	27.1
2025	15.2
2026	11.8
After 2026	40.2
Total lease payments	$245.6
Less: Imputed interest	50.2
Present value of lease liabilities	$195.4

Lease Term and Discount Rate	2021	2020
Weighted-average remaining lease term - operating leases (years)	4.0	3.3
Weighted-average discount rate - operating leases	11.6%	12.1%

Other Information (in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$136.3	$134.0
Leased assets obtained in exchange for new operating lease liabilities	18.3	13.5

7. Equity-Based Compensation Plans

We reserved 2.5 million shares for issuance to key management personnel and directors under the 2019 Incentive and Equity Award Plan, in addition to the 5.0 million shares reserved for the Amended and Restated 2011 Incentive and Equity Award Plan. As of December 31, 2021, 1.9 million shares remain available for future issuance under these plans. The plans permit the issuance of restricted stock and stock units, as well as options, stock appreciation rights, and performance stock and performance stock unit awards. Awards under the plan can be generally satisfied in cash or shares at the discretion of the Board of Directors. According to the plan provisions, the stock units provide the holders the right to receive one share of our Common Stock upon vesting (and distribution) of one stock unit. The plan requires the exercise price of any option granted may not be less than the fair market value of a share of our Common Stock on the date of grant.

Additionally, we reserved 3.0 million shares for issuance to employees under the 2020 employee stock purchase plan. As of December 31, 2021, 2.9 million shares remain available for future issuance under this plan.

Restricted Stock and Stock Units

A summary of the activity of our unvested restricted stock and stock unit awards are presented in the following table:

	Shares/units (in thousands)	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2018	1,416	$10.65
Granted	437	5.39
Vested and distributed	(779)	9.16
Forfeited	(81)	10.74
Unvested at December 31, 2019	993	9.50
Granted	1,656	2.12
Vested and distributed	(820)	5.44
Forfeited	(258)	2.96
Unvested at December 31, 2020	1,571	4.90
Granted	1,151	7.21
Vested and distributed	(709)	5.28
Forfeited	(239)	3.21
Unvested at December 31, 2021	1,774	$6.48

As of December 31, 2021, all of the members of the Board of Directors have deferred receipt of the Common Stock underlying some or all of the restricted stock units they have been awarded until a later date, such as when the director ceases to serve on the Board or, under certain circumstances, upon a change of control. Thus, while some of these restricted stock units have vested, the directors have not yet received the underlying Common Stock. For the years ended December 31, 2021, 2020, and 2019, the total number of restricted stock units that are vested but for which the underlying Common Stock has not been distributed was 570,000, 580,000, and 500,000, respectively; these shares are shown as unvested in the above table.

The intrinsic value of unvested shares as of December 31, 2021 was $22.3 million. The Company records expense on a straight-line basis over the vesting term. For the years ended December 31, 2021, 2020 and 2019, the Company recorded compensation expense for restricted stock and stock unit awards of $3.8 million, $2.9 million, and $3.6 million, respectively. Unrecognized compensation expense related to restricted stock and stock unit awards of $5.3 million at December 31, 2021 is expected to be recognized over a weighted-average period of 1.7 years.

The vesting provisions for the restricted stock and stock unit awards and the related number of shares granted during the year ended December 31 are as follows:

	Shares/units (in thousands)
Vesting Terms	2021	2020	2019
33.3% within 30 days and 33.3% on the 1 and 2 year anniversary of grant date	494	12	—
20% per year for five years	492	—	—
100% immediately	135	129	186
25% immediately and 25% on the 1, 2 and 3 year anniversary of grant date	—	1,500	—
Other various vesting terms	30	15	251
Total restricted stock and stock units granted	1,151	1,656	437

The fair value of non-vested shares is determined based on the closing trading price of our shares on the grant date. The fair value of shares vested and distributed during the years ended December 31, 2021, 2020 and 2019 was $3.7 million, $4.5 million, and $7.1 million, respectively.

The outstanding awards under our stock compensation plans are considered participating securities in our earnings (loss) per share calculation. See Note 10 for additional details.

8. Income Taxes

Deferred tax assets (liabilities) were comprised of the following at December 31:

(in millions)	2021	2020
Depreciation	$(104.5)	$(83.8)
Operating lease right-of-use assets	(42.1)	(65.3)
Deferred revenue	—	(3.3)
Intangibles	(1.4)	(2.9)
State taxes	(17.9)	(19.6)
Other, including debt and interest	(13.7)	(22.3)
Deferred tax liabilities	(179.6)	(197.2)
Claims and insurance	88.6	84.4
Net operating loss carryforwards	219.1	216.7
Employee benefit accruals	55.6	23.9
Sale/leaseback transactions	50.8	53.0
Operating lease liabilities	46.3	68.7
Employer payroll taxes	9.7	20.0
Other, including debt and interest	39.0	37.0
Deferred tax assets	509.1	503.7
Valuation allowance	(328.1)	(305.6)
Net deferred tax assets	181.0	198.1
Net deferred tax asset	$1.4	$0.9

Cash paid, net of refunds received, for income taxes is nominal for all years presented.

As of December 31, 2021, the Company has remaining federal net operating loss carryforwards of approximately $795.0 million. Deemed ownership changes that occurred in January 2014 and in prior years imposed annual and cumulative limits under the Internal Revenue Code on the utilization of these carryforwards. These limits are not expected to inhibit the Company’s ability to utilize these losses over their carry forward periods. Carryforwards of $656.6 million incurred prior to 2018 expire between 2030 and 2037. Pursuant to the Tax Cuts and Jobs Act of 2017, net operating losses incurred after 2017 are available to be carried forward indefinitely. As of December 31, 2021, the Company has only nominal amounts of general business and other credit carryforwards, which will likely not be utilized and will expire between 2027 and 2031 if not used.

As of December 31, 2021 and 2020, a valuation allowance of $328.1 million and $305.6 million, respectively, has been established for deferred tax assets because, based on available sources of future taxable income, it is more likely than not that those assets will not be realized.

A reconciliation between income taxes at the federal statutory rate and the consolidated effective tax rate follows for the years ended December 31:

	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net	(1.1%)	(1.2%)	(0.7%)
Foreign tax rate differential	(1.3%)	(1.0%)	(2.6%)
Permanent differences	(3.0%)	(2.3%)	(0.6%)
Valuation allowance	(18.7%)	(19.7%)	(17.7%)
Benefit from intraperiod tax allocation	—%	20.0%	—%
Net change in unrecognized tax benefits	0.3%	8.9%	0.6%
Other, net (primarily prior year return to provision)	(0.1%)	1.1%	4.0%
Effective tax rate	(2.9%)	26.8%	4.0%

The income tax provision (benefit) consisted of the following for the years ended December 31:

(in millions)	2021	2020	2019
Current:
Federal	$—	$(6.2)	$—
State	1.4	0.4	(3.3)
Foreign	2.2	1.1	2.0
Current income tax expense (benefit)	3.6	(4.7)	(1.3)

Deferred:
Federal	—	(9.4)	—
State	—	(5.2)	—
Foreign	(0.5)	(0.3)	(3.0)
Deferred income tax benefit	(0.5)	(14.9)	(3.0)

Income tax expense (benefit)	$3.1	$(19.6)	$(4.3)

Based on the income (loss) before income taxes:
Domestic	$(111.3)	$(77.4)	$(104.7)
Foreign	5.3	4.3	(3.6)
Income (Loss) before income taxes	$(106.0)	$(73.1)	$(108.3)

The Company applies the intraperiod tax allocation rules to allocate income taxes among continuing operations, other comprehensive income (loss), and additional paid-in capital when our situation meets the criteria as prescribed in the rule. The Company adopted ASU 2019-12 (see Note 2 – Accounting Policies) on January 1, 2021. ASU 2019-12 removed the exception to the intraperiod tax allocation rules on a prospective basis; as such, there was no domestic deferred benefit recognized in 2021. During 2020, the Company recognized $14.6 million of deferred benefit in the statement of consolidated operations and an equal and offsetting deferred tax expense in other comprehensive income (loss) included in the statement of consolidated comprehensive income (loss) due to the application of the exception within the intraperiod tax allocation rules. This allocation has no effect on total tax provision or total valuation allowance. There was no domestic deferred benefit recognized in 2019 as the exception did not apply.

Uncertain Tax Positions

A rollforward of the total amount of unrecognized tax benefits for the years ended December 31 is as follows:

(in millions)	2021	2020
Unrecognized tax benefits at January 1	$40.7	$58.5

Increases related to:
Tax positions taken during a prior period	—	—
Tax positions taken during the current period	0.3	0.3

Decreases related to:
Tax positions taken during a prior period	—	(0.2)
Lapse of applicable statute of limitations	(0.6)	(17.9)

Unrecognized tax benefits at December 31	$40.4	$40.7

At December 31, 2021 and 2020, there are $3.0 million and $3.3 million, respectively, of benefits that, if recognized, would affect the effective tax rate. The differences between these amounts and the amounts appearing in the table above represent unrecognized tax benefits which have been netted against deferred tax assets for net operating loss carryforwards and not recorded to the liability for unrecognized tax benefits. During the years ended December 31, 2021 and December 31, 2020 we paid no amounts to settle audits.

The Company experienced only nominal activity with regard to interest on uncertain tax positions for both 2021 and 2020. The Company accrued no penalties relative to uncertain tax positions in either 2021 or 2020. The Company has elected to treat interest and penalties on uncertain tax positions as “Interest expense” and “Other operating expenses”, respectively.

It is reasonably possible that the existing unrecognized tax benefits may decrease over the next twelve months by as much as $7.3 million because of developments in examinations, or from the expiration of statutes of limitation.

Tax years that remain subject to examination for our major tax jurisdictions as of December 31, 2021:

Statute remains open	2014-2020
Tax years not examined	2014-2021

In 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act contained numerous income tax provisions, such as relaxing the limitations on the deductibility of interest and the carryback of net operating losses for specific periods. The Company performed an analysis of these provisions and due to the unavailability of excess taxable income in the current or carry back periods, and the application of a valuation allowance to deferred tax assets, the Company's effective income tax rate and its tax provision are unaffected by the income tax provisions of the CARES Act.

9. Shareholders’ Deficit

The following reflects the activity in the shares of our common stock for the years ended December 31:

Common Shares (in thousands)	2021	2020	2019
Beginning balance	50,192	33,715	33,090
Equity issuance - UST commitment fee	—	15,944	—
Issuance of equity awards, net	763	533	625
Ending balance	50,955	50,192	33,715

The shares issued to the UST are subject to a voting trust agreement entered on July 9, 2020 which provides that all shares of the Company’s common stock owned by the UST shall be delivered to a voting trust and voted in proportion as all other common stock are voted, subject to certain exceptions defined therein.

The Company issued to the IBT one share of Series A Voting Preferred Stock that entitles the holder to appoint two directors to the Company’s Board of Directors.

10. Earnings (Loss) Per Share

We calculate basic earnings (loss) per share by dividing our net earnings (loss) available to common shareholders by our weighted-average shares outstanding at the end of the period. When appropriate, the calculation for diluted earnings (loss) per share adjusts the weighted average shares outstanding for our dilutive unvested shares and stock units using the treasury stock method. Our calculations for basic and dilutive earnings (loss) per share for the years ended December 31 are as follows:

(dollars in millions, except per share data, shares and stock units in thousands)	2021	2020	2019
Basic and dilutive net income (loss)	$(109.1)	$(53.5)	$(104.0)

Basic weighted average shares outstanding	50,720	41,694	33,252
Effect of dilutive securities:
Unvested shares and stocks units(a)	—	—	—
Dilutive weighted average shares outstanding	50,720	41,694	33,252

Basic earnings (loss) per share(b)	$(2.15)	$(1.28)	$(3.13)
Diluted earnings (loss) per share(b)	$(2.15)	$(1.28)	$(3.13)

a)
Includes unvested shares of Common Stock, unvested stock units, and vested stock units for which the underlying Common Stock has not been distributed.
b)
Earnings (loss) per share is based on unrounded figures and not the rounded figures presented.

Given our net loss position for the years ended December 31, 2021, 2020 and 2019, there are no dilutive securities for these periods.

Our anti-dilutive securities for the years ended December 31 are as follows:

(shares in thousands)	2021	2020	2019
Anti-dilutive unvested shares and options	172	123	610

11. Commitments, Contingencies, and Uncertainties

Department of Defense Complaint

In December 2018, the United States on behalf of the United States Department of Defense filed a complaint in Intervention against the Company (and two other defendants) in the U.S. District Court for the Western District of New York captioned United States ex rel. James Hannum v. YRC Freight, Inc.; Roadway Express, Inc.; and Yellow Transportation, Inc., Civil Action No. 08-0811(A). The complaint alleges that the Company violated the False Claims Act by overcharging the Department of Defense for freight carrier services by failing to comply with the contractual terms of freight contracts between the Department of Defense and the Company and related government procurement rules. The complaint also alleges claims for unjust enrichment and breach of contract. Under the False Claims Act, the complaint seeks treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts. The remaining common causes of action seek an undetermined amount for an alleged breach of contract or alternatively causes constituting unjust enrichment or a payment by mistake. The Company has moved to dismiss the case, and the court heard oral arguments on the motion on August 12, 2019. On July 17, 2020, the Magistrate Judge to whom the case had been referred issued a Report and Recommendation recommending that the District Judge grant the Company’s motion to dismiss in part with respect to one claim and deny it in all other respects. On May 10, 2021, the District Court entered a Decision and Order adopting Magistrate Judge’s Report and Recommendation and Decision and Order. On December 6, 2021, the District Court granted a sixty day stay of all proceedings to allow parties time to discuss a potential resolution in this action. On February 3, 2022, the United States filed a Status Report and Motion to Stay (the “Motion”) with the District Court to facilitate efforts to reach a settlement agreement. The Motion was granted on February 4, 2022, and will stay all proceedings another sixty days. If these efforts fail to result in a settlement, the parties anticipate returning to the Court to request a resumption of the lawsuit and to seek a further order governing the timing of the action. Management believes the Company has meritorious defenses against the remaining counts and intends to vigorously defend this action. We are unable to estimate the possible loss, or range of possible loss, associated with these claims at this time.

Shareholder Derivative Complaint

In February 2021, two putative shareholders filed an action derivatively and on behalf of the Company naming Douglas A. Carty, Raymond J. Bromark, William R. Davidson, Matthew A. Doheny, Robert L. Friedman, James E. Hoffman, Michael J. Kneeland, Patricia M. Nazemetz, James F. Winestock, Jamie G. Pierson, Darren D. Hawkins, James L. Welch and Stephanie D. Fisher individually as defendants and the Company as the nominal defendant. The case, captioned Bhandari, et al. v. Carty, et al., Case No. 2021-0090-SG, was filed in the Court of Chancery in the State of Delaware. The complaint alleged that the Company was exposed to harm by the individual defendants’ purported conduct concerning its freight-billing practices as alleged in the Department of Defense complaint and a settled class action securities complaint. The complaint asserts that the individual defendants breached their fiduciary duties and were unjustly enriched as a result of their purported conduct. Claims similar to those raised in Bhandari had been raised in two shareholder derivative cases that were previously disclosed by the Company and have been dismissed. The defendants moved to dismiss the action on April 19, 2021. On July 16, 2021, the putative shareholders moved for entry of an order dismissing the Bhandari action without prejudice. On July 19, 2021, the Court entered an order dismissing the action without prejudice.

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

12. Related Party Transactions

We are deemed a related party under the applicable accounting standards with the United States federal government as a result of entering the UST Credit Agreements in 2020 and the associated issuance of common stock to the UST. In the ordinary course of business, the Company has continued to regularly transact with various authorities associated with the United States federal government (the “U.S. government”) and to also operate in an industry subject to various U.S. government regulations. These transactions and regulatory oversight relationships include the Company providing a full range of transportation services to various U.S. government entities and the Company being subject to certain applicable U.S. government regulations such as those of the U.S. Departments of Transportation and Homeland Security, as examples.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Yellow Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Yellow Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 4, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Self-insurance accruals

As described in Note 2 to the consolidated financial statements, the Company establishes accruals for workers’ compensation and property damage and liability claims based upon actuarial analyses prepared by independent actuaries. The Company has recorded accruals for workers’ compensation claims of $250.2 million and property damage and liability claims of $104.3 million as of December 31, 2021. The accruals for workers’ compensation and property damage and liability claims are based upon individual case estimates and actuarial estimates for loss development factors based upon past experience. These estimates are based on historical loss experience and judgments about the present and expected levels of costs per claim and the time required to settle claims.

We identified the evaluation of the estimate of the Company’s self-insurance accruals for workers’ compensation and property damage and liability claims as a critical audit matter. Subjective auditor judgment and specialized skills and knowledge were required to evaluate the selection of actuarial methods and assumptions used in estimating the accruals for claims. Specifically, evaluating the loss development factor assumptions used in the Company’s actuarial analysis involved a high degree of complexity and subjectivity.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s self-insurance process, including controls over the selection of actuarial methods and development of loss development factor assumptions used in estimating the self-insurance accruals for claims. We involved actuarial professionals with specialized skills and knowledge who assisted in:

•
assessing the actuarial methods used by the Company for consistency with generally accepted actuarial standards
•
evaluating the Company’s ability to estimate self-insurance accruals by comparing its historical estimates based on actuarial methods with actual claim activity
•
evaluating the Company’s actuarial loss development factor assumptions underlying the accruals for consistency with the Company’s historical reported and paid loss development
•
developing an independent range for claim accruals using the Company’s historical loss data and independently developed actuarial assumptions and comparing those expectations to the Company’s claim accruals.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Kansas City, Missouri

February 4, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Yellow Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Yellow Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 4, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 4, 2022

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of December 31, 2021 and has concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2021 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment using those criteria, our management concluded that, as of December 31, 2021, our system of internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited our December 31, 2021 consolidated financial statements, has issued an audit report on our system of internal control over financial reporting. The KPMG LLP audit report is included herein.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G to Form 10-K, the information required by this item, other than information regarding (i) our executive officers, which is incorporated by reference to Part I of this Form 10-K under the heading “Information about our Executive Officers,” and (ii) our code of ethics, which is described below and titled the “Code of Business Conduct,” is included under the captions “Directors to be Elected by our Stockholders,” “Directors Selected by the Holder of our Series A Preferred Stock,” “Stockholder Proposals and Director Nomination for 2022 Annual Meeting,” “Structure and Functioning of the Board Audit & Ethics Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Code of Business Conduct

We have adopted a written Code of Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. It is available under “Governance” and therein under "Documents & Charters" on our website located at www.myyellow.com. We intend to disclose any amendments or waivers to our Code of Business Conduct by posting such information on our website located at www.myyellow.com, other than technical, administrative or non-substantive amendments, and any waivers, including implicit waivers, from any provision of our Code of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, which information will be disclosed via SEC filing.

Item 11. Executive Compensation

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in our Proxy Statement related to the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Security Ownership of Management and Directors,” “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in our Proxy Statement related to the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Structure and Functioning of the Board” and “Certain Relationships and Related Transactions” in our Proxy Statement related to the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the caption “Audit and Audit-Related Fees” in our Proxy Statement related to the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The consolidated financial statements of the Company included under Item 8 - Financial Statements and Supplementary Data.

(a)(3) Exhibits

3.1.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on September 16, 2011, File No. 000-12255).

3.1.2	Certificate of Designations of Series A Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on July 25, 2011, File No. 000-12255)

3.1.3	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on March 17, 2014, File No. 000-12255).

3.1.4

Certificate of Ownership and Merger, effective February 4, 2021, changing the name of the Company to Yellow Corporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on February 4, 2021, File No. 000-12255).

3.2

Second Amended and Restated Bylaws of the Company, adopted as of February 4, 2021 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed on February 4, 2021, File No. 000-12255).

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

10.3.2

Amendment No. 1 to Amended and Restated Credit Agreement, dated April 7, 2020, by and among the Company, as borrower, the subsidiaries of the borrower party thereto from time to time, the lenders from time to time party thereto, and Cortland Products Corp. (n/k/a Alter Domus Products Corp.), as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File No. 000-12255).

10.3.3

Amendment No. 2 to Amended and Restated Credit Agreement, dated July 7, 2020, by and among the Company, as borrower, the subsidiaries of the borrower party thereto from time to time, the lenders from time to time party thereto, and Alter Domus Products Corp., as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, File No. 000-12255).

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

10.4.6

Amendment No. 6 to Loan and Security Agreement by and among the Company, certain of the Company’s subsidiaries party thereto, the lenders party thereto and Citizens Business Capital as agent (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter-ended September 30, 2020, File No. 000-12255).

10.5

UST Tranche A Term Loan Credit Agreement, dated July 7, 2020, by and among the Company, as borrower, the subsidiaries of the borrower party thereto from time to time, the lenders from time to time party thereto, and The Bank of New York Mellon, as administrative agent and collateral agent for the lenders. (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter-ended September 30, 2020, File No. 000-12255).

10.6

UST Tranche B Term Loan Credit Agreement, dated July 7, 2020, by and among the Company, as borrower, the subsidiaries of the borrower party thereto from time to time, the lenders from time to time party thereto, and The Bank of New York Mellon, as administrative agent and collateral agent for the lenders. (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter-ended September 30, 2020, File No. 000-12255).

10.7

Share Issuance Agreement, dated June 30, 2020, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2020, File No. 000-12255).

10.8

Voting Rights Agreement, dated July 9, 2020, among the Company, the United States Department of the Treasury, and The Bank of New York Mellon, as trustee. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter-ended September 30, 2020, File No. 000-12255).

10.9

Registration Rights Agreement, dated July 9, 2020, between the Company and the United States Department of the Treasury. (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter-ended September 30, 2020, File No. 000-12255).

(10) Management Contracts, Compensatory Plans and Arrangements

10.10.1*	Yellow Corporation Fifth Amended and Restated Director Compensation Plan, effective January 22, 2022.

10.10.2

Form of Director Restricted Stock Unit Agreement for Non-Employee Director (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 000-12255).

10.11

Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, filed on March 15, 2007, File No. 000-12255).

10.12	YRC Worldwide Inc. 2019 Incentive and Equity Award Plan (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2019, File No. 000-12255).

10.13.1	YRC Worldwide Inc. Supplemental Executive Pension Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 25, 2006, File No. 000-12255).

10.13.2	Amendment to YRC Worldwide Inc. Supplemental Executive Pension Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed on July 8, 2008, File No. 000-12255).

10.13.3

Second Amendment to YRC Worldwide Inc. Supplemental Executive Pension Plan (incorporated by reference to Exhibit 10.30.3 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 000-12255).

10.14.1

Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-12255).

10.14.2

Amendment No. 1 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 000-12255).

10.14.3

Amendment No. 2 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.28.3 to Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-12255).

10.14.4

Amendment No. 3 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on July 8, 2008, File No. 000-12255).

10.14.5

Amendment No. 4 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.22.5 to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-12255).

10.14.6

Amendment No. 5 and Amendment No. 6 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.28.6 to Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-12255).

10.14.7

Amendment No. 7 to Yellow Corporation Pension Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 000-12255).

10.15

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

10.17	Form of Retention Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 5, 2020).

10.18	Yellow Corporation 2021 Bonus Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 25, 2021, File No. 000-12255)

10.19

Yellow Corporation Form of Restricted Stock Unit Agreement under YRC Worldwide Inc. 2019 Incentive and Equity Award Plan and successor plans thereto (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 25, 2021, File No. 000-12255)

10.20

Severance Agreement and Release, dated April 23, 2021 between Thomas J. O’Conner and the Company (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, File No. 000-12255).

10.21

Severance Agreement and Release, dated April 14, 2021 between Scott D. Ware and the Company (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, File No. 000-12255).

10.22	Yellow Corporation 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8, filed on November 2, 2020, File No. 333-249800).

21.1*	Subsidiaries of the Company.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Darren D. Hawkins pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Daniel L. Olivier pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Darren D. Hawkins pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Daniel L. Olivier pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Yellow Corporation

Date: February 4, 2022	By:	/s/ Darren D. Hawkins
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

/s/ Darren D. Hawkins	Chief Executive Officer and Director	February 4, 2022
Darren D. Hawkins

/s/ Daniel L. Olivier	Chief Financial Officer	February 4, 2022
Daniel L. Olivier

/s/ James R. Faught	Chief Accounting Officer	February 4, 2022
James R. Faught

/s/ Douglas A. Carty	Director	February 4, 2022
Douglas A. Carty

/s/ Matthew A. Doheny	Director	February 4, 2022
Matthew A. Doheny

/s/ Javier L. Evans	Director	February 4, 2022
Javier L. Evans

/s/ James E. Hoffman	Director	February 4, 2022
James E. Hoffman

/s/ Shaunna D. Jones	Director	February 4, 2022
Shaunna D. Jones

/s/ Susana Martinez	Director	February 4, 2022
Susana Martinez

/s/ David S. McClimon	Director	February 4, 2022
David S. McClimon

/s/ Patricia M. Nazemetz	Director	February 4, 2022
Patricia M. Nazemetz

/s/ Chris T. Sultemeier	Director	February 4, 2022
Chris T. Sultemeier