Form 10-Q
period 2022-03-31
Yellow Corp
filed 2022-05-10
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2022
Common Stock, $0.01 par value per share	51,517,731 shares

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Yellow Corporation and Subsidiaries

(Amounts in millions except share and per share data)	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$233.8	$310.7
Restricted amounts held in escrow	8.3	4.1
Accounts receivable, net	741.3	663.7
Prepaid expenses and other	54.0	65.0
Total current assets	1,037.4	1,043.5
Property and Equipment:
Cost	3,152.2	3,164.6
Less – accumulated depreciation	(2,014.0)	(2,032.3)
Net property and equipment	1,138.2	1,132.3
Deferred income taxes, net	1.4	1.4
Pension	41.2	40.5
Operating lease right-of-use assets	164.9	184.8
Other assets	22.6	23.1
Total Assets	$2,405.7	$2,425.6
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$210.6	$178.4
Wages, vacations and employee benefits	227.4	252.5
Current operating lease liabilities	70.6	76.5
Claims and insurance accruals	140.3	125.9
Other accrued taxes	77.6	72.8
Other current and accrued liabilities	49.0	45.7
Current maturities of long-term debt	70.7	72.3
Total current liabilities	846.2	824.1
Other Liabilities:
Long-term debt, less current portion	1,482.1	1,482.2
Pension and postretirement	86.3	88.2
Operating lease liabilities	103.5	118.9
Claims and other liabilities	274.5	275.7
Commitments and contingencies
Shareholders’ Deficit:
Cumulative preferred stock, $1 par value per share - authorized 5,000,000 shares	—	—
Common stock, $0.01 par value per share - authorized 95,000,000 shares, issued 51,296,000 and 50,955,000 shares, respectively	0.5	0.5
Capital surplus	2,390.1	2,388.3
Accumulated deficit	(2,502.5)	(2,475.0)
Accumulated other comprehensive loss	(182.3)	(184.6)
Treasury stock, at cost	(92.7)	(92.7)
Total shareholders’ deficit	(386.9)	(363.5)
Total Liabilities and Shareholders’ Deficit	$2,405.7	$2,425.6

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

Yellow Corporation and Subsidiaries

For the Three Months Ended March 31

(Unaudited)

(Amounts in millions except per share data; shares in thousands)	2022	2021
Operating Revenue	$1,260.4	$1,198.4
Operating Expenses:
Salaries, wages and employee benefits	711.0	723.8
Fuel, operating expenses and supplies	243.6	203.5
Purchased transportation	185.4	200.0
Depreciation and amortization	35.7	33.3
Other operating expenses	81.0	64.4
(Gains) losses on property disposals, net	(5.5)	1.0
Total operating expenses	1,251.2	1,226.0
Operating Income (Loss)	9.2	(27.6)
Nonoperating Expenses:
Interest expense	37.7	35.9
Non-union pension and postretirement benefits	(0.4)	(1.3)
Other, net	0.2	—
Nonoperating expenses, net	37.5	34.6
Loss before income taxes	(28.3)	(62.2)
Income tax expense (benefit)	(0.8)	1.1
Net loss	(27.5)	(63.3)
Other comprehensive income, net of tax	2.3	3.6
Comprehensive Loss	$(25.2)	$(59.7)

Average Common Shares Outstanding - Basic	51,091	50,358
Average Common Shares Outstanding - Diluted	51,091	50,358

Loss Per Share - Basic	$(0.54)	$(1.26)
Loss Per Share - Diluted	$(0.54)	$(1.26)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

Yellow Corporation and Subsidiaries

For the Three Months Ended March 31

(Unaudited)

(in millions)	2022	2021
Operating Activities:
Net loss	$(27.5)	$(63.3)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	35.7	33.3
Lease amortization and accretion expense	27.2	36.9
Lease payments	(28.6)	(37.7)
Paid-in-kind interest	2.3	2.3
Debt-related amortization	5.9	5.7
Equity-based compensation and employee benefits expense	4.3	5.1
(Gains) losses on property disposals, net	(5.5)	1.0
Deferred income taxes, net	—	(1.0)
Other non-cash items, net	0.2	0.7
Changes in assets and liabilities, net:
Accounts receivable	(77.5)	(74.9)
Accounts payable	36.1	36.1
Other operating assets	9.3	(4.0)
Other operating liabilities	(15.4)	21.0
Net cash provided by (used in) operating activities	(33.5)	(38.8)
Investing Activities:
Acquisition of property and equipment	(36.4)	(202.4)
Proceeds from disposal of property and equipment	6.6	0.4
Net cash provided by (used in) investing activities	(29.8)	(202.0)
Financing Activities:
Issuance of long-term debt, net	—	176.5
Repayment of long-term debt	(8.9)	(0.5)
Debt issuance costs	—	(0.1)
Payments for tax withheld on equity-based compensation	(0.5)	(0.3)
Net cash provided by (used in) financing activities	(9.4)	175.6
Net Increase (Decrease) In Cash and Cash Equivalents and Restricted Amounts Held in Escrow	(72.7)	(65.2)
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, Beginning of Period	314.8	478.0
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, End of Period	$242.1	$412.8

Supplemental Cash Flow Information:
Interest paid	$(30.9)	$(27.3)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ DEFICIT

Yellow Corporation and Subsidiaries

For the Three Months ended March 31

(Unaudited)

(in millions)	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2021	$—	$0.5	$2,388.3	$(2,475.0)	$(184.6)	$(92.7)	$(363.5)
Equity-based compensation	—	—	1.8	—	—	—	1.8
Net loss	—	—	—	(27.5)	—	—	(27.5)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	2.2	—	2.2
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation	—	—	—	—	0.2	—	0.2
Balances at March 31, 2022	$—	$0.5	$2,390.1	$(2,502.5)	$(182.3)	$(92.7)	$(386.9)

(in millions)	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2020	$—	$0.5	$2,383.6	$(2,365.9)	$(148.8)	$(92.7)	$(223.3)
Equity-based compensation	—	—	1.8	—	—	—	1.8
Net loss	—	—	—	(63.3)	—	—	(63.3)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.0	—	3.0
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation	—	—	—	—	0.7	—	0.7
Balances at March 31, 2021	$—	$0.5	$2,385.4	$(2,429.2)	$(145.2)	$(92.7)	$(281.2)

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

Yellow provides for the movement of industrial, commercial and retail goods through our LTL subsidiaries including USF Holland LLC (“Holland”), New Penn Motor Express LLC (“New Penn”), USF Reddaway Inc. (“Reddaway”), YRC Inc. and YRC Freight Canada Company (both doing business as, and herein referred to as, “YRC Freight”). Our LTL companies provide regional, national and international services through a consolidated network of facilities located primarily across the United States and Canada. We also offer services through Yellow Logistics, Inc. (“Yellow Logistics”), our customer-specific logistics solutions provider, specializing in truckload, residential, and warehouse solutions.

The Company's labor force is subject to collective bargaining agreements, which predominantly expire on March 31, 2024.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Yellow and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We report on a calendar year basis.

All normal recurring adjustments necessary for a fair presentation of the consolidated financial statements for the interim periods included herein have been made. These unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and the applicable rules and regulations. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“the 2021 Form 10-K”). Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2022 or other reporting periods.

Use of Estimates

Management makes estimates and assumptions when preparing the financial statements in conformity with U.S. generally accepted accounting principles which affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Disaggregation of Revenue

The Company’s revenue is summarized below with LTL shipments defined as shipments less than 10,000 pounds that move in our network:

(in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
LTL revenue	$1,129.6	$1,083.5
Other revenue (a)	130.8	114.9
Total revenue	$1,260.4	$1,198.4

(a) Other revenue is primarily comprised of truckload shipments by the LTL operating companies.

Accounting Standards

While there are recently issued accounting standards that are applicable to the Company, none of these standards are expected to have a material impact on our consolidated financial statements and accompanying notes.

3. Debt and Financing

Our outstanding debt as of March 31, 2022, consisted of the following:

(in millions)	Par Value	Discount	Commitment Fee	Debt Issuance Costs	Book Value		Effective Interest Rate
UST Loan Tranche A(a)	$313.8	$—	$(11.8)	$(3.1)	$298.9	(b)	6.4%
UST Loan Tranche B	400.0	—	(15.7)	(4.1)	380.2	(b)	6.5%
Term Loan (a)	605.3	(13.3)	—	(6.0)	586.0	(c)	9.5%
ABL Facility	—	—	—	—	—
Secured Second A&R CDA	23.5	—	—	—	23.5		7.7%
Unsecured Second A&R CDA	42.5	—	—	—	42.5		7.7%
Lease financing obligations	221.8	—	—	(0.1)	221.7	(d)	17.4%
Total debt	$1,606.9	$(13.3)	$(27.5)	$(13.3)	$1,552.8
Current maturities of Second A&R CDA	(66.0)	—	—	—	(66.0)
Current maturities of lease financing obligations	(4.7)	—	—	—	(4.7)
Long-term debt	$1,536.2	$(13.3)	$(27.5)	$(13.3)	$1,482.1

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

Maturities

The principal maturities over the next five years and thereafter of total debt as of March 31, 2022 are as follows:

(in millions)	Principal Maturity Amount
2022 - remaining portion	$69.3
2023	5.7
2024	1,323.2
2025	3.6
2026	0.3
Thereafter	204.8
Total	$1,606.9

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities, are summarized as follows:

	March 31, 2022		December 31, 2021
(in millions)	Book Value	Fair Value	Book Value	Fair Value
UST Loans	$679.1	$645.3	$673.3	$636.5
Term Loan	586.0	605.3	590.9	612.9
Second A&R CDA	66.0	66.0	66.5	66.6
Lease financing obligations	221.7	220.7	223.8	223.7
Total debt	$1,552.8	$1,537.3	$1,554.5	$1,539.7

The fair values of the Term Loan and Second A&R CDA are estimated based on observable prices (level two inputs for fair value measurements). The fair value of the UST Loans is estimated using certain inputs that are unobservable (level three input for fair value measurement), which are based on the discounted amount of future cash flows using our current estimated incremental rate of borrowing for similar liabilities or assets. The fair value of the lease financing obligations are estimated using a publicly traded secured loan with similar characteristics (level three input for fair value measurement).

4. Leases

Leases (in millions)	March 31, 2022	December 31, 2021
Assets
Operating lease right-of-use assets	$164.9	$184.8
Liabilities
Current operating lease liabilities	$70.6	$76.5
Noncurrent operating lease liabilities	103.5	118.9
Total lease liabilities	$174.1	$195.4

Lease Cost (in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating lease cost(a)	$27.2	$36.9
Short-term cost(b)	4.9	9.6
Variable lease cost(b)	4.7	2.5
Total lease cost	$36.8	$49.0
(a)
Operating lease cost represents non-cash amortization of ROU assets and accretion of the discounted lease liabilities and is segregated on the statements of consolidated cash flows.
(b)
These operating expenses are classified and recorded primarily within purchased transportation.

The maturities over the next five years and thereafter of lease liabilities as of March 31, 2022 are as follows:

Remaining Maturities of Lease Liabilities (in millions)	Operating Leases
2022 - remaining portion	$68.5
2023	58.4
2024	28.8
2025	16.5
2026	12.7
After 2026	40.7
Total lease payments	$225.6
Less: Imputed interest	51.5
Present value of lease liabilities	$174.1

Lease Term and Discount Rate	2022	2021
Weighted-average remaining lease term - operating leases (years)	4.1	3.2
Weighted-average discount rate - operating leases	11.4%	12.0%

	Three Months
Other Information (in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$28.5	$37.2
Leased assets obtained in exchange for new operating lease liabilities	0.9	0.6

5. Employee Benefits

Non-Union Pension Plans

The following table presents the primary components of net periodic pension expense (benefit) for our Company-sponsored pension plans:

(in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Interest cost	$5.9	$7.7
Expected return on plan assets	(8.5)	(12.0)
Amortization of prior net losses	2.2	3.0
Amortization of prior net service credit	(0.1)	(0.1)
Total net periodic pension expense (benefit)	$(0.5)	$(1.4)

6. Loss Per Share

Given our net losses incurred during the three months ended March 31, 2022 and 2021, we do not report dilutive securities for these periods. At March 31, 2022 and 2021, our anti-dilutive unvested shares, options, and stock units were approximately 390,000 and 35,000, respectively.

7. Commitments, Contingencies and Uncertainties

Department of Defense Complaints

In December 2018, the United States on behalf of the United States Department of Defense filed a complaint in Intervention against the Company (and two other defendants) in the U.S. District Court for the Western District of New York captioned United States ex rel. James Hannum v. YRC Freight, Inc.; Roadway Express, Inc.; and Yellow Transportation, Inc., Civil Action No. 08-0811(A). The complaint alleged that the Company violated the False Claims Act by overcharging the Department of Defense for freight carrier services by failing to comply with the contractual terms of freight contracts between the Department of Defense and the Company and related government procurement rules. The complaint also alleges claims for unjust enrichment and breach of contract. Under the False Claims Act, the complaint seeks treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts. The remaining common causes of action seek an undetermined amount for an alleged breach of contract or alternatively causes constituting unjust enrichment or a payment by mistake. The Company has moved to dismiss the case, and the court heard oral arguments on the motion on August 12, 2019. On July 17, 2020, the Magistrate Judge to whom the case had been referred issued a Report and Recommendation recommending that the District Judge grant the Company’s motion to dismiss in part with respect to one claim and deny it in all other respects. On May 10, 2021, the District Court entered a Decision and Order adopting Magistrate Judge’s Report and Recommendation and Decision and Order. On December 6, 2021, the District Court granted a sixty day stay of all proceedings to allow parties time to discuss a potential resolution in this action. On February 3, 2022, the United States filed a Status Report and Motion to Stay (the “Motion”) with the District Court to facilitate efforts to reach a settlement agreement. The Motion was granted on February 4, 2022, and stayed all proceedings another sixty days. A no fault admission settlement of all claims in the matter was finalized on March 9, 2022 wherein the Company agreed to pay a settlement amount of approximately $6.8 million comprising restitution and interest on the amount from December 13, 2021 to the United States and approximately $0.4 million in legal fees and expenses to the relator. On March 28, 2022 the U.S. District Court approved the parties’ Joint Stipulation of Dismissal thereby closing the case.

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
•
damage to our corporate reputation may cause our business to suffer;
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

Consolidated Results of Operations: an analysis of our consolidated results of operations for the three months ended March 31, 2022 and 2021.

Certain Non-GAAP Financial Measures: presentation and an analysis of selected non-GAAP financial measures for the three months ended March 31, 2022 and 2021 and trailing-twelve-months ended March 31, 2022 and 2021.

Financial Condition, Liquidity and Capital Resources: a discussion of our major sources and uses of cash and an analysis of our cash flows and, if applicable, material changes in our contractual obligations and commercial commitments.

The “first quarter" of the years discussed below refer to the three months ended March 31.

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

•
Operating Revenue: Our operating revenue has two primary components: volume (commonly evaluated using tonnage, tonnage per day, number of shipments, shipments per day or weight per shipment) and yield or price (commonly evaluated using picked up revenue, revenue per hundredweight or revenue per shipment). Yield includes fuel surcharge revenue, which is common in the trucking industry and represents an amount charged to customers that adjusts with changing fuel prices. We base our fuel surcharges on the U.S. Department of Energy fuel index and adjust them weekly. Rapid material changes in the index or our cost of fuel can positively or negatively impact our revenue and operating income as a result of changes in our fuel surcharge. We believe that fuel surcharge is an accepted and important component of the overall pricing of our services to our customers. Without an industry accepted fuel surcharge program, our base pricing for our transportation services would require changes. We believe the distinction between base rates and fuel surcharge has diminished over time, and it is impractical to clearly separate all the different factors that influence the price that our customers are willing to pay. In general, under our present fuel surcharge program, we believe rising fuel costs are beneficial to us and falling fuel costs are detrimental to us in the short term, the effects of which are mitigated over time.
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

Consolidated Results of Operations

The table below provides summary consolidated financial information for the first quarter of 2022 and 2021:

	First Quarter
	2022		2021		Percentage Change 2022 vs 2021
(in millions)	$	%	$	%	%
Operating Revenue	$1,260.4	100.0	$1,198.4	100.0	5.2
Operating Expenses:
Salaries, wages and employee benefits	711.0	56.4	723.8	60.4	(1.8)
Fuel, operating expenses and supplies	243.6	19.3	203.5	17.0	19.7
Purchased transportation	185.4	14.7	200.0	16.7	(7.3)
Depreciation and amortization	35.7	2.8	33.3	2.8	7.2
Other operating expenses	81.0	6.4	64.4	5.4	25.8
(Gains) losses on property disposals, net	(5.5)	(0.4)	1.0	0.1	NM*
Total operating expenses	1,251.2	99.3	1,226.0	102.3	2.1
Operating Income (Loss)	9.2	0.7	(27.6)	(2.3)	NM*
Nonoperating Expenses:
Nonoperating expenses, net	37.5	3.0	34.6	2.9	8.4
Loss before income taxes	(28.3)	(2.2)	(62.2)	(5.2)	(54.5)
Income tax expense (benefit)	(0.8)	(0.1)	1.1	0.1	NM*
Net loss	$(27.5)	(2.2)	$(63.3)	(5.3)	(56.6)

*Not meaningful

First Quarter of 2022 Compared to the First Quarter of 2021

During these reporting periods, the industry has been in a tight capacity environment with fewer drivers available to meet shipping demands, which has led to price increases charged to customers and an increase in the cost of purchased transportation. The Company’s results reflect a consolidated operating revenue including fuel surcharge increase of $62.0 million compared to the first quarter of 2021 on lower shipping volumes, which reflects both a short-term strategic decision to limit terminal operations in select markets and an internal focus of retaining the optimal freight mix relative to human capital availability throughout the first quarter of 2022. Fuel surcharge revenue grew significantly compared to the first quarter of 2021 primarily due to higher fuel prices, despite the shipping volume decreases. Excluding the fuel surcharge revenue, the consolidated operating revenue was relatively unchanged as the shipping volume decreases were largely offset by the yield increases charged to customers.

The Company’s results reflect the net revenue increase offset by increased fuel expense and certain variable operating expenses. Further material changes are provided below.

Salaries, wages and employee benefits. Salaries, wages and employee benefits decreased $12.8 million primarily due to shipping volume decreases partially offset by contractual wage and benefit increases. During the first quarter of 2021, severe winter weather impacted results, causing 215 of our terminals to have service outages. This increased the need for additional labor hours in the prior year to meet customer service expectations.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $40.1 million primarily due to a $22.5 million increase in fuel expense, which was largely a result of higher fuel prices partially offset by fewer miles driven, a $10.7 million increase in uncollectible receivables and expected customer credit losses. Additional increases resulted from higher travel expenses, facility maintenance, and usage of professional services.

Purchased transportation. Purchased transportation decreased $14.6 million primarily due to targeted efforts by the Company to mitigate certain impacts from significant rate increases and other factors noted above. These decreases were noted in most of our modes of purchased transportation and include a $16.0 million decrease in over-the-road purchased transportation expense, a $13.4 million decrease in vehicle rentals and a $8.5 million decrease in local purchased transportation expense. These decreases were partially offset by an increase of $13.6 million in third-party costs due to the growth in customer-specific logistics solutions and an $8.3 million increase in rail purchased transportation expense.

Other operating expenses. Other operating expenses increased $16.6 million primarily due to a $9.6 million increase in third-party liability claims expense mostly due to unfavorable development of prior year claims and a $5.3 million settlement charge in association with the Department of Defense claim. Additionally, increases in cargo claims were partially offset by decreases in operating taxes.

Income tax. The Company’s tax provision or benefit for interim periods is computed using an estimate of the annual effective tax rate and adjusted for discrete items, if any, that occurred during the reporting periods presented. Our effective tax rate for the first quarter of 2022 and 2021 was 2.8% and (1.8%), respectively. The effective tax rate for the reporting periods presented differed from the U.S. federal statutory rate primarily due to the valuation allowance on our domestic net deferred tax assets. The Company maintained a full valuation allowance on our domestic net deferred tax assets as of the reporting periods presented.

The table below summarizes the key revenue metrics for the first quarter of 2022 compared to the first quarter of 2021:

	First Quarter
	2022	2021	Percent Change(a)
Workdays	63.5	63.5

Operating ratio	99.3%	102.3%	3.0 pp

LTL picked up revenue (in millions)	$1,137.2	$1,090.6	4.3%
LTL tonnage (in thousands)	1,980	2,478	(20.1%)
LTL tonnage per workday (in thousands)	31.18	39.02	(20.1%)
LTL shipments (in thousands)	3,561	4,263	(16.5%)
LTL shipments per workday (in thousands)	56.08	67.13	(16.5%)
LTL picked up revenue per hundred weight	$28.72	$22.00	30.5%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$23.83	$19.53	22.0%
LTL picked up revenue per shipment	$319	$256	24.8%
LTL picked up revenue per shipment (excluding fuel surcharge)	$265	$227	16.7%
LTL weight per shipment (in pounds)	1,112	1,163	(4.3%)

Total picked up revenue (in millions)(b)	$1,252.4	$1,196.3	4.7%
Total tonnage (in thousands)	2,543	3,216	(20.9%)
Total tonnage per workday (in thousands)	40.05	50.64	(20.9%)
Total shipments (in thousands)	3,653	4,380	(16.6%)
Total shipments per workday (in thousands)	57.53	68.98	(16.6%)
Total picked up revenue per hundred weight	$24.62	$18.60	32.4%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$20.59	$16.56	24.3%
Total picked up revenue per shipment	$343	$273	25.5%
Total picked up revenue per shipment (excluding fuel surcharge)	$287	$243	17.9%
Total weight per shipment (in pounds)	1,392	1,468	(5.2%)

(in millions)	2022	2021
(b) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,260.4	$1,198.4
Change in revenue deferral and other	(8.0)	(2.1)
Total picked up revenue	$1,252.4	$1,196.3
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

Adjusted EBITDA

The reconciliation of net loss to EBITDA and EBITDA to Adjusted EBITDA (defined in our TL Agreements as “Consolidated EBITDA”) for the first quarter of 2022 and 2021, and the trailing twelve months ended March 31, 2022 and 2021, is as follows:

	First Quarter		Trailing-Twelve-Months Ended
(in millions)	2022	2021	March 31, 2022	March 31, 2021
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(27.5)	$(63.3)	$(73.3)	$(121.1)
Interest expense, net	37.7	35.8	152.3	143.2
Income tax expense (benefit)	(0.8)	1.1	1.2	(18.1)
Depreciation and amortization	35.7	33.3	146.0	132.5
EBITDA	45.1	6.9	226.2	136.5
Adjustments for TL Agreements:
(Gains) losses on property disposals, net	(5.5)	1.0	(5.8)	(5.0)
Non-cash reserve changes(a)	(1.9)	(1.8)	11.5	0.8
Letter of credit expense	2.1	2.1	8.5	7.8
Permitted dispositions and other	0.3	0.7	0.4	0.8
Equity-based compensation expense	2.3	2.1	4.6	4.8
Non-union pension settlement charge	—	—	64.7	3.6
Other, net	0.7	1.0	2.7	6.1
Expense amounts subject to 10% threshold(b):
Department of Defense settlement charge	5.3	—	5.3	—
COVID-19	—	—	—	3.7
Other, net	3.6	4.6	23.3	19.0
Adjusted EBITDA prior to 10% threshold	52.0	16.6	341.4	178.1
Adjustments pursuant to TTM calculation(b)	—	(3.4)	—	(7.1)
Adjusted EBITDA	$52.0	$13.2	$341.4	$171.0

(a)
Non-cash reserve changes reflect the net charges for union and nonunion vacation, with such adjustments to be reduced by cash charges in a future period when paid.
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

Financial Condition, Liquidity and Capital Resources

The following sections provide aggregated information regarding our financial condition, liquidity and capital resources. As of March 31, 2022 and December 31, 2021, our total debt was $1,552.8 million and $1,554.5 million, respectively.

Liquidity

Our principal sources of liquidity are cash and cash equivalents, any prospective net cash flow from operations and available borrowings under our ABL Facility. As of March 31, 2022, our cash and cash equivalents, exclusive of restricted amounts held in escrow, was $233.8 million.

As of March 31, 2022, our Availability under our ABL Facility was $88.1 million, and our Managed Accessibility (as defined below) was $43.1 million. Availability is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $361.9 million of outstanding letters of credit. Our Managed Accessibility represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured as of March 31, 2022. If eligible receivables fall below the threshold management uses to measure availability, which is 10% of the borrowing line, the credit agreement governing the ABL Facility permits adjustments from eligible borrowing base cash to restricted cash prior to the compliance measurement date of April 15, 2022. Cash and cash equivalents and Managed Accessibility totaled $276.9 million at March 31, 2022.

As of December 31, 2021, our availability under our ABL Facility was $93.1 million. Of the $93.1 million in availability, Managed Accessibility was $48.1 million. Our cash and cash equivalents and Managed Accessibility was $358.8 million as of December 31, 2021.

Covenants

Under the UST Loans and Credit Agreement, beginning at December 31, 2021, the Company had a quarterly requirement to maintain a trailing-twelve-month ("TTM") Adjusted EBITDA of $100.0 million. This requirement increased beginning March 31, 2022 to a TTM Adjusted EBITDA of $150.0 million and increases at June 30, 2022, and thereafter through the maturity of these agreements, to a TTM Adjusted EBITDA of $200.0 million. Management expects, based on actual and forecasted operating results, the Company will meet this covenant requirement for the next twelve months.

Cash Flows

For the first quarter of 2022 and 2021:

	First Quarter
(in millions)	2022	2021
Net cash provided by (used in) operating activities	$(33.5)	$(38.8)
Net cash provided by (used in) investing activities	(29.8)	(202.0)
Net cash provided by (used in) financing activities	(9.4)	175.6

Operating Cash Flow

Cash used in operating activities was $33.5 million during the first quarter of 2022, compared to $38.8 million used during the first quarter of 2021. The decrease in cash used was primarily attributable to a $35.8 million decrease in net loss partially offset by changes in working capital, including a $36.4 million change in other operating liabilities.

Investing Cash Flow

Cash used in investing activities was $29.8 million during the first quarter of 2022 compared to $202.0 million of cash used during the first quarter of 2021. The decrease of $172.2 million in cash used was primarily driven by a decrease in cash outflows on revenue equipment acquisitions, including those primarily funded by our UST Credit Agreements, and partially offset by higher cash proceeds from the sales of real properties.

Financing Cash Flow

Cash used in financing activities for the first quarter of 2022 was $9.4 million compared to $175.6 million of cash provided during the first quarter of 2021. The decrease in cash is primarily related to amounts drawn during the first quarter of 2021 on our UST Credit Agreements.

Capital Expenditures

Our capital expenditures for the first quarter of 2022 and 2021 were $36.4 million and $202.4 million, respectively. These amounts were principally used to fund the purchase of new and used revenue equipment, to improve our technology infrastructure and to refurbish engines for our revenue equipment fleet.

Contractual Obligations and Other Commercial Commitments

The following sections summarize consolidated information regarding our contractual cash obligations and other commercial commitments for any updates for material changes during the reporting period ended March 31, 2022.

Contractual Cash Obligations

The Company has completed a review of our material cash requirements to analyze and disclose material changes, if any, in those requirements between those expected cash outflows as of December 31, 2021, as detailed in the Form 2021 10-K, and those as of March 31, 2022.

As of March 31, 2022 and December 31, 2021, we are contractually obligated to make other capital expenditures of approximately $62.8 million and $27.7 million, respectively, primarily for revenue equipment and information technology equipment obligations.

All other changes in our cash requirements, for cash outflows that we are contractually obligated to make were considered by the Company and determined to be reasonably expected based upon our prior financial statement disclosures or in the ordinary course of business.

Other Commercial Commitments

The Company has completed a review of our other commercial commitments in order to analyze and disclose material changes, if any, in those commitments between those as of December 31, 2021, as detailed in the 2021 Form 10-K, and those as of March 31, 2022. As a result, the Company determined that there were no material changes to disclose.

We have no off-balance sheet arrangements except for other contractual obligations for letters of credit and surety bonds and normal course service agreements and capital purchases, which were disclosed in the 2021 Form 10-K. Additionally, there have been no material changes to these arrangements subsequent to December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and fuel price volatility. The risk inherent in our market risk-sensitive instruments and positions is the potential loss or increased expense arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk-sensitive instruments and positions as described in the 2021 Form 10-K.

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of March 31, 2022 and has concluded that our disclosure controls and procedures were effective as of March 31, 2022.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” note to our consolidated financial statements included with this quarterly report on Form 10-Q, and that discussion is incorporated by reference herein.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 which could materially affect our business, financial condition or future results. The risks in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

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

YELLOW CORPORATION

Date: May 10, 2022	/s/ Darren D. Hawkins
Darren D. Hawkins
Chief Executive Officer

Date: May 10, 2022	/s/ Daniel L. Olivier
Daniel L. Olivier
Chief Financial Officer