Form 10-Q
period 2022-06-30
Yellow Corp
filed 2022-08-03
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2022
Common Stock, $0.01 par value per share	51,627,237 shares

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Yellow Corporation and Subsidiaries

(Amounts in millions except share and per share data)	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$266.8	$310.7
Restricted amounts held in escrow	8.4	4.1
Accounts receivable, net	783.9	663.7
Prepaid expenses and other	88.7	65.0
Total current assets	1,147.8	1,043.5
Property and Equipment:
Cost	3,111.0	3,164.6
Less – accumulated depreciation	(1,968.4)	(2,032.3)
Net property and equipment	1,142.6	1,132.3
Deferred income taxes, net	1.4	1.4
Pension	41.9	40.5
Operating lease right-of-use assets	147.7	184.8
Other assets	22.5	23.1
Total Assets	$2,503.9	$2,425.6
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$239.6	$178.4
Wages, vacations and employee benefits	249.6	252.5
Current operating lease liabilities	61.8	76.5
Claims and insurance accruals	151.0	125.9
Other accrued taxes	74.0	72.8
Other current and accrued liabilities	45.0	45.7
Current maturities of long-term debt	71.1	72.3
Total current liabilities	892.1	824.1
Other Liabilities:
Long-term debt, less current portion	1,483.6	1,482.2
Pension and postretirement	84.3	88.2
Operating lease liabilities	95.9	118.9
Claims and other liabilities	272.1	275.7
Commitments and contingencies
Shareholders’ Deficit:
Cumulative preferred stock, $1 par value per share - authorized 5,000,000 shares	—	—
Common stock, $0.01 par value per share - authorized 95,000,000 shares, issued 51,431,000 and 50,955,000 shares, respectively	0.5	0.5
Capital surplus	2,391.4	2,388.3
Accumulated deficit	(2,442.5)	(2,475.0)
Accumulated other comprehensive loss	(180.8)	(184.6)
Treasury stock, at cost	(92.7)	(92.7)
Total shareholders’ deficit	(324.1)	(363.5)
Total Liabilities and Shareholders’ Deficit	$2,503.9	$2,425.6

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

Yellow Corporation and Subsidiaries

For the Three and Six Months Ended June 30

(Unaudited)

	Three Months		Six Months
(Amounts in millions except per share data; shares in thousands)	2022	2021	2022	2021
Operating Revenue	$1,423.7	$1,313.1	$2,684.1	$2,511.5
Operating Expenses:
Salaries, wages and employee benefits	736.7	751.3	1,447.7	1,475.1
Fuel, operating expenses and supplies	287.3	217.0	530.9	420.5
Purchased transportation	206.1	210.3	391.5	410.3
Depreciation and amortization	35.5	35.0	71.2	68.3
Other operating expenses	62.1	72.2	143.1	136.6
(Gains) losses on property disposals, net	(3.2)	0.3	(8.7)	1.3
Total operating expenses	1,324.5	1,286.1	2,575.7	2,512.1
Operating Income (Loss)	99.2	27.0	108.4	(0.6)
Nonoperating Expenses:
Interest expense	38.0	37.7	75.7	73.6
Non-union pension and postretirement benefits	(0.5)	(1.1)	(0.9)	(2.4)
Other, net	(0.1)	(0.3)	0.1	(0.3)
Nonoperating expenses, net	37.4	36.3	74.9	70.9
Income (loss) before income taxes	61.8	(9.3)	33.5	(71.5)
Income tax expense	1.8	0.1	1.0	1.2
Net income (loss)	60.0	(9.4)	32.5	(72.7)
Other comprehensive income, net of tax	1.5	3.3	3.8	6.9
Comprehensive Income (Loss)	$61.5	$(6.1)	$36.3	$(65.8)

Average Common Shares Outstanding - Basic	51,342	50,751	51,217	50,555
Average Common Shares Outstanding - Diluted	52,135	50,751	52,183	50,555

Income (Loss) Per Share - Basic	$1.17	$(0.18)	$0.64	$(1.44)
Income (Loss) Per Share - Diluted	$1.15	$(0.18)	$0.62	$(1.44)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

Yellow Corporation and Subsidiaries

For the Six Months Ended June 30

(Unaudited)

(in millions)	2022	2021
Operating Activities:
Net income (loss)	$32.5	$(72.7)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	71.2	68.3
Lease amortization and accretion expense	52.8	71.1
Lease payments	(53.4)	(74.6)
Paid-in-kind interest	4.7	4.6
Debt-related amortization	11.7	11.5
Equity-based compensation and employee benefits expense	7.4	8.6
Non-union pension settlement charges	—	0.3
(Gains) losses on property disposals, net	(8.7)	1.3
Deferred income taxes, net	—	(1.0)
Other non-cash items, net	(0.2)	0.8
Changes in assets and liabilities, net:
Accounts receivable	(120.5)	(128.5)
Accounts payable	44.9	44.0
Other operating assets	13.6	1.2
Other operating liabilities	(19.4)	52.4
Net cash provided by (used in) operating activities	36.6	(12.7)
Investing Activities:
Acquisition of property and equipment	(72.6)	(346.2)
Proceeds from disposal of property and equipment	9.4	0.6
Net cash provided by (used in) investing activities	(63.2)	(345.6)
Financing Activities:
Issuance of long-term debt, net	—	306.3
Repayment of long-term debt	(12.4)	(1.1)
Debt issuance costs	—	(0.2)
Payments for tax withheld on equity-based compensation	(0.6)	(0.4)
Net cash provided by (used in) financing activities	(13.0)	304.6
Net Increase (Decrease) In Cash and Cash Equivalents and Restricted Amounts Held in Escrow	(39.6)	(53.7)
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, Beginning of Period	314.8	478.0
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, End of Period	$275.2	$424.3

Supplemental Cash Flow Information:
Interest paid	$(71.0)	$(56.1)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ DEFICIT

Yellow Corporation and Subsidiaries

For the Three and Six Months ended June 30

(Unaudited)

(in millions)	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2021	$—	$0.5	$2,388.3	$(2,475.0)	$(184.6)	$(92.7)	$(363.5)
Equity-based compensation	—	—	1.8	—	—	—	1.8
Net loss	—	—	—	(27.5)	—	—	(27.5)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	2.2	—	2.2
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation	—	—	—	—	0.2	—	0.2
Balances at March 31, 2022	$—	$0.5	$2,390.1	$(2,502.5)	$(182.3)	$(92.7)	$(386.9)
Equity-based compensation	—	—	1.3	—	—	—	1.3
Net income	—	—	—	60.0	—	—	60.0
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	2.2	—	2.2
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation	—	—	—	—	(0.6)	—	(0.6)
Balances at June 30, 2022	$—	$0.5	$2,391.4	$(2,442.5)	$(180.8)	$(92.7)	$(324.1)

(in millions)	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2020	$—	$0.5	$2,383.6	$(2,365.9)	$(148.8)	$(92.7)	$(223.3)
Equity-based compensation	—	—	1.8	—	—	—	1.8
Net loss	—	—	—	(63.3)	—	—	(63.3)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.0	—	3.0
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation	—	—	—	—	0.7	—	0.7
Balances at March 31, 2021	$—	$0.5	$2,385.4	$(2,429.2)	$(145.2)	$(92.7)	$(281.2)
Equity-based compensation	—	—	0.9	—	—	—	0.9
Net loss	—	—	—	(9.4)	—	—	(9.4)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.0	—	3.0
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Settlement adjustment	—	—	—	—	0.3	—	0.3
Foreign currency translation	—	—	—	—	0.1	—	0.1
Balances at June 30, 2021	$—	$0.5	$2,386.3	$(2,438.6)	$(141.9)	$(92.7)	$(286.4)

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

All normal recurring adjustments necessary for a fair presentation of the consolidated financial statements for the interim periods included herein have been made. These unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and the applicable rules and regulations. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“the 2021 Form 10-K”). Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2022 or other reporting periods.

Use of Estimates

Management makes estimates and assumptions when preparing the financial statements in conformity with U.S. generally accepted accounting principles which affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Disaggregation of Revenue

The Company’s revenue is summarized below with LTL shipments defined as shipments less than 10,000 pounds that move in our network:

	Three Months		Six Months
(in millions)	2022	2021	2022	2021
LTL revenue	$1,282.8	$1,182.8	$2,412.4	$2,266.3
Other revenue (a)	140.9	130.3	271.7	245.2
Total revenue	$1,423.7	$1,313.1	$2,684.1	$2,511.5

(a) Other revenue is primarily comprised of truckload shipments by the LTL operating companies.

Accounting Standards

While there are recently issued accounting standards that are applicable to the Company, none of these standards are expected to have a material impact on our consolidated financial statements and accompanying notes.

3. Debt and Financing

Our outstanding debt as of June 30, 2022, consisted of the following:

(in millions)	Par Value	Discount	Commitment Fee	Debt Issuance Costs	Book Value		Effective Interest Rate
UST Loan Tranche A(a)	$317.7	$—	$(10.6)	$(2.8)	$304.3	(b)	6.4%
UST Loan Tranche B	400.0	—	(14.1)	(3.7)	382.2	(b)	6.5%
Term Loan (a)	602.9	(11.8)	—	(5.3)	585.8	(c)	9.5%
ABL Facility	—	—	—	—	—
Secured Second A&R CDA	23.5	—	—	—	23.5		7.9%
Unsecured Second A&R CDA	42.5	—	—	—	42.5		7.9%
Lease financing obligations	216.5	—	—	(0.1)	216.4	(d)	17.6%
Total debt	$1,603.1	$(11.8)	$(24.7)	$(11.9)	$1,554.7
Current maturities of Second A&R CDA	(66.0)	—	—	—	(66.0)
Current maturities of lease financing obligations	(5.1)	—	—	—	(5.1)
Long-term debt	$1,532.0	$(11.8)	$(24.7)	$(11.9)	$1,483.6

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

Maturities

The principal maturities over the next five years and thereafter of total debt as of June 30, 2022 are as follows:

(in millions)	Principal Maturity Amount
2022 - remaining portion	$68.3
2023	5.8
2024	1,324.8
2025	3.7
2026	0.6
Thereafter	199.9
Total	$1,603.1

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities, are summarized as follows:

	June 30, 2022		December 31, 2021
(in millions)	Book Value	Fair Value	Book Value	Fair Value
UST Loans	$686.5	$668.4	$673.3	$636.5
Term Loan	585.8	602.9	590.9	612.9
Second A&R CDA	66.0	66.0	66.5	66.6
Lease financing obligations	216.4	208.1	223.8	223.7
Total debt	$1,554.7	$1,545.4	$1,554.5	$1,539.7

The fair values of the Term Loan and Second A&R CDA are estimated based on observable prices (level two inputs for fair value measurements). The fair value of the UST Loans is estimated using certain inputs that are unobservable (level three input for fair value measurement), which are based on the discounted amount of future cash flows using our current estimated incremental rate of borrowing for similar liabilities or assets. The lease financing obligations are unique to the Company, and the fair value is estimated using a publicly traded secured loan with similar characteristics (level three input for fair value measurement).

4. Leases

Leases (in millions)	June 30, 2022	December 31, 2021
Assets
Operating lease right-of-use assets	$147.7	$184.8
Liabilities
Current operating lease liabilities	$61.8	$76.5
Noncurrent operating lease liabilities	95.9	118.9
Total lease liabilities	$157.7	$195.4

	Three Months		Six Months
Lease Cost (in millions)	2022	2021	2022	2021
Operating lease cost(a)	$25.6	$34.2	$52.8	$71.1
Short-term cost(b)	7.3	9.5	12.3	19.1
Variable lease cost(b)	1.9	2.6	6.6	5.1
Total lease cost	$34.8	$46.3	$71.7	$95.3
(a)
Operating lease cost represents non-cash amortization of ROU assets and accretion of the discounted lease liabilities and is segregated on the statements of consolidated cash flows.
(b)
These operating expenses are classified and recorded primarily within purchased transportation.

The maturities over the next five years and thereafter of lease liabilities as of June 30, 2022 are as follows:

Remaining Maturities of Lease Liabilities (in millions)	Operating Leases
2022 - remaining portion	$47.4
2023	59.9
2024	29.4
2025	16.8
2026	12.9
After 2026	42.2
Total lease payments	$208.6
Less: Imputed interest	50.9
Present value of lease liabilities	$157.7

Lease Term and Discount Rate	2022	2021
Weighted-average remaining lease term - operating leases (years)	4.2	3.2
Weighted-average discount rate - operating leases	11.3%	11.9%

	Three Months		Six Months
Other Information (in millions)	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$24.7	$37.3	$53.2	$74.5
Leased assets obtained in exchange for new operating lease liabilities	$3.3	$0.3	$4.2	$0.9

5. Employee Benefits

Non-Union Pension Plans

The following table presents the primary components of net periodic pension expense (benefit) for our Company-sponsored pension plans:

	Three Months		Six Months
(in millions)	2022	2021	2022	2021
Interest cost	$5.9	$7.7	$11.8	$15.3
Expected return on plan assets	(8.5)	(12.0)	(17.0)	(24.0)
Amortization of prior net losses	2.2	3.0	4.4	6.1
Amortization of prior net service credit	(0.1)	(0.1)	(0.2)	(0.2)
Settlement adjustment	—	0.3	—	0.3
Total net periodic pension expense (benefit)	$(0.5)	$(1.1)	$(1.0)	$(2.5)

6. Earnings (Loss) Per Share

We calculate basic earnings (loss) per share by dividing our net income (loss) available to common shareholders by our basic weighted-average shares outstanding. The calculation for diluted earnings (loss) per share adjusts the weighted average shares outstanding for our dilutive unvested shares and stock units using the treasury stock method. Our calculations for basic and dilutive earnings (loss) per share for three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months		Six Months
(dollars in millions, except per share data; shares and stock units in thousands)	2022	2021	2022	2021
Basic and dilutive net income (loss) available to common shareholders	$60.0	$(9.4)	$32.5	$(72.7)

Basic weighted average shares outstanding	51,342	50,751	51,217	50,555
Effect of dilutive securities:
Unvested shares and stock units(a)	793	—	966	—
Dilutive weighted average shares outstanding	$52,135	$50,751	$52,183	$50,555
Basic earnings (loss) per share(b)	$1.17	$(0.18)	$0.64	$(1.44)
Diluted earnings (loss) per share(b)	$1.15	$(0.18)	$0.62	$(1.44)

(a)
Includes unvested shares of Common Stock, unvested stock units and vested stock units for which the underlying Common Stock has not been distributed.
(b)
Earnings (loss) per share is based on unrounded figures and not the rounded figures presented.

Given our net losses incurred during the three and six months ended June 30, 2021, we do not report dilutive securities for these periods. At June 30, 2022 and 2021, our anti-dilutive unvested shares, options, and stock units were approximately 635,000 and 133,000, respectively.

7. Commitments, Contingencies and Uncertainties

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

Consolidated Results of Operations: an analysis of our consolidated results of operations for the three and six months ended June 30, 2022 and 2021.

Certain Non-GAAP Financial Measures: presentation and an analysis of selected non-GAAP financial measures for the three and six months ended June 30, 2022 and 2021 and trailing-twelve-months ended June 30, 2022 and 2021.

Financial Condition, Liquidity and Capital Resources: a discussion of our major sources and uses of cash and an analysis of our cash flows and, if applicable, material changes in our contractual obligations and commercial commitments.

The “second quarter" and "first half" of the years discussed below refer to the three and six months ended June 30, respectively.

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

Consolidated Results of Operations

The table below provides summary consolidated financial information for the second quarter of 2022 and 2021:

	Second Quarter				First Half
	2022		2021		2022		2021		Percentage Change 2022 vs 2021
(in millions)	$	%	$	%	$	%	$	%	Second Quarter %	First Half %
Operating Revenue	$1,423.7	100.0	$1,313.1	100.0	$2,684.1	100.0	$2,511.5	100.0	8.4	6.9
Operating Expenses:
Salaries, wages and employee benefits	736.7	51.7	751.3	57.2	1,447.7	53.9	1,475.1	58.7	(1.9)	(1.9)
Fuel, operating expenses and supplies	287.3	20.2	217.0	16.5	530.9	19.8	420.5	16.7	32.4	26.3
Purchased transportation	206.1	14.5	210.3	16.0	391.5	14.6	410.3	16.3	(2.0)	(4.6)
Depreciation and amortization	35.5	2.5	35.0	2.7	71.2	2.7	68.3	2.7	1.4	4.2
Other operating expenses	62.1	4.4	72.2	5.5	143.1	5.3	136.6	5.4	(14.0)	4.8
(Gains) losses on property disposals, net	(3.2)	(0.2)	0.3	0.0	(8.7)	(0.3)	1.3	0.1	NM*	NM*
Total operating expenses	1,324.5	93.0	1,286.1	97.9	2,575.7	96.0	2,512.1	100.0	3.0	2.5
Operating Income (Loss)	99.2	7.0	27.0	2.1	108.4	4.0	(0.6)	(0.0)	267.4	NM*
Nonoperating Expenses:
Nonoperating expenses, net	37.4	2.6	36.3	2.8	74.9	2.8	70.9	2.8	3.0	5.6
Income (loss) before income taxes	61.8	4.3	(9.3)	(0.7)	33.5	1.2	(71.5)	(2.8)	NM*	(146.9)
Income tax expense	1.8	0.1	0.1	0.0	1.0	0.0	1.2	0.0	NM*	NM*
Net income (loss)	$60.0	4.2	$(9.4)	(0.7)	$32.5	1.2	$(72.7)	(2.9)	NM*	(144.7)

*Not meaningful

Second Quarter of 2022 Compared to the Second Quarter of 2021

During these reporting periods, the industry has been in a tight capacity environment with fewer drivers available to meet shipping demands, which has led to price increases charged to customers and an increase in purchased transportation rates. The Company’s results reflect an increase in consolidated operating revenue, including fuel surcharge, of $110.6 million compared to the second quarter of 2021 on lower shipping volumes. Fuel surcharge revenue grew significantly compared to the second quarter of 2021 primarily due to higher fuel prices, despite the shipping volume decreases. Excluding fuel surcharge revenue, consolidated operating revenue was relatively unchanged as shipping volume decreases were largely offset by yield increases charged to customers.

The Company’s results reflect the net revenue increase offset by increased fuel expense and certain variable operating expenses. Further material changes are provided below.

Salaries, wages and employee benefits. Salaries, wages and employee benefits decreased $14.6 million primarily due to shipping volume decreases partially offset by contractual wage and benefit increases.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $70.3 million primarily due to a $51.6 million increase in fuel expense, which was largely a result of higher fuel prices partially offset by fewer miles driven. Additional increases resulted from higher travel expenses, facility maintenance, usage of professional services, and uncollectible receivables and expected customer credit losses.

Purchased transportation. Purchased transportation decreased $4.2 million primarily due to targeted efforts by the Company to mitigate certain impacts from significant rate increases and other factors noted above. While the cost of purchased transportation has increased, overall utilization by the Company has declined leading to an overall decrease. These decreases include a $15.7 million decrease in over-the-road purchased transportation expense and a $12.6 million decrease in vehicle rentals. These decreases were partially offset by an increase of $14.6 million in rail purchased transportation expense and an increase of $8.2 million in third-party costs due to the growth in customer-specific logistics solutions.

Other operating expenses. Other operating expenses decreased $10.1 million primarily due to a $10.9 million decrease in third-party liability claims expense mostly due to unfavorable development of prior year claims during 2021.

The table below summarizes the key revenue metrics for the second quarter of 2022 compared to the second quarter of 2021:

	Second Quarter
	2022	2021	Percent Change(a)
Workdays	63.5	64.0

Operating ratio	93.0%	97.9%	4.9 pp

LTL picked up revenue (in millions)	$1,278.4	$1,188.8	7.5%
LTL tonnage (in thousands)	2,082	2,511	(17.1%)
LTL tonnage per workday (in thousands)	32.80	39.24	(16.4%)
LTL shipments (in thousands)	3,719	4,419	(15.9%)
LTL shipments per workday (in thousands)	58.56	69.05	(15.2%)
LTL picked up revenue per hundred weight	$30.69	$23.67	29.7%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$23.88	$20.70	15.3%
LTL picked up revenue per shipment	$344	$269	27.8%
LTL picked up revenue per shipment (excluding fuel surcharge)	$267	$235	13.7%
LTL weight per shipment (in pounds)	1,120	1,137	(1.5%)

Total picked up revenue (in millions)(b)	$1,401.1	$1,307.6	7.1%
Total tonnage (in thousands)	2,659	3,268	(18.6%)
Total tonnage per workday (in thousands)	41.87	51.06	(18.0%)
Total shipments (in thousands)	3,820	4,550	(16.0%)
Total shipments per workday (in thousands)	60.16	71.10	(15.4%)
Total picked up revenue per hundred weight	$26.35	$20.01	31.7%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$20.72	$17.57	17.9%
Total picked up revenue per shipment	$367	$287	27.6%
Total picked up revenue per shipment (excluding fuel surcharge)	$288	$252	14.3%
Total weight per shipment (in pounds)	1,392	1,436	(3.1%)

(in millions)	2022	2021
(b) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,423.7	$1,313.1
Change in revenue deferral and other	(22.6)	(5.5)
Total picked up revenue	$1,401.1	$1,307.6
(a)
Percent change based on unrounded figures and not the rounded figures presented.
(b)
Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue.

First Half of 2022 Compared to the First Half of 2021

Consistent with the second quarter of 2022, the results of operations in the first half of 2022 were impacted by a tight capacity environment with fewer drivers available to meet shipping demands, which has led to price increases charged to customers and an increase in purchased transportation rates. The Company’s results reflect an increase in consolidated operating revenue, including fuel surcharge, of $172.6 million compared to the first half of 2021 on lower shipping volumes. Fuel surcharge revenue grew significantly compared to the first half of 2021 primarily due to higher fuel prices, despite the shipping volume decreases. Excluding fuel surcharge revenue, consolidated operating revenue was relatively unchanged as shipping volume decreases were largely offset by yield increases charged to customers.

The Company’s results reflect these revenue increases partially offset by increased variable and other expenses as discussed below. Further material changes are provided below and, for salaries, wages and employee benefits, refer to the second quarter discussion above.

Salaries, wages and employee benefits. Salaries, wages and employee benefits decreased $27.4 million primarily due to shipping volume decreases partially offset by contractual wage and benefit increases.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $110.4 million, primarily due to a $74.1 million increase in fuel expense, which was largely a result of higher fuel prices partially offset by fewer miles driven, a $18.3 million increase in uncollectible receivables and expected customer credit losses. Additional increases resulted from higher travel expenses, facility maintenance, and usage of professional services.

Purchased transportation. Purchased transportation decreased $18.8 million primarily due to targeted efforts by the Company to mitigate certain impacts from significant rate increases and other factors noted above. While the cost of purchased transportation has increased, overall utilization by the Company has declined leading to an overall decrease. These decreases include a $31.7 million decrease in over-the-road purchased transportation expense and a $26.0 million decrease in vehicle rentals. These decreases were partially offset by an increase of $22.9 million in rail purchased transportation expense and a $21.9 million in third-party costs due to the growth in customer-specific logistics solutions.

Income tax. The Company’s tax provision or benefit for interim periods is computed using an estimate of the annual effective tax rate and adjusted for discrete items, if any, that occurred during the reporting periods presented. Our effective tax rate for the first half of 2022 and 2021 was 3.0% and (1.7)%, respectively. The effective tax rate for the reporting periods presented differed from the U.S. federal statutory rate primarily due to the valuation allowance on our domestic net deferred tax assets. The Company maintained a full valuation allowance on our domestic net deferred tax assets as of the reporting periods presented.

The table below summarizes the key revenue metrics for the first half of 2022 compared to the first half of 2021:

	First Half
	2022	2021	Percent Change(a)
Workdays	127.0	127.5

Operating ratio	96.0%	100.0%	4.0 pp

LTL picked up revenue (in millions)	$2,415.6	$2,279.4	6.0%
LTL tonnage (in thousands)	4,062	4,989	(18.6%)
LTL tonnage per workday (in thousands)	31.99	39.13	(18.3%)
LTL shipments (in thousands)	7,279	8,682	(16.2%)
LTL shipments per workday (in thousands)	57.32	68.10	(15.8%)
LTL picked up revenue per hundred weight	$29.73	$22.84	30.2%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$23.86	$20.12	18.6%
LTL picked up revenue per shipment	$332	$263	26.4%
LTL picked up revenue per shipment (excluding fuel surcharge)	$266	$231	15.1%
LTL weight per shipment (in pounds)	1,116	1,149	(2.9%)

Total picked up revenue (in millions)(b)	$2,653.4	$2,503.9	6.0%
Total tonnage (in thousands)	5,203	6,484	(19.8%)
Total tonnage per workday (in thousands)	40.96	50.85	(19.4%)
Total shipments (in thousands)	7,473	8,930	(16.3%)
Total shipments per workday (in thousands)	58.85	70.04	(16.0%)
Total picked up revenue per hundred weight	$25.50	$19.31	32.1%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$20.65	$17.07	21.0%
Total picked up revenue per shipment	$355	$280	26.6%
Total picked up revenue per shipment (excluding fuel surcharge)	$288	$248	16.0%
Total weight per shipment (in pounds)	1,392	1,452	(4.1%)

(in millions)	2022	2021
(b) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$2,684.1	$2,511.5
Change in revenue deferral and other	(30.7)	(7.6)
Total picked up revenue	$2,653.4	$2,503.9

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

Adjusted EBITDA

The reconciliation of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA (defined in our TL Agreements as “Consolidated EBITDA”) for the second quarter of 2022 and 2021, and the trailing twelve months ended June 30, 2022 and 2021, is as follows:

	Second Quarter		First Half		Trailing-Twelve-Months Ended
(in millions)	2022	2021	2022	2021	June 30, 2022	June 30, 2021
Reconciliation of net loss to Adjusted EBITDA:
Net income (loss)	$60.0	$(9.4)	$32.5	$(72.7)	$(3.9)	$(93.4)
Interest expense, net	37.9	37.6	75.6	73.4	152.6	140.6
Income tax expense (benefit)	1.8	0.1	1.0	1.2	2.9	(10.5)
Depreciation and amortization	35.5	35.0	71.2	68.3	146.5	133.3
EBITDA	135.2	63.3	180.3	70.2	298.1	170.0
Adjustments for TL Agreements:
(Gains) losses on property disposals, net	(3.2)	0.3	(8.7)	1.3	(9.3)	1.3
Non-cash reserve changes(a)	5.6	4.7	3.7	2.9	12.4	2.8
Letter of credit expense	2.2	2.1	4.3	4.2	8.6	8.3
Permitted dispositions and other	—	0.1	0.3	0.8	0.3	0.9
Equity-based compensation expense	1.0	0.6	3.3	2.7	5.0	4.2
Non-union pension settlement charge	—	0.3	—	0.3	64.4	3.9
Other, net	0.5	0.9	1.2	1.9	2.3	4.9
Expense amounts subject to 10% threshold(b):
Department of Defense settlement charge	—	—	5.3	—	5.3	—
Other, net	4.6	8.3	8.2	12.9	19.6	24.5
Adjusted EBITDA prior to 10% threshold	145.9	80.6	197.9	97.2	406.7	220.8
Adjustments pursuant to TTM calculation(b)	—	2.3	—	(1.1)	—	(4.8)
Adjusted EBITDA	$145.9	$82.9	$197.9	$96.1	$406.7	$216.0

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

Financial Condition, Liquidity and Capital Resources

The following sections provide aggregated information regarding our financial condition, liquidity and capital resources. As of June 30, 2022 and December 31, 2021, our total debt was $1,554.7 million and $1,554.5 million, respectively.

Liquidity

Our principal sources of liquidity are cash and cash equivalents, any prospective net cash flow from operations and available borrowings under our ABL Facility. As of June 30, 2022, our cash and cash equivalents, exclusive of restricted amounts held in escrow, was $266.8 million.

As of June 30, 2022, our Availability under our ABL Facility was $83.1 million, and our Managed Accessibility (as defined below) was $38.1 million. Availability is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $366.9 million of outstanding letters of credit. Our Managed Accessibility represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured as of June 30, 2022. If eligible receivables fall below the threshold management uses to measure availability, which is 10% of the borrowing line, the credit agreement governing the ABL Facility permits adjustments from eligible borrowing base cash to restricted cash prior to the compliance measurement date of July 15, 2022. Cash and cash equivalents and Managed Accessibility totaled $304.9 million at June 30, 2022.

As of December 31, 2021, our Availability under our ABL Facility was $93.1 million. Of the $93.1 million in Availability, Managed Accessibility was $48.1 million. Our cash and cash equivalents and Managed Accessibility was $358.8 million as of December 31, 2021.

Covenants

Under the UST Loans and Credit Agreement, beginning at December 31, 2021, the Company had a quarterly requirement to maintain a trailing-twelve-month ("TTM") Adjusted EBITDA of $100.0 million. This requirement increased beginning June 30, 2022 to a TTM Adjusted EBITDA of $200.0 million and applies thereafter through the maturity of these agreements. Management expects, based on actual and forecasted operating results, the Company will meet this covenant requirement for the next twelve months.

Cash Flows

For the first half of 2022 and 2021:

	First Half
(in millions)	2022	2021
Net cash provided by (used in) operating activities	$36.6	$(12.7)
Net cash provided by (used in) investing activities	(63.2)	(345.6)
Net cash provided by (used in) financing activities	(13.0)	304.6

Operating Cash Flow

Cash provided by operating activities was $36.6 million during the first half of 2022, compared to $12.7 million used during the first half of 2021. The increase in cash provided was primarily attributable to a $105.2 million increase in net income and a $21.2 million decrease in lease payments partially offset by changes in working capital, including a $71.8 million change in other operating liabilities.

Investing Cash Flow

Cash used in investing activities was $63.2 million during the first half of 2022 compared to $345.6 million of cash used during the first half of 2021. The decrease of $282.4 million in cash used was primarily driven by a decrease in cash outflows on revenue equipment acquisitions, including those primarily funded by our UST Credit Agreements.

Financing Cash Flow

The decrease in cash provided by financing activities for the first half of 2022 was related to amounts drawn during the first half of 2021 on our UST Credit Agreement Tranche B.

Capital Expenditures

Our capital expenditures for the first half of 2022 and 2021 were $72.6 million and $346.2 million, respectively. These amounts were principally used to fund the purchase of revenue equipment, to improve our technology infrastructure and to refurbish engines for our revenue equipment fleet. The Company revised its capital expenditures plan and expects total capital expenditures during 2022 to be between $250.0 million and $300.0 million, primarily due to limited tractor and trailer production capacity at equipment manufacturers.

Contractual Obligations and Other Commercial Commitments

The following sections summarize consolidated information regarding our contractual cash obligations and other commercial commitments for any updates for material changes during the reporting period ended June 30, 2022.

Contractual Cash Obligations

The Company has completed a review of our material cash requirements to analyze and disclose material changes, if any, in those requirements between those expected cash outflows as of December 31, 2021, as detailed in the Form 2021 10-K, and those as of June 30, 2022.

As of June 30, 2022 and December 31, 2021, we are contractually obligated to make other capital expenditures of approximately $72.7 million and $27.7 million, respectively, primarily for revenue equipment obligations.

All other changes in our cash requirements, for cash outflows that we are contractually obligated to make were considered by the Company and determined to be reasonably expected based upon our prior financial statement disclosures or in the ordinary course of business.

Other Commercial Commitments

The Company has completed a review of our other commercial commitments in order to analyze and disclose material changes, if any, in those commitments between those as of December 31, 2021, as detailed in the 2021 Form 10-K, and those as of June 30, 2022. As a result, the Company determined that there were no material changes to disclose.

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

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of June 30, 2022 and has concluded that our disclosure controls and procedures were effective as of June 30, 2022.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

YELLOW CORPORATION

Date: August 3, 2022	/s/ Darren D. Hawkins
Darren D. Hawkins
Chief Executive Officer

Date: August 3, 2022	/s/ Daniel L. Olivier
Daniel L. Olivier
Chief Financial Officer