Form 10-Q
period 2022-09-30
Yellow Corp
filed 2022-11-02
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2022
Common Stock, $0.01 par value per share	51,664.478 shares

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Yellow Corporation and Subsidiaries

(Amounts in millions except share and per share data)	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$284.5	$310.7
Restricted amounts held in escrow	7.7	4.1
Accounts receivable, net	706.6	663.7
Prepaid expenses and other	69.9	65.0
Total current assets	1,068.7	1,043.5
Property and Equipment:
Cost	3,143.3	3,164.6
Less – accumulated depreciation	(1,959.3)	(2,032.3)
Net property and equipment	1,184.0	1,132.3
Deferred income taxes, net	1.3	1.4
Pension	42.6	40.5
Operating lease right-of-use assets	133.2	184.8
Other assets	21.1	23.1
Total Assets	$2,450.9	$2,425.6
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$208.7	$178.4
Wages, vacations and employee benefits	257.5	252.5
Current operating lease liabilities	55.7	76.5
Claims and insurance accruals	124.0	125.9
Other accrued taxes	75.4	72.8
Other current and accrued liabilities	51.1	45.7
Current maturities of long-term debt	71.4	72.3
Total current liabilities	843.8	824.1
Other Liabilities:
Long-term debt, less current portion	1,488.6	1,482.2
Pension and postretirement	104.5	88.2
Operating lease liabilities	86.1	118.9
Claims and other liabilities	263.8	275.7
Commitments and contingencies
Shareholders’ Deficit:
Cumulative preferred stock, $1 par value per share - authorized 5,000,000 shares	—	—
Common stock, $0.01 par value per share - authorized 95,000,000 shares, issued 51,467,000 and 50,955,000 shares, respectively	0.5	0.5
Capital surplus	2,392.2	2,388.3
Accumulated deficit	(2,437.7)	(2,475.0)
Accumulated other comprehensive loss	(198.2)	(184.6)
Treasury stock, at cost	(92.7)	(92.7)
Total shareholders’ deficit	(335.9)	(363.5)
Total Liabilities and Shareholders’ Deficit	$2,450.9	$2,425.6

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

Yellow Corporation and Subsidiaries

For the Three and Nine Months Ended September 30

(Unaudited)

	Three Months		Nine Months
(Amounts in millions except per share data; shares in thousands)	2022	2021	2022	2021
Operating Revenue	$1,360.4	$1,301.4	$4,044.5	$3,812.9
Operating Expenses:
Salaries, wages and employee benefits	715.9	729.7	2,163.6	2,204.8
Fuel, operating expenses and supplies	279.3	216.1	810.2	636.6
Purchased transportation	193.0	200.3	584.5	610.6
Depreciation and amortization	36.0	37.8	107.2	106.1
Other operating expenses	88.2	68.9	231.3	205.5
(Gains) losses on property disposals, net	(1.1)	0.2	(9.8)	1.5
Total operating expenses	1,311.3	1,253.0	3,887.0	3,765.1
Operating Income	49.1	48.4	157.5	47.8
Nonoperating Expenses:
Interest expense	41.3	38.6	117.0	112.2
Non-union pension and postretirement benefits	3.7	1.7	2.8	(0.7)
Other, net	(1.6)	(0.2)	(1.5)	(0.5)
Nonoperating expenses, net	43.4	40.1	118.3	111.0
Income (loss) before income taxes	5.7	8.3	39.2	(63.2)
Income tax expense	0.9	—	1.9	1.2
Net income (loss)	4.8	8.3	37.3	(64.4)
Other comprehensive loss, net of tax	(17.4)	(28.8)	(13.6)	(21.9)
Comprehensive Income (Loss)	$(12.6)	$(20.5)	$23.7	$(86.3)

Average Common Shares Outstanding - Basic	51,448	50,868	51,295	50,661
Average Common Shares Outstanding - Diluted	52,346	51,818	52,217	50,661

Income (Loss) Per Share - Basic	$0.09	$0.16	$0.73	$(1.27)
Income (Loss) Per Share - Diluted	$0.09	$0.16	$0.72	$(1.27)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

Yellow Corporation and Subsidiaries

For the Nine Months Ended September 30

(Unaudited)

(in millions)	2022	2021
Operating Activities:
Net income (loss)	$37.3	$(64.4)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	107.2	106.1
Lease amortization and accretion expense	75.2	103.4
Lease payments	(77.4)	(105.6)
Paid-in-kind interest	8.2	7.0
Debt-related amortization	17.4	17.2
Equity-based compensation and employee benefits expense	10.5	12.3
Non-union pension settlement charges	4.0	3.4
(Gains) losses on property disposals, net	(9.8)	1.5
Deferred income taxes, net	—	(1.0)
Other non-cash items, net	(1.5)	0.6
Changes in assets and liabilities, net:
Accounts receivable	(42.9)	(135.7)
Accounts payable	18.4	28.4
Other operating assets	1.7	(19.8)
Other operating liabilities	(27.0)	55.9
Net cash provided by (used in) operating activities	121.3	9.3
Investing Activities:
Acquisition of property and equipment	(140.7)	(442.9)
Proceeds from disposal of property and equipment	13.3	1.1
Net cash provided by (used in) investing activities	(127.4)	(441.8)
Financing Activities:
Issuance of long-term debt, net	—	325.2
Repayment of long-term debt	(15.7)	(1.8)
Debt issuance costs	—	(0.2)
Payments for tax withheld on equity-based compensation	(0.8)	(0.5)
Net cash provided by (used in) financing activities	(16.5)	322.7
Net Increase (Decrease) In Cash and Cash Equivalents and Restricted Amounts Held in Escrow	(22.6)	(109.8)
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, Beginning of Period	314.8	478.0
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, End of Period	$292.2	$368.2

Supplemental Cash Flow Information:
Interest paid	$(102.8)	$(86.2)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ DEFICIT

Yellow Corporation and Subsidiaries

For the Three and Nine Months ended September 30

(Unaudited)

(in millions)	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2021	$—	$0.5	$2,388.3	$(2,475.0)	$(184.6)	$(92.7)	$(363.5)
Equity-based compensation	—	—	1.8	—	—	—	1.8
Net loss	—	—	—	(27.5)	—	—	(27.5)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	2.2	—	2.2
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation	—	—	—	—	0.2	—	0.2
Balances at March 31, 2022	$—	$0.5	$2,390.1	$(2,502.5)	$(182.3)	$(92.7)	$(386.9)
Equity-based compensation	—	—	1.3	—	—	—	1.3
Net income	—	—	—	60.0	—	—	60.0
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	2.2	—	2.2
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation	—	—	—	—	(0.6)	—	(0.6)
Balances at June 30, 2022	$—	$0.5	$2,391.4	$(2,442.5)	$(180.8)	$(92.7)	$(324.1)
Equity-based compensation	—	—	0.8	—	—	—	0.8
Net income	—	—	—	4.8	—	—	4.8
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	2.2	—	2.2
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Settlement adjustment					4.0		4.0
Net actuarial loss					(22.1)		(22.1)
Foreign currency translation	—	—	—	—	(1.4)	—	(1.4)
Balances at September 30, 2022	$—	$0.5	$2,392.2	$(2,437.7)	$(198.2)	$(92.7)	$(335.9)

(in millions)	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2020	$—	$0.5	$2,383.6	$(2,365.9)	$(148.8)	$(92.7)	$(223.3)
Equity-based compensation	—	—	1.8	—	—	—	1.8
Net loss	—	—	—	(63.3)	—	—	(63.3)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.0	—	3.0
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation	—	—	—	—	0.7	—	0.7
Balances at March 31, 2021	$—	$0.5	$2,385.4	$(2,429.2)	$(145.2)	$(92.7)	$(281.2)
Equity-based compensation	—	—	0.9	—	—	—	0.9
Net loss	—	—	—	(9.4)	—	—	(9.4)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.0	—	3.0
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Settlement adjustment	—	—	—	—	0.3	—	0.3
Foreign currency translation	—	—	—	—	0.1	—	0.1
Balances at June 30, 2021	$—	$0.5	$2,386.3	$(2,438.6)	$(141.9)	$(92.7)	$(286.4)
Equity-based compensation	—	—	0.7	—	—	—	0.7
Net income	—	—	—	8.3	—	—	8.3
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	3.1	—	3.1
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Settlement adjustment	—	—	—	—	3.1	—	3.1
Net actuarial loss	—	—	—	—	(34.5)	—	(34.5)
Foreign currency translation	—	—	—	—	(0.4)	—	(0.4)
Balances at September 30, 2021	$—	$0.5	$2,387.0	$(2,430.3)	$(170.7)	$(92.7)	$(306.2)

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

All normal recurring adjustments necessary for a fair presentation of the consolidated financial statements for the interim periods included herein have been made. These unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and the applicable rules and regulations. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“the 2021 Form 10-K”). Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2022 or other reporting periods.

Use of Estimates

Management makes estimates and assumptions when preparing the financial statements in conformity with U.S. generally accepted accounting principles which affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Disaggregation of Revenue

The Company’s revenue is summarized below with LTL shipments defined as shipments less than 10,000 pounds that move in our network:

	Three Months		Nine Months
(in millions)	2022	2021	2022	2021
LTL revenue	$1,224.1	$1,170.5	$3,636.5	$3,436.8
Other revenue (a)	136.3	130.9	408.0	376.1
Total revenue	$1,360.4	$1,301.4	$4,044.5	$3,812.9

(a) Other revenue is primarily comprised of truckload shipments by the LTL operating companies.

Accounting Standards

While there are recently issued accounting standards that are applicable to the Company, none of these standards are expected to have a material impact on our consolidated financial statements and accompanying notes.

3. Debt and Financing

Our outstanding debt as of September 30, 2022, consisted of the following:

(in millions)	Par Value	Discount	Commitment Fee	Debt Issuance Costs	Book Value		Effective Interest Rate
UST Loan Tranche A(a)	$321.1	$—	$(9.5)	$(2.4)	309.2	(b)	6.4%
UST Loan Tranche B	400.0	—	(12.5)	(3.3)	384.2	(b)	6.5%
Term Loan (a)	600.7	(10.3)	—	(4.6)	585.8	(c)	9.5%
ABL Facility	—	—	—	—	—
Secured Second A&R CDA	23.5	—	—	—	23.5		8.5%
Unsecured Second A&R CDA	42.5	—	—	—	42.5		8.5%
Lease financing obligations	214.9	—	—	(0.1)	214.8	(d)	17.6%
Total debt	$1,602.7	$(10.3)	$(22.0)	$(10.4)	$1,560.0
Current maturities of Second A&R CDA	(66.0)	—	—	—	(66.0)
Current maturities of lease financing obligations	(5.4)	—	—	—	(5.4)
Long-term debt	$1,531.3	$(10.3)	$(22.0)	$(10.4)	$1,488.6

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

Maturities

The principal maturities over the next five years and thereafter of total debt as of September 30, 2022 are as follows:

(in millions)	Principal Maturity Amount
2022 - remaining portion	$67.1
2023	5.7
2024	1,326.2
2025	4.0
2026	0.6
Thereafter	199.1
Total	$1,602.7

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities, are summarized as follows:

	September 30, 2022		December 31, 2021
(in millions)	Book Value	Fair Value	Book Value	Fair Value
UST Loans	$693.4	$678.2	$673.3	$636.5
Term Loan	585.8	600.7	590.9	612.9
Second A&R CDA	66.0	66.0	66.5	66.6
Lease financing obligations	214.8	210.5	223.8	223.7
Total debt	$1,560.0	$1,555.4	$1,554.5	$1,539.7

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

4. Leases

Leases (in millions)	September 30, 2022	December 31, 2021
Assets
Operating lease right-of-use assets	$133.2	$184.8
Liabilities
Current operating lease liabilities	$55.7	$76.5
Noncurrent operating lease liabilities	86.1	118.9
Total lease liabilities	$141.8	$195.4

	Three Months		Nine Months
Lease Cost (in millions)	2022	2021	2022	2021
Operating lease cost(a)	$22.4	$32.3	$75.2	$103.4
Short-term cost(b)	7.2	6.3	19.5	25.5
Variable lease cost(b)	1.1	2.5	7.7	7.6
Total lease cost	$30.7	$41.1	$102.4	$136.5
(a)
Operating lease cost represents non-cash amortization of ROU assets and accretion of the discounted lease liabilities and is segregated on the statements of consolidated cash flows.
(b)
These operating expenses are classified and recorded primarily within purchased transportation.

The maturities over the next five years and thereafter of lease liabilities as of September 30, 2022 are as follows:

Remaining Maturities of Lease Liabilities (in millions)	Operating Leases
2022 - remaining portion	$23.0
2023	60.9
2024	30.6
2025	17.8
2026	13.4
After 2026	42.5
Total lease payments	$188.2
Less: Imputed interest	46.4
Present value of lease liabilities	$141.8

Lease Term and Discount Rate	2022	2021
Weighted-average remaining lease term - operating leases (years)	4.5	3.2
Weighted-average discount rate - operating leases	11.2%	11.8%

	Three Months		Nine Months
Other Information (in millions)	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$23.9	$30.6	$77.1	$105.1
Leased assets obtained in exchange for new operating lease liabilities	$1.7	$3.6	$5.9	$4.5

5. Employee Benefits

Non-Union Pension Plans

The following table presents the primary components of net periodic pension expense (benefit) for our Company-sponsored pension plans:

	Three Months		Nine Months
(in millions)	2022	2021	2022	2021
Interest cost	$5.9	$7.7	$17.7	$23.0
Expected return on plan assets	(8.5)	(12.0)	(25.5)	(36.0)
Amortization of prior net losses	2.2	3.0	6.6	9.1
Amortization of prior net service credit	(0.1)	(0.1)	(0.3)	(0.3)
Settlement adjustment	4.0	3.1	4.0	3.4
Total net periodic pension expense (benefit)	$3.5	$1.7	$2.5	$(0.8)

For the three and nine months ended September 30, 2022, net periodic pension expense included non-union pension settlement charges of $4.0 million. The $4.0 million pension settlement charge for the Yellow Corporation Pension Plan (the "Yellow Plan") was triggered due to the amount of lump sum benefit payments distributed from plan assets in 2022. The lump sum benefit payments reduce pension obligations and are funded from existing pension plan assets and therefore do not impact the Company’s cash balance. As a result of this settlement, the Company was required to remeasure the Yellow Plan as of August 31, 2022.

Plan assets specific to the Yellow Plan decreased by $78.7 million as a result of smaller than expected return on plan assets held in a master trust over our three pension plans. Plan liabilities decreased by $58.5 million largely due to increasing discount rates. The net impact of the remeasurement resulted in a change in the Yellow Plan funded status from a net liability of $36.8 million as of December 31, 2021 to a net liability of $57.0 million as of September 30, 2022.

The other two plans held in the same master trust, the Roadway LLC Pension Plan and the YRC Retirement Pension Plan, did not trigger a similar settlement charge and will be remeasured on December 31, 2022.

6. Earnings (Loss) Per Share

We calculate basic earnings (loss) per share by dividing our net income (loss) available to common shareholders by our basic weighted-average shares outstanding. The calculation for diluted earnings (loss) per share adjusts the weighted average shares outstanding for our dilutive unvested shares and stock units using the treasury stock method. Our calculations for basic and dilutive earnings (loss) per share for three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months		Nine Months
(dollars in millions, except per share data; shares and stock units in thousands)	2022	2021	2022	2021
Basic and dilutive net income (loss) available to common shareholders	$4.8	$8.3	$37.3	$(64.4)

Basic weighted average shares outstanding	51,448	50,868	51,295	50,661
Effect of dilutive securities:
Unvested shares and stock units(a)	898	950	922	—
Dilutive weighted average shares outstanding	52,346	51,818	52,217	50,661
Basic earnings (loss) per share(b)	$0.09	$0.16	$0.73	$(1.27)
Diluted earnings (loss) per share(b)	$0.09	$0.16	$0.72	$(1.27)

(a)
Includes unvested shares of Common Stock, unvested stock units and vested stock units for which the underlying Common Stock has not been distributed.
(b)
Earnings (loss) per share is based on unrounded figures and not the rounded figures presented.

Given our net losses incurred during the nine months ended September 30, 2021, we do not report dilutive securities for this period. At September 30, 2022 and 2021, our anti-dilutive unvested shares, options, and stock units were approximately 647,000 and 180,000, respectively.

7. Commitments, Contingencies and Uncertainties

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

8. Subsequent Events

On October 31, 2022, we completed an amendment to our ABL agreement which was set to end on January 9, 2024. The new agreement will extend the term to January 9, 2026 and includes a springing maturity commencing thirty days prior to the maturity of any of the Term Debt, the UST Tranche A Facility Indebtedness, or the UST Tranche B Facility Indebtedness. The amended facility has an increased capacity of $50 million up to $500 million. The facility has an interest rate of Secured Overnight

Financing Rate ("SOFR") + 1.75%, a 50 basis point reduction in the fixed portion of the interest rate from the previous rate of LIBOR + 2.25%.

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

Consolidated Results of Operations: an analysis of our consolidated results of operations for the three and nine months ended September 30, 2022 and 2021.

Certain Non-GAAP Financial Measures: presentation and an analysis of selected non-GAAP financial measures for the three and nine months ended September 30, 2022 and 2021 and trailing-twelve-months ended September 30, 2022 and 2021.

Financial Condition, Liquidity and Capital Resources: a discussion of our major sources and uses of cash and an analysis of our cash flows and, if applicable, material changes in our contractual obligations and commercial commitments.

The “third quarter" and "first three quarters" of the years discussed below refer to the three and nine months ended September 30, respectively.

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

Business Strategy Overview

Our strategy is focused on our multi-year enterprise transformation to optimize and structurally improve our network that includes more than 300 strategically located terminals throughout North America. The transformation is expected to increase asset utilization, enhance network efficiencies, and create cost savings and leverage operational flexibilities gained with our 2019 labor agreement, consolidate disparate company systems onto a single platform and rationalize the more than 300 physical locations in the network while maintaining geographic coverage. The result will be to operate as one Yellow company, one Yellow network, under one Yellow brand that provides great super-regional service.

With all of our LTL companies migrated to a common technology platform the focus in 2022 has been the integration of our four disparate linehaul networks into a single national network. The combination of our four individual linehaul networks currently tied to our legacy national and regional carrier brands will result in greater density as freight moves throughout our network from origin to destination terminals. Also, the local terminal pickup and delivery optimization efforts will eliminate the overlapping coverage and customer interactions that currently exist between our legacy national and regional carrier brands. When completed, this operational transformation will result in enhanced customer service, cost savings opportunities from reduced miles and productivity gains, and will create additional capacity without adding incremental physical infrastructure. In September, we successfully implemented phase one of the network optimization in the western U.S. Phase one included integrating 89 legacy YRC Freight and Reddaway terminals to operate as a super-regional network. The early results are meeting our expectations and customers are benefitting by having one driver pick-up and deliver both regional and long-haul shipments. We remain focused on applying lessons learned from phase one and completing the transition of the rest of the network around December 31, 2022.

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

Consolidated Results of Operations

The table below provides summary consolidated financial information for the third quarter and first three quarters of 2022 and 2021:

	Third Quarter				First Three Quarters
	2022		2021		2022		2021		Percentage Change 2022 vs 2021
(in millions)	$	%	$	%	$	%	$	%	Third Quarter %	First Three Quarters %
Operating Revenue	$1,360.4	100.0	$1,301.4	100.0	$4,044.5	100.0	$3,812.9	100.0	4.5	6.1
Operating Expenses:
Salaries, wages and employee benefits	715.9	52.6	729.7	56.1	2,163.6	53.5	2,204.8	57.8	(1.9)	(1.9)
Fuel, operating expenses and supplies	279.3	20.5	216.1	16.6	810.2	20.0	636.6	16.7	29.2	27.3
Purchased transportation	193.0	14.2	200.3	15.4	584.5	14.5	610.6	16.0	(3.6)	(4.3)
Depreciation and amortization	36.0	2.6	37.8	2.9	107.2	2.7	106.1	2.8	(4.8)	1.0
Other operating expenses	88.2	6.5	68.9	5.3	231.3	5.7	205.5	5.4	28.0	12.6
(Gains) losses on property disposals, net	(1.1)	(0.1)	0.2	0.0	(9.8)	(0.2)	1.5	0.0	NM*	NM*
Total operating expenses	1,311.3	96.4	1,253.0	96.3	3,887.0	96.1	3,765.1	98.7	4.7	3.2
Operating Income	49.1	3.6	48.4	3.7	157.5	3.9	47.8	1.3	1.4	NM*
Nonoperating Expenses:
Nonoperating expenses, net	43.4	3.2	40.1	3.1	118.3	2.9	111.0	2.9	8.2	6.6
Income (loss) before income taxes	5.7	0.4	8.3	0.6	39.2	1.0	(63.2)	(1.7)	(31.3)	(162.0)
Income tax expense	0.9	0.1	—	-	1.9	0.0	1.2	0.0	NM*	NM*
Net income (loss)	$4.8	0.4	$8.3	0.6	$37.3	0.9	$(64.4)	(1.7)	(42.2)	(157.9)

*Not meaningful

Third Quarter of 2022 Compared to the Third Quarter of 2021

Consolidated operating revenue, including fuel surcharge, increased $59.0 million compared to the third quarter of 2021. Fuel surcharge revenue grew significantly compared to the third quarter of 2021 primarily due to higher fuel prices. Excluding fuel surcharge revenue, consolidated operating revenue was relatively unchanged as shipping volume decreases were largely offset by yield increases charged to customers which were primarily driven by continued driver shortages and supply chain disruptions.

The Company’s results reflect the net revenue increase offset by increased fuel expense and certain variable operating expenses. Overall inflation in costs driven by macroeconomic conditions impacted costs across the Company, which were generally offset by overall volume decreases in our shipping activities. Further material changes are provided below.

Salaries, wages and employee benefits. Salaries, wages and employee benefits decreased $13.8 million primarily due to shipping volume decreases partially offset by contractual wage and benefit increases.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $63.2 million, primarily due to a $34.0 million increase in fuel expense, which was largely a result of higher fuel prices and a $13.2 million increase in uncollectible receivables and expected customer credit losses, partially offset by fewer miles driven. Additional increases resulted from higher facility maintenance, travel expenses, and usage of professional services.

Purchased transportation. Purchased transportation decreased $7.3 million primarily due to targeted efforts by the Company to mitigate certain impacts from significant rate increases and other factors noted above. While the cost of purchased transportation has increased, overall utilization by the Company has declined leading to an overall decrease. These decreases include a $12.9 million decrease in over-the-road purchased transportation expense and a $12.1 million decrease in vehicle rentals. These decreases were partially offset by an increase of $11.4 million in third-party costs due to the growth in customer-specific logistics solutions and an increase of $2.4 million in rail purchased transportation expense.

Other operating expenses. Other operating expenses increased $19.3 million primarily due to a $19.4 million increase in third-party liability claims expense mostly due to unfavorable development of prior year claims during 2022.

Income tax. The Company’s tax provision or benefit for interim periods is computed using an estimate of the annual effective tax rate and adjusted for discrete items, if any, that occurred during the reporting periods presented. Our effective tax rate for the third quarter of 2022 and 2021 was 15.8% and 0.0%, respectively. The effective tax rate for 2022 differed from the U.S. federal statutory rate primarily due to the valuation allowance on our domestic net deferred tax assets partially offset by foreign and state income taxes. The effective rate for 2021 differed from the U.S. federal statutory rate primarily due to the valuation allowance on our domestic net deferred tax assets. The Company maintained a full valuation allowance on our domestic net deferred tax assets as of the reporting periods presented. On August 16, 2022, the United States enacted the Inflation Reduction Act (the

“IRA”). The IRA included provisions related to aspects of corporate income taxes. We do not currently expect the IRA to have a significant impact on our provision for income taxes.

The table below summarizes the key revenue metrics for the third quarter of 2022 compared to the third quarter of 2021:

	Third Quarter
	2022	2021	Percent Change(a)
Workdays	64.0	63.5

Operating ratio	96.4%	96.3%	(0.1) pp

LTL picked up revenue (in millions)	$1,227.4	$1,167.0	5.2%
LTL tonnage (in thousands)	1,961	2,323	(15.6%)
LTL tonnage per workday (in thousands)	30.64	36.58	(16.2%)
LTL shipments (in thousands)	3,557	4,141	(14.1%)
LTL shipments per workday (in thousands)	55.58	65.22	(14.8%)
LTL picked up revenue per hundred weight	$31.30	$25.12	24.6%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$24.65	$21.84	12.8%
LTL picked up revenue per shipment	$345	$282	22.4%
LTL picked up revenue per shipment (excluding fuel surcharge)	$272	$245	10.9%
LTL weight per shipment (in pounds)	1,102	1,122	(1.7%)

Total picked up revenue (in millions)(b)	$1,339.5	$1,283.2	4.4%
Total tonnage (in thousands)	2,494	3,045	(18.1%)
Total tonnage per workday (in thousands)	38.97	47.96	(18.7%)
Total shipments (in thousands)	3,650	4,257	(14.3%)
Total shipments per workday (in thousands)	57.03	67.05	(14.9%)
Total picked up revenue per hundred weight	$26.85	$21.07	27.5%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$21.36	$18.40	16.1%
Total picked up revenue per shipment	$367	$301	21.8%
Total picked up revenue per shipment (excluding fuel surcharge)	$292	$263	10.9%
Total weight per shipment (in pounds)	1,367	1,431	(4.5%)

(in millions)	2022	2021
(b) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,360.4	$1,301.4
Change in revenue deferral and other	(20.9)	(18.2)
Total picked up revenue	$1,339.5	$1,283.2
(a)
Percent change based on unrounded figures and not the rounded figures presented.
(b)
Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue.

First Three Quarters of 2022 Compared to the First Three Quarters of 2021

Consolidated revenue, including fuel surcharge, increased $231.6 million compared to the first three quarters of 2021 on lower shipping volumes. Fuel surcharge revenue grew significantly compared to the first three quarters of 2021 primarily due to higher fuel prices. Excluding fuel surcharge revenue, consolidated operating revenue was relatively unchanged as shipping volume decreases were largely offset by yield increases charged to customers which were primarily driven by continued driver shortages and supply chain disruptions.

The Company’s results reflect these revenue increases partially offset by increased variable and other expenses as discussed below. Further material changes are provided below and, for salaries, wages and employee benefits, refer to the third quarter discussion above.

Salaries, wages and employee benefits. Salaries, wages and employee benefits decreased $41.2 million primarily due to shipping volume decreases partially offset by contractual wage and benefit increases.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $173.6 million, primarily due to a $108.1 million increase in fuel expense, which was largely a result of higher fuel prices and a $31.5 million increase in uncollectible receivables and expected customer credit losses, partially offset by fewer miles driven. Additional increases resulted from higher travel expenses, facility maintenance, and usage of professional services.

Purchased transportation. Purchased transportation decreased $26.1 million primarily due to targeted efforts by the Company to mitigate certain impacts from significant rate increases and other factors noted above. While the cost of purchased transportation has increased, overall utilization by the Company has declined leading to an overall decrease. These decreases include a $44.6 million decrease in over-the-road purchased transportation expense and a $38.1 million decrease in vehicle rentals. These decreases were partially offset by an increase of $33.3 million in third-party costs due to the growth in customer-specific logistics solutions and an increase of $25.3 million in rail purchased transportation expense.

Other operating expenses. Other operating expenses increased $25.8 million primarily due to an $18.1 million increase in third-party liability claims expense mostly due to unfavorable development of prior year claims during 2022 and a $7.9 million increase in cargo claims.

Income tax. The Company’s tax provision or benefit for interim periods is computed using an estimate of the annual effective tax rate and adjusted for discrete items, if any, that occurred during the reporting periods presented. Our effective tax rate for the first three quarters of 2022 and 2021 was 4.8% and (1.9%), respectively. The effective tax rate for 2022 differed from the U.S. federal statutory rate primarily due to the valuation allowance on our domestic net deferred tax assets partially offset by foreign and state income taxes. The effective rate for 2021 differed from the U.S. federal statutory rate primarily due to the valuation allowance on our domestic net deferred tax assets along with foreign and state income taxes. The Company maintained a full valuation allowance on our domestic net deferred tax assets as of the reporting periods presented. On August 16, 2022, the United States enacted the Inflation Reduction Act (the “IRA”). The IRA included provisions related to aspects of corporate income taxes. We do not currently expect the IRA to have a significant impact on our provision for income taxes.

The table below summarizes the key revenue metrics for the first three quarters of 2022 compared to the first three quarters of 2021:

	First Three Quarters
	2022	2021	Percent Change(a)
Workdays	191.0	191.0

Operating ratio	96.1%	98.7%	2.6 pp

LTL picked up revenue (in millions)	$3,642.9	$3,446.4	5.7%
LTL tonnage (in thousands)	6,023	7,312	(17.6%)
LTL tonnage per workday (in thousands)	31.54	38.28	(17.6%)
LTL shipments (in thousands)	10,837	12,824	(15.5%)
LTL shipments per workday (in thousands)	56.74	67.14	(15.5%)
LTL picked up revenue per hundred weight	$30.24	$23.57	28.3%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$24.11	$20.67	16.7%
LTL picked up revenue per shipment	$336	$269	25.1%
LTL picked up revenue per shipment (excluding fuel surcharge)	$268	$236	13.7%
LTL weight per shipment (in pounds)	1,112	1,140	(2.5%)

Total picked up revenue (in millions)(b)	$3,992.9	$3,787.1	5.4%
Total tonnage (in thousands)	7,697	9,529	(19.2%)
Total tonnage per workday (in thousands)	40.30	49.89	(19.2%)
Total shipments (in thousands)	11,124	13,188	(15.7%)
Total shipments per workday (in thousands)	58.24	69.05	(15.7%)
Total picked up revenue per hundred weight	$25.94	$19.87	30.5%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$20.88	$17.50	19.4%
Total picked up revenue per shipment	$359	$287	25.0%
Total picked up revenue per shipment (excluding fuel surcharge)	$289	$253	14.3%
Total weight per shipment (in pounds)	1,384	1,445	(4.2%)

(in millions)	2022	2021
(b) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$4,044.5	$3,812.9
Change in revenue deferral and other	(51.6)	(25.8)
Total picked up revenue	$3,992.9	$3,787.1

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

Adjusted EBITDA

The reconciliation of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA (defined in our TL Agreements as “Consolidated EBITDA”) for the third quarter of 2022 and 2021, first three quarters of 2022 and 2021, and the trailing twelve months ended September 30, 2022 and 2021, is as follows:

	Third Quarter		First Three Quarters		Trailing-Twelve-Months Ended
(in millions)	2022	2021	2022	2021	September 30, 2022	September 30, 2021
Reconciliation of net loss to Adjusted EBITDA:
Net income (loss)	$4.8	$8.3	$37.3	$(64.4)	$(7.4)	$(83.1)
Interest expense, net	41.2	38.5	116.8	111.9	155.3	145.7
Income tax expense	0.9	—	1.9	1.2	3.8	0.4
Depreciation and amortization	36.0	37.8	107.2	106.1	144.7	138.6
EBITDA	82.9	84.6	263.2	154.8	296.4	201.6
Adjustments for TL Agreements:
(Gains) losses on property disposals, net	(1.1)	0.2	(9.8)	1.5	(10.6)	1.5
Non-cash reserve changes(a)	(3.9)	(2.7)	(0.2)	0.2	11.2	0.1
Letter of credit expense	2.2	2.1	6.5	6.3	8.7	8.4
Permitted dispositions and other	0.1	—	0.4	0.8	0.4	0.6
Equity-based compensation expense	1.0	0.8	4.3	3.5	5.2	3.9
Non-union pension settlement charge	4.0	3.1	4.0	3.4	65.3	5.1
Other, net	(0.4)	0.8	0.8	2.7	1.1	4.7
Expense amounts subject to 10% threshold(b):
Department of Defense settlement charge	—	—	5.3	—	5.3	—
Other, net	5.8	6.7	14.0	19.6	18.7	28.1
Adjusted EBITDA prior to 10% threshold	90.6	95.6	288.5	192.8	401.7	254.0
Adjustments pursuant to TTM calculation(b)	—	(1.2)	—	(2.3)	—	(5.6)
Adjusted EBITDA	$90.6	$94.4	$288.5	$190.5	$401.7	$248.4

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

Financial Condition, Liquidity and Capital Resources

The following sections provide aggregated information regarding our financial condition, liquidity and capital resources. As of September 30, 2022 and December 31, 2021, our total debt was $1,560.0 million and $1,554.5 million, respectively.

Liquidity

Our principal sources of liquidity are cash and cash equivalents, any prospective net cash flow from operations and available borrowings under our ABL Facility. As of September 30, 2022, our cash and cash equivalents, exclusive of restricted amounts held in escrow, was $284.5 million.

As of September 30, 2022, our Availability under our ABL Facility was $86.3 million, and our Managed Accessibility (as defined below) was $41.3 million. Availability is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $363.7 million of outstanding letters of credit. Our Managed Accessibility represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured as of September 30, 2022. If eligible receivables fall below the threshold management uses to measure availability, which is 10% of the borrowing line, the credit agreement governing the ABL Facility permits adjustments from eligible borrowing base cash to restricted cash prior to the compliance measurement date of October 17, 2022. Cash and cash equivalents and Managed Accessibility totaled $325.8 million at September 30, 2022.

As of December 31, 2021, our Availability under our ABL Facility was $93.1 million, and our Managed Accessibility was $48.1 million. Cash and cash equivalents and Managed Accessibility totaled $358.8 million at December 31, 2021.

Covenants

Under the UST Loans and Credit Agreement, the Company has a quarterly requirement to maintain a trailing-twelve-month ("TTM") Adjusted EBITDA of $200.0 million through the maturity of these agreements. Management expects, based on actual and forecasted operating results, the Company will meet this covenant requirement for the next twelve months.

Cash Flows

For the first three quarters of 2022 and 2021:

	First Three Quarters
(in millions)	2022	2021
Net cash provided by (used in) operating activities	$121.3	$9.3
Net cash provided by (used in) investing activities	(127.4)	(441.8)
Net cash provided by (used in) financing activities	(16.5)	322.7

Operating Cash Flow

Cash provided by operating activities was $121.3 million during the first three quarters of 2022, compared to $9.3 million during the first three quarters of 2021. The increase in cash provided was primarily attributable to a $101.7 million increase in net income partially offset by changes in working capital, including a $92.8 million change in accounts receivable and a partially offsetting $82.9 million change in other operating liabilities.

Investing Cash Flow

Cash used in investing activities was $127.4 million during the first three quarters of 2022 compared to $441.8 million of cash used during the first three quarters of 2021. The decrease of $314.4 million in cash used was primarily driven by a decrease in cash outflows on revenue equipment acquisitions, including those primarily funded by our UST Credit Agreements.

Financing Cash Flow

The decrease in cash provided by financing activities for the first three quarters of 2022 as compared to 2021 was related to amounts drawn during the first three quarters of 2021 on our UST Credit Agreement Tranche B.

Capital Expenditures

Our capital expenditures for the first three quarters of 2022 and 2021 were $140.7 million and $442.9 million, respectively. These amounts were principally used to fund the purchase of revenue equipment, to improve our technology infrastructure and to refurbish engines for our revenue equipment fleet. The Company revised its capital expenditures plan and expects total capital expenditures during 2022 to be between $210.0 million and $230.0 million, primarily due to limited tractor and trailer production capacity at equipment manufacturers.

Contractual Obligations and Other Commercial Commitments

The following sections summarize consolidated information regarding our contractual cash obligations and other commercial commitments for any updates for material changes during the reporting period ended September 30, 2022.

Contractual Cash Obligations

The Company has completed a review of our material cash requirements to analyze and disclose material changes, if any, in those requirements between those expected cash outflows as of December 31, 2021, as detailed in the Form 2021 10-K, and those as of September 30, 2022.

As of September 30, 2022 and December 31, 2021, we are contractually obligated to make other capital expenditures of approximately $45.9 million and $27.7 million, respectively, primarily for revenue equipment obligations.

All other changes in our cash requirements, for cash outflows that we are contractually obligated to make were considered by the Company and determined to be reasonably expected based upon our prior financial statement disclosures or in the ordinary course of business.

Other Commercial Commitments

The Company has completed a review of our other commercial commitments in order to analyze and disclose material changes, if any, in those commitments between those as of December 31, 2021, as detailed in the 2021 Form 10-K, and those as of September 30, 2022. As a result, the Company determined that there were no material changes to disclose.

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

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of September 30, 2022 and has concluded that our disclosure controls and procedures were effective as of September 30, 2022.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 31, 2022, we entered into Amendment No. 7 to our ABL agreement with the lenders party thereto and Citizens Business Capital, as agent for the lenders and issuing banks (the “Amended ABL”). The Amended ABL extended the maturity date from January 9, 2024 to January 9, 2026 and includes a springing maturity commencing thirty days prior to the maturity of any of the Term Debt, the UST Tranche A Facility Indebtedness, or the UST Tranche B Facility Indebtedness, subject to certain exceptions. The Amended ABL also increased the credit commitment capacity by $50 million to up to $500 million. The loans are subject to varying rates of interest based on whether the loan is a Secured Overnight Financing Rate (“SOFR”) loan or a base rate loan. SOFR loans bear an interest rate of SOFR + 1.75% + a 0.10% credit spread adjustment. Base rate loans bear an interest rate of the Base Rate (as defined in the Amended ABL) + 0.75%, in each case subject to a 0.00% floor. The letter of credit sublimit remains at $450,000,000.

The foregoing description of the ABL Amendment does not purport to be complete, and is qualified in its entirety by reference to the full text of the ABL Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

10.1*	Amendment No. 7 to Loan and Security Agreement by and among the Company, certain of the Company's subsidiaries party thereto, the lenders party thereto and Citizens Business Capital as agent.

31.1*	Certification of Darren D. Hawkins filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Daniel L. Olivier filed pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Darren D. Hawkins furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Daniel L. Olivier furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Interline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

__________________________

* Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YELLOW CORPORATION

Date: November 2, 2022	/s/ Darren D. Hawkins
Darren D. Hawkins
Chief Executive Officer

Date: November 2, 2022	/s/ Daniel L. Olivier
Daniel L. Olivier
Chief Financial Officer