Form 10-K
period 2022-12-31
Yellow Corp
filed 2023-02-09
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $104.0 million based on the closing price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 6, 2023
Common Stock, $0.01 par value per share	51,808,732 shares

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

Incorporated in Delaware, we employed approximately 30,000 people as of December 31, 2022. The mailing address of our principal executive office is 501 Commerce Street, Suite 1120, Nashville, Tennessee 37203, and our telephone number is (913) 696-6100. Our website is www.myyellow.com. Through the “SEC Filings” link under the “Investors & News” tab on our website, we make our filings available as soon as reasonably practicable after they are electronically filed with or furnished to the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, filings required under Section 16 of the Securities Exchange Act and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All of these filings may be viewed or printed from our website free of charge.

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

Each of our LTL operating subsidiaries has employees who are represented by the International Brotherhood of Teamsters (“IBT”). These employees represented approximately 82% of our workforce at December 31, 2022. Salaries, wages and employee benefits for both union and non-union employees compose over half of our operating costs.

The Company’s employees are dedicated to operating its extensive network which transported approximately 14.2 million shipments in 2022. On December 31, 2022, the Company’s revenue fleet was comprised of approximately 12,700 tractors, including approximately 11,700 owned tractors and 1,000 leased tractors, and approximately 42,000 trailers, including approximately 34,800 owned trailers and 7,200 leased trailers. The Company’s network includes 308 strategically located service facilities including 166 owned facilities with approximately 10,000 doors and 142 leased facilities with approximately 9,100 doors, in addition to six warehouses managed by our logistics solution provider, Yellow Logistics.

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

Competition

The Company operates in a highly competitive environment. Our competitors include global, integrated freight transportation services providers, global freight forwarders, national freight services providers (including intermodal providers), regional and interregional carriers, third-party logistics providers, and small, intraregional transportation companies. The trucking industry also faces emerging competition from technology firms that specialize in load-matching services and large customers that may use their significant scale advantages to offer transportation services to their suppliers and customers.

The Company also has competitors within several different modes of transportation including: LTL, truckload, air and ocean cargo, intermodal rail, parcel and package companies, transportation consolidators, reverse logistics firms, and privately-owned fleets. Ground-based transportation includes private fleets and “for-hire” provider groups. The private provider segment consists of private fleets owned by companies that move their own goods and materials. The “for-hire” groups are classified based on the typical shipment sizes that they handle. Truckload refers to providers transporting shipments that generally fill an entire dry van, and LTL refers to providers transporting goods from multiple shippers in a single trailer.

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

Asset-based LTL carriers utilize 3PL firms. These asset-light service providers are both our customers and competitors. As customers, these firms aggregate truck shipment demand and distribute that demand across the transportation sector. Asset-based LTL carriers are the providers of shipping capacity to 3PL companies and thus our LTL offerings can benefit from the relationships with 3PL firms. As competitors, 3PLs often control shipper relationships and can shift shipment volumes away from specific carriers. Certain 3PL firms have completed purchases of asset-based LTL carriers and certain LTL carriers have completed purchases of 3PL firms, both of which have and will continue to alter the competitive landscape.

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

Large shippers with significant freight volume and advanced technologies offer transportation management services to their suppliers and customers. These companies often operate their own private fleets and can merge asset and non-asset based transportation solutions to create a competitive, market-facing offer.

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

Foreign companies have begun to invest in U.S. transportation and supply chain companies. Some of these companies are large, multi-national firms with significant resources across a broad spectrum of the global logistics sector.

Significant technological investments to improve network efficiency and optimize asset utilization can provide carriers with cost advantages. Further development of density-based pricing strategies require carriers to continue to make investments in scanning and measuring technologies. We have taken significant steps toward implementing these various types of technologies, and other competitors in our industry have made and continue to make investments in these technologies at varying speeds.

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

Our Company is subject to regulatory and legislative changes, which can affect our economics and those of our competitors. Some regulatory changes could potentially impact the pool of available drivers and the costs of compensation of drivers. Various federal and state agencies regulate us, and our operations are also subject to various federal, foreign, state, provincial and local environmental laws and regulations dealing with transportation, storage, presence, use, disposal and handling of hazardous materials, emissions related to the use of petroleum-based fuels, fuel efficiency, discharge of storm-water and underground fuel storage tanks. Our drivers and facility employees are protected by occupational safety and health regulations and our drivers are subject to hours of service regulations. We are also subject to security regulations imposed by the U.S. Department of Homeland Security and other federal and state agencies that are intended to combat terrorism. See the Risk Factors section related to our compliance with laws and regulations in Item 1A of this report.

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

Our operating companies store fuel and lubricating oils for use in our revenue equipment in approximately 174 underground storage tanks located throughout the U.S. Maintenance of such underground storage tanks is regulated at the federal and, in some cases, state level. The underground storage tanks are required to have leak detection systems and are required to be extracted upon our exiting the property.

During 2022, we spent approximately $10.6 million to comply with U.S. federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, “Environmental Regulations”). In 2023, we expect to spend approximately $10.8 million to comply with the Environmental Regulations. Based upon current information, we believe that our compliance with Environmental Regulations will not have a material adverse effect upon our capital expenditures, results of operations and competitive position because we have either made adequate reserves for such compliance expenditures or the cost for such compliance is expected to be small in comparison with our overall expenses.

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

Economic Factors and Seasonality

Our business is subject to a number of general economic factors that may have a material effect on the results of our operations, many of which are largely out of our control. These include supply chain interruptions, the impact of recessionary economic cycles, as well as downturns in our customers’ business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers. Economic conditions may materially affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. We operate in a highly price-sensitive and competitive industry, making industry pricing actions, quality of customer service, effective asset utilization and cost control major competitive factors.

All of our revenues are subject to seasonal variations which are common in the trucking industry. Generally, most of the first quarter and the latter part of the fourth quarter are the seasonally weakest while the second and third quarters are the seasonally strongest, as customers tend to reduce shipments prior to and after the winter holiday season. Operating expenses as a percent of revenue tend to be higher, and operating cash flows as a percent of revenue tend to be lower in the winter months, primarily due to colder weather and seasonally lower levels of shipments and the seasonal timing of expenditures. The availability and cost of labor and other operating cost inputs, such as fuel, equipment maintenance and equipment replacements, can significantly impact our overall cost, competitive position within our industry and our resulting earnings and cash flows.

Consumer and corporate purchasing behaviors may also change due to cyclical economic conditions or changes in consumer trends. For example, consumer retail shopping experienced a significant shift in market share from brick-and-mortar distribution to online purchasing and direct-to-consumer warehouse fulfillment. The Company believes that this shift was notably accelerated due to COVID-19. These changes continue to impact distribution patterns, warehousing and inventory carrying volumes, and subsequent use of LTL.

Human Capital Resources

People and Culture

The Company's commitment to human capital resources is evidenced through an intentional focus on our most important customer, our employees. Their safety and wellness, both physical and mental, are our top priority as we strive to create a culture of collaboration, inclusion, integrity, accountability, and respect. We believe the Company's success in serving our external customers will depend on our commitment to these values, and our ability to attract, develop, and retain diversely talented individuals.

We will create an inclusive and diversely engaged workforce where employees experience a sense of purpose, belonging, and ownership of their work. Strategically utilizing the unique experiences and perspectives of our nearly 30,000 employees, including approximately 24,000 unionized employees, along with their industry-specific knowledge and skills will improve our operational capacity, our organizational performance, and, most importantly, our workplace culture.

Our employee-led Diversity, Equity, Inclusion and Belonging ("DEIB") Council collaborates with our workforce to develop concrete, strategic objectives that prioritize and drive accountability for the development of equitable policies, practices, and programs that are people and culture-focused. The DEIB Council proactively identifies, engages with, and advocates for diverse ideas, interests, and perspectives to center and provide platforms for historically oppressed groups.

Likewise, the Company named a Vice President of Workforce Diversity to guide people and culture efforts who in collaboration with the DEIB Council, provides strategic direction, sets organizational objectives, and leads DEIB initiatives and programs. We have been honored to receive several awards and form partnerships highlighting our employees' efforts supporting our commitment to diversity and inclusion including Top Company for Women to Work for in Transportation, Military Friendly Employer, the National Defense Transportation Association Pathfinder Society Award, ATA 2022 Diversity, Equity & Inclusion Change Leader Award , and the U.S. Army Partnership for Your Success (PaYS) program.

Safety and Wellness

The number one core value for Yellow has always been safety. Hazards are actively identified and controlled. As a team, we hold ourselves accountable to keep ourselves and others safe, including customers and the general public. We actively provide leadership and frontline development to meet regulatory requirements and promote a culture of safety in all we do. Our recognition systems reinforce safe behaviors with a focus on exposure control as well as injury and collision reduction. A safety governance structure from the terminal level to the Board of Directors is in place to oversee strategic initiatives related to safety policies, practices, and protocols.

Training and Development

Our CDL Apprenticeship program provides paid training for current employees or newly hired employees. In addition to classroom preparation for a commercial driver's license, students are given behind-the-wheel skills development to prepare for a career in trucking. The Yellow Driving Academies have expanded to 21 locations across the U.S. to address the nationwide shortage of experienced drivers. The comprehensive training is registered through the Department of Labor and is compliant with the Federal Motor Carrier Safety Administration ("FMCSA") Entry-Level Driver Training requirements. Student training emphasizes safe driving habits through extended on road skills training.

In addition to our driver training program, Yellow also received the Association for Talent Development’s 2022 BEST award for the third year in a row. This award recognizes organizations that demonstrate enterprise-wide success as a result of employee talent development.

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

Our business is subject to a number of general economic factors, including the health of the economy, global trade tensions, global or national health epidemics and pandemics, and fluctuating interest rates, among others that may adversely affect our business, financial condition and results of operations, many of which are largely out of our control. These factors include recessionary economic cycles and downturns in customers’ business cycles and changes in their business practices, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers. Economic conditions may adversely affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. Because a portion of our costs are fixed, it may be difficult for us to quickly adjust our cost structure proportionally with fluctuations in volume levels. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our reserve for bad debt losses. Further, we depend on our suppliers for equipment, parts and services that are critical to our business. A disruption in the availability of these supplies or a material increase in their cost due to adverse economic conditions or financial constraints of our suppliers could adversely impact our business, financial condition, results of operations and cash flows.

Regarding our operating costs, inflationary pressures occurred throughout 2022 and are expected to persist in the near term. We cannot predict future economic conditions, fuel price fluctuations, revenue equipment resale values, or how consumer confidence and shipping volumes could be affected by such conditions.

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

Each of our operating subsidiaries has employees who are represented by the IBT. These employees represented approximately 82% of our workforce at December 31, 2022. Salaries, wages and employee benefits for both union and non-union employees compose over half of our operating costs, which for union employees include multi-employer pension and health and welfare plans. The labor and benefit expenses associated with the union employees are subject to regular negotiation with the IBT primarily upon the expiration of union labor agreements. Each of our YRC Freight, New Penn, Holland and Reddaway subsidiaries employ most of their unionized employees under the terms of a common master collective bargaining agreement and related supplemental agreements that remain in effect through March 31, 2024. The IBT also represents a number of employees at YRC Freight in Canada under more localized agreements, which have wages, benefit contributions and other terms and conditions that we believe better fit the cost structure and operating models of this entity.

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

We depend on the services of key employees and the loss of any substantial number of these individuals or an inability to hire additional personnel could adversely affect us.

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

We depend on third-party capacity providers, and service instability from these transportation providers could increase our operating costs and reduce our ability to offer intermodal services, which could adversely affect our revenue, results of operations, and customer relationships.

Our intermodal operations use railroads and some third-party drayage carriers to transport freight for our customers, and intermodal dependence on railroads could increase as intermodal services expand. In certain markets, rail service is limited to a few railroads or even a single railroad. Intermodal providers have experienced poor service from providers of rail-based services in the past. Our ability to provide intermodal services in certain traffic lanes would be reduced or eliminated if the railroads' services became unstable. Railroads could reduce their services in the future, which could increase the cost of the rail-based services we provide and could reduce the reliability, timeliness, efficiency, and overall attractiveness of our rail-based intermodal services. Furthermore, price increases could result in higher costs to us, which we may be unable to pass on to our customers and could result in the reduction or elimination of our ability to offer intermodal services. In addition, we may not be able to negotiate additional contracts with railroads to expand our capacity, add additional routes, obtain multiple providers, or obtain railroad services at current cost levels, any of which could limit our ability to provide this service.

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
•
Brand recognition and strength is of ongoing importance and can be impacted, suddenly or over time, by factors such as adverse publicity and environmental, social and governance (“ESG”) perceptions or profile ratings in the rapidly evolving field of ESG analysis which is likely to gain significance if greenhouse gas or similar disclosure regulations become effective;
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

As is common in the trucking industry, our revenues are subject to seasonal variations. During late fourth quarter and early first quarter each year, we normally would expect operating expenses as a percent of revenue to increase and operating cash flows as a percent of revenue to decrease as compared to the rest of the year. The seasonal impact is primarily due to inclement weather, seasonally lower levels of shipments, and the seasonal timing of expenditures. We anticipate these seasonal trends will continue to impact our financial results and liquidity. Climate conditions and volatile changes in weather conditions, including extreme heat or cold, could increase the risk of wildfires, floods, blizzards, hurricanes and other weather-related disasters or climate condition changes, which could impact our ability to timely meet, or increase the cost of meeting, our obligations, impacting our financial results.

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

The U.S. Departments of Transportation and Homeland Security and various federal, state, local and foreign agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and permits to conduct transportation business. Our drivers are also subject to hours-of-service rules of the FMCSA. In the future, we may become subject to new or more restrictive regulations that the FMCSA, Departments of Transportation and Homeland Security, the Occupational Safety and Health Administration, the EPA, the SEC, or other authorities impose, including regulations relating to engine exhaust emissions, greenhouse gas emissions, environmental or other disclosures, the hours of service that our drivers may provide in any one-time period, security and other matters. Compliance with these regulations could substantially impair productivity and increase our costs.

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

The continuing impact of the COVID-19 pandemic or any other widespread outbreak of an illness, communicable disease, or public health crisis, as well as regulatory measures implemented in response to such events, could adversely affect our business, financial condition, results of operations and cash flows.

To the extent COVID-19 restrictions remain or are renewed, or if other public health events occur, governments and authorities could impose restrictions such as travel bans and limits, quarantines, shelter-in-place orders, increased border and port controls, and closures and shutdowns, which have previously resulted in global business disruptions. In 2021, the United States President issued an executive order requiring COVID-19 vaccinations of employees of federal contractors and subcontractors. As a result of legal challenges, the order is not currently being enforced. If the order or any such other standard or mandate becomes effective or enforceable and applicable to us, we could be required to mandate COVID-19 or other vaccines for our covered employees and/or implement a costly testing program. Any such requirements could adversely impact on our ability to attract and retain drivers or other employees, serve our customers, or continue certain aspects of our business. Any public health crisis may lead to other events which could negatively impact our operations, including limited availability of drivers and other key employees, reductions in operating efficiencies or supplies, increased security risks due to employees working remotely, industry-wide excess capacity or rate reductions, an increase in our pension funding obligations due to market volatility, the credit-worthiness of our customers, or volatile financial credit markets. Any of the foregoing could have a material adverse impact on our business, financial conditions, or results of operations.

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

The documents governing our indebtedness contain financial covenants, affirmative covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. The UST Credit Agreements and Term Loan Agreement require a minimum trailing-twelve-month ("TTM") Adjusted EBITDA measured quarterly. Management expects, based on actual and forecasted operating results, that the Company will meet this covenant requirement for the period it became effective and the next twelve months. The UST Credit Agreements also require us and our affiliates to comply with certain requirements in connection with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), including (i) limitations on executive compensation and (ii) until 12 months following the repayments of the UST Credit Agreements, we may not pay any dividends or make any other capital distributions with respect to our common stock.

Our ability to satisfy these indebtedness covenants could be impacted by significant adverse conditions beyond our control, changes in global trade policies or increased contraction in the general economy. If we are unable to achieve the results required to comply with the applicable financial covenants, we may be required to take specific actions to reduce operating costs, as well as specific initiatives in the areas of pricing and customer engagement, and other operational actions to improve productivity and efficiency, as well as increased volume. If we are unable to satisfy our financial covenants or obtain a waiver or an amendment from our lenders, or take other remedial measures, we will be in default under our credit facilities, which would enable lenders thereunder to accelerate the repayment of amounts outstanding and exercise remedies with respect to the collateral. If our lenders under our credit facilities demand payment, we will not have sufficient cash to repay such indebtedness. In addition, a default under our credit facilities or the lenders exercising their remedies thereunder could trigger cross-default provisions in our other indebtedness and certain other operating agreements as well as increase our funding obligations under our pension plans. Our ability to amend our credit facilities or otherwise obtain waivers from our lenders depends on matters that are outside of our control and there can be no assurance that we will be successful in that regard. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity.

Our indebtedness and cash interest payment obligations, lease obligations and pension funding obligations, as well as our liquidity position, could adversely affect our financial flexibility and our competitive position.

As of December 31, 2022, we had various material debt, pension and lease obligations as described within the footnotes to the Consolidated Financial Statements. These obligations and liquidity limitations could:

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

Our ability to service all of our indebtedness and satisfy all of our other obligations depends on many factors beyond our control, and if we cannot generate enough cash to service our indebtedness and satisfy such other obligations, we may be forced to take one or more actions, which may not be successful.

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

In the future, we may issue additional shares of our Common Stock to raise capital or in connection with a restructuring or refinancing of our indebtedness. In addition, approximately 1.4 million shares of our Common Stock remain available and are reserved for issuance, exercise of outstanding stock options and vesting of outstanding share units. Under our 2019 Incentive and Equity Award Plan (the “2019 Plan”), we have registered under the Securities Act all of the shares of Common Stock that we may issue upon the exercise of our outstanding options and the vesting of outstanding share units and on account of future awards made under the 2019 Plan. Our 2020 Employee Stock Purchase Plan has approximately 2.6 million shares of Common Stock reserved for eligible employee participants. All of these registered shares generally can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our Common Stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2022, we operated a total of 308 transportation service facilities located across North America. Of this total, we own 166 and we lease 142, generally with lease terms ranging from one month to ten years with right of renewal options. The number of customer freight servicing doors totaled approximately 19,100, of which approximately 10,000 are at owned facilities and approximately 9,100 are at leased facilities. The transportation service centers vary in size ranging from one to three doors at small local facilities to 426 doors at the largest consolidation and distribution facility. We also occupy general office buildings in several locations and six fully managed warehouse facilities primarily through leasing agreements. Our owned transportation service facilities and office buildings serve as collateral under our credit agreements.

We believe our facilities and equipment, subject to our expectations for capital spending, are adequate to meet current business requirements in 2022. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of capital spending.

Top 10 Service Facilities by Number of Doors at December 31, 2022

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

Daniel L. Olivier	50

Chief Financial Officer of the Company (since October 2020); Vice President of Financial Planning and Analysis of the Company (November 2019-October 2020); Vice President, Finance of Holland (2008-2020).

Jason Bergman	52

Chief Commercial Officer of the Company (since July 2019); Chief Commercial Officer of Dicom Transportation Group (courier and expedited transportation services) (2017-2019); executive Vice President of Global Transport for BDP International (transportation logistics) (2014-2016); Vice President, Strategic Sales, North America for Damco (global logistics) (2013-2014).

Leah K. Dawson	43

Executive Vice President, General Counsel and Secretary of the Company (since October 2020), Assistant General Counsel and Assistant Secretary of the Company (2012-2020); Attorney at the law firm of Bryan Cave Leighton Paisner LLP (2010-2012); Attorney at the law firm of Dentons LLP (2005-2010).

Darrel J. Harris	48

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

Annlea Rumfola	53

Chief Information Officer of the Company (since January 2023); Cardinal Health, Inc. (health care solutions, logistics and supplies): Senior Vice President, CIO Medical Segment (April 2018–December 2022), Senior Vice President, Divisional CIO Pharmaceutical Segment (2015-2018), Vice President, IT Pharmaceutical Distribution and Pharma-Modernization Program (2013-2015), Vice President, IT Nuclear Pharmacy Services (2009-2013), various positions of increasing responsibility (1991-2009).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 6, 2023, 141 stockholders of record held Yellow Corporation common stock. The NASDAQ Global Select Market quotes prices for our common stock under the symbol “YELL”. We do not anticipate that we will pay any dividends on shares of our common stock in the foreseeable future. Further, our TL Agreements (as defined in Item 7 below) in place as of December 31, 2022, restrict the ability of the Company to declare dividends on its outstanding capital stock or execute stock share buybacks.

Common Stock Performance

Set forth below is a line graph comparing the quarterly percentage change in the cumulative total stockholder return of the Company’s common stock against the cumulative total return of the S&P Composite-500 Stock Index and the Dow Jones Transportation Average Stock Index for the period of five years commencing December 31, 2017 and ending December 31, 2022.

Item 6. Selected Financial Data

[Reserved]

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

Overview

This MD&A includes the following sections:

Our Business: a brief description of our business and a discussion of how we assess our operating results

Consolidated Results of Operations: an analysis of our consolidated results of operations for the years ended December 31, 2022, 2021 and 2020

Certain Non-GAAP Financial Measures: an analysis of our results using certain non-GAAP financial measures, for the years ended December 31, 2022, 2021 and 2020

Financial Condition, Liquidity and Capital Resources: a discussion of our major sources and uses of cash as well as an analysis of our cash flows and certain contractual obligations and commercial commitments

Our Business

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

•
Operating Revenue: Our operating revenue has two primary components: volume (commonly evaluated using tonnage, tonnage per day, number of shipments, shipments per day or weight per shipment) and yield or price (commonly evaluated using picked up revenue, revenue per hundredweight or revenue per shipment). Yield includes fuel surcharge revenue, which is common in the trucking industry and represents an amount charged to customers that adjusts with changing fuel prices. We base our fuel surcharges on the U.S. Department of Energy fuel index and adjust them weekly. Rapid material changes in the index or our cost of fuel can positively or negatively impact our revenue and operating income as a result of changes in our fuel surcharge. We believe that fuel surcharge is an accepted and important component of the overall pricing of our services to our customers. Without an industry-accepted fuel surcharge program, our base pricing for our transportation services would require changes. We believe the distinction between base rates and fuel surcharge has diminished over time, and it is impractical to clearly separate all the different factors that influence the price that our customers are willing to pay. In general, under our present fuel surcharge program, we believe rising fuel costs are beneficial to us and falling fuel costs are detrimental to us in the short term, the effects of which are mitigated over time.
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

Business Strategy Overview

Our strategy remains focused on providing exemplary super-regional service as we near completion of our multi-year enterprise transformation to optimize and structurally improve our network that includes more than 300 strategically located terminals throughout North America. The transformation is expected to increase asset utilization, enhance network efficiencies, create cost savings and leverage operational flexibilities gained with our 2019 labor agreement, consolidate disparate company systems onto a single platform and rationalize the more than 300 physical locations in the network while maintaining geographic coverage. The result will be to operate Yellow as one company, one network, under one Yellow brand.

We completed our LTL companies’ migration to a common technology platform in early 2022, and our focus transitioned to the integration of our four disparate linehaul networks into a single national network. The combination of our four individual linehaul networks currently tied to our legacy national and regional carrier brands will result in greater density as freight moves throughout our network from origin to destination terminals. Also, the local terminal pickup and delivery optimization efforts will eliminate the overlapping coverage and customer interactions that currently exist between our legacy national and regional carrier brands. When completed, this operational transformation will result in enhanced customer service, cost savings opportunities from reduced miles and productivity gains, and will create additional capacity without adding incremental physical infrastructure. In September, we successfully implemented phase one of the network optimization in the western U.S. Phase one included integrating 89 legacy YRC Freight and Reddaway terminals, and the results are meeting our expectations as customers are benefitting by having one driver pick-up and deliver both regional and long-haul shipments. We remain focused on applying lessons learned from phase one and completing the network optimization in 2023.

Capital investment remains a top priority for us and we remain committed to investing in our fleet, and in technology solutions that enhance our customers’ experience and improve our operational flexibility and efficiencies.

Consolidated Results of Operations

2022 Compared to 2021

The table below provides summary consolidated financial information and amounts as a percentage of operating revenue for the years ended December 31:

					Percent Change
	2022		2021		2022 vs. 2021
(in millions)	$	%	$	%	%
Operating Revenue	$5,244.7	100.0	$5,121.8	100.0	2.4%
Operating Expenses:
Salaries, wages and employee benefits	2,808.3	53.5	2,921.7	57.0	(3.9)%
Fuel, operating expenses and supplies	1,076.6	20.5	858.1	16.8	25.5%
Purchased transportation	748.5	14.3	800.2	15.6	(6.5)%
Depreciation and amortization	143.4	2.7	143.6	2.8	(0.1)%
Other operating expenses	308.1	5.9	293.9	5.7	4.8%
(Gains) Losses on property disposals, net	(38.0)	(0.7)	0.7	0.0	NM*
Total operating expenses	5,046.9	96.2	5,018.2	98.0	0.6%
Operating Income	197.8	3.8	103.6	2.0	90.9%
Nonoperating Expenses:
Nonoperating expenses, net	171.3	3.3	209.6	4.1	(18.3)%
Income (Loss) before income taxes	26.5	0.5	(106.0)	(2.1)	NM*
Income tax expense	4.7	0.1	3.1	0.1	51.6%
Net Income (Loss)	$21.8	0.4	$(109.1)	(2.1)	NM*

(*) not meaningful

The industry was in a tight capacity environment through the majority of 2022 with fewer drivers available to meet shipping demands, which has led to price increases charged to customers and an increase in the cost of purchased transportation. During 2022, the Company executed a yield strategy to achieve appropriate pricing per shipment for freight that optimized our network capacity. The execution of this strategy led to increased revenue per shipment and decreased shipment counts. The Company’s yield growth, including fuel surcharges, produced a consolidated operating revenue increase of $122.9 million compared to 2021, with an internal focus of retaining the optimal freight mix relative to human capital availability throughout 2022. Partially offsetting the positive yield growth, the Company experienced shipping volume decreases compared to 2021. Additionally, material changes in our expenses year over year are discussed below.

Salaries, wages and employee benefits. Salaries, wages and employee benefits decreased $113.4 million primarily due to a $70.9 million decrease in employee wages and related benefits as a result of fewer hours and a reduction in headcount, corresponding with shipping volume decreases. Additionally, short-term incentive compensation expense decreased $32.5 million based on operating results versus the plan’s target. Workers’ compensation expense decreased $30.9 million compared to 2021 primarily due to favorable development on prior year claims, resulting from fewer claims as well as reduced ultimate settlement amounts. These decreases were partially offset by contractual wage rate increases for union employees.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies increased $218.5 million, primarily due to a $134.7 million increase in fuel expense, resulting from higher fuel prices partially offset by fewer miles driven. Uncollectible receivables increased $33.6 million over 2021, and we incurred additional expenses in order to execute phase one of our network transformation including a $17.7 million increase in facility maintenance, a $16.2 million increase for travel and entertainment in other employee expenses and a $7.3 million increase in professional services.

Purchased transportation. Purchased transportation decreased $51.7 million primarily due to targeted efforts by the Company to mitigate certain impacts from significant rate increases and other factors noted above. While the cost of purchased transportation has increased, overall utilization by the Company has declined leading to an overall decrease. Utilization has decreased in over-the-road transportation, $55.7 million, as well as vehicle rentals, $46.7 million. These decreases were partially offset by an increase of $30.8 million in third-party costs due to the growth in customer-specific logistics solutions and an increase of $23.0 million in rail purchased transportation expense.

Other operating expenses. Other operating expenses increased $14.2 million primarily due to a $9.8 million increase in cargo claims expense and a $5.3 million settlement charge in association with the Department of Defense claim.

Gains on property disposals, net. Net gains on disposals of property were $38.0 million during 2022 as compared to net losses of $0.7 million in 2021 which were primarily related to the sale of real properties, including a $28.1 million gain from the sale of one excess property during 2022.

Nonoperating expense, net. Nonoperating expenses, net decreased $38.3 million, primarily related to non-union pension settlement charges of $64.7 million in 2021, primarily driven by a partial pension annuitization during December 2021 compared to non-union pension charges of $12.1 million in 2022. This is offset by an increase in interest expense of $12.1 million, primarily due to higher interest rates.

Income tax. The Company’s effective tax rate for the years ended December 31, 2022 and 2021 was 17.7% and (2.9)%, respectively. The Company’s 2022 effective tax rate differed from the domestic federal statutory rate as a result of items permanently nondeductible for federal income tax purposes, changes in applicable state tax rates, differences between foreign and United States tax rates and the change in valuation allowance. As of December 31, 2022 and 2021, the Company had a full valuation allowance against our domestic net deferred tax assets.

The table below summarizes the key revenue metrics for the years ended December 31:

	2022	2021	Percent Change(a)
Workdays	252.5	252.0

Operating Ratio	96.2	98.0	1.8pp

LTL picked up revenue (in millions)	$4,711.9	$4,615.2	2.1%
LTL tonnage (in thousands)	7,691	9,520	(19.2)%
LTL tonnage per workday (in thousands)	30.46	37.78	(19.4)%
LTL shipments (in thousands)	13,853	16,707	(17.1)%
LTL shipments per workday (in thousands)	54.86	66.30	(17.2)%
LTL picked up revenue per hundred weight	$30.63	$24.24	26.4%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$24.39	$21.12	15.5%
LTL picked up revenue per shipment	$340	$276	23.1%
LTL picked up revenue per shipment (excluding fuel surcharge)	$271	$241	12.5%
LTL weight per shipment (in pounds)	1,110	1,140	(2.6)%

Total picked up revenue (in millions)(b)	$5,153.0	$5,077.7	1.5%
Total tonnage (in thousands)	9,826	12,427	(20.9)%
Total tonnage per workday (in thousands)	38.92	49.31	(21.1)%
Total shipments (in thousands)	14,213	17,178	(17.3)%
Total shipments per workday (in thousands)	56.29	68.17	(17.4)%
Total picked up revenue per hundred weight	$26.22	$20.43	28.3%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$21.08	$17.88	17.9%
Total picked up revenue per shipment	$363	$296	22.7%
Total picked up revenue per shipment (excluding fuel surcharge)	$291	$259	12.7%
Total weight per shipment (in pounds)	1,383	1,447	(4.4)%

(a)
Percent change based on unrounded figures and not the rounded figures presented.
(b)
Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue.

(in millions)	2022	2021
(b) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$5,244.7	$5,121.8
Change in revenue deferral and other	(91.7)	(44.1)
Total picked up revenue	$5,153.0	$5,077.7

2021 Compared to 2020

The table below provides summary consolidated financial information and amounts as a percentage of operating revenue for the years ended December 31:

					Percent Change
	2021		2020		2021 vs. 2020
(in millions)	$	%	$	%	%
Operating Revenue	$5,121.8	100.0	$4,513.7	100.0	13.5%
Operating Expenses:
Salaries, wages and employee benefits	2,921.7	57.0	2,770.1	61.4	5.5%
Fuel, operating expenses and supplies	858.1	16.8	719.1	15.9	19.3%
Purchased transportation	800.2	15.6	638.8	14.2	25.3%
Depreciation and amortization	143.6	2.8	134.9	3.0	6.4%
Other operating expenses	293.9	5.7	239.6	5.3	22.7%
(Gains) Losses on property disposals, net	0.7	0.0	(45.3)	(1.0)	NM*
Total operating expenses	5,018.2	98.0	4,457.2	98.7	12.6%
Operating Income	103.6	2.0	56.5	1.3	NM*
Nonoperating Expenses:
Nonoperating expenses, net	209.6	4.1	129.6	2.9	61.7%
Loss before income taxes	(106.0)	(2.1)	(73.1)	(1.6)	45.0%
Income tax expense (benefit)	3.1	0.1	(19.6)	(0.4)	NM*
Net Loss	$(109.1)	(2.1)	$(53.5)	(1.2)	103.9%

(*) not meaningful

The industry in 2021 was in a tight capacity environment with fewer drivers available to meet shipping demands, which has led to price increases charged to customers and an increase in the cost of purchased transportation. During 2021, especially during the second half, the Company executed a yield strategy to achieve appropriate pricing per shipment for freight that optimized our network capacity. The execution of this strategy led to increased revenue per shipment and decreased shipment counts. The Company’s yield growth, including fuel surcharges, produced a consolidated operating revenue increase of $608.1 million compared to 2020, with an internal focus of retaining the optimal freight mix relative to human capital availability throughout 2021. Partially offsetting the positive yield growth, the Company experienced shipping volume decreases compared to 2020. Further, the results of operations in 2020 were impacted by the outbreak of COVID-19 as shipping volumes decreased from typical levels and negatively impacted the pricing environment at certain times and in certain markets.

The Company’s results reflect these yield growth-driven revenue increases partially offset by increased purchased transportation expenses, fuel expense and variable expenses including salaries, wages and benefits. Further material changes are provided below.

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

Income tax. The Company’s effective tax rate for the years ended December 31, 2021 and 2020 was (2.9)% and 26.8%, respectively. The primary driver of our 2021 effective tax rate differing from the domestic federal statutory tax rate was the change in valuation allowance established for our domestic net deferred tax asset balance as of December 31, 2021. The 2021 effective tax rate was not impacted by the exception to intraperiod tax allocation in a similar manner as the 2020 effective tax rate due to the Company’s adoption of the change to the relevant accounting standard on January 1, 2021, as further discussed in Note 8 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. As of December 31, 2021 and 2020, the Company had a full valuation allowance against our domestic net deferred tax assets.

The table below summarizes the key revenue metrics for the years ended December 31:

	2021	2020	Percent Change(a)
Workdays	252.0	253.0

Operating Ratio	98.0	98.7	0.7 pp

LTL picked up revenue (in millions)	$4,615.2	$4,100.1	12.6%
LTL tonnage (in thousands)	9,520	9,845	(3.3)%
LTL tonnage per workday (in thousands)	37.78	38.91	(2.9)%
LTL shipments (in thousands)	16,707	16,982	(1.6)%
LTL shipments per workday (in thousands)	66.30	67.12	(1.2)%
LTL picked up revenue per hundred weight	$24.24	$20.82	16.4%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$21.12	$18.78	12.5%
LTL picked up revenue per shipment	$276	$241	14.4%
LTL picked up revenue per shipment (excluding fuel surcharge)	$241	$218	10.5%
LTL weight per shipment (in pounds)	1,140	1,159	(1.7)%

Total picked up revenue (in millions)(b)	$5,077.7	$4,487.7	13.1%
Total tonnage (in thousands)	12,427	12,589	(1.3)%
Total tonnage per workday (in thousands)	49.31	49.76	(0.9)%
Total shipments (in thousands)	17,178	17,446	(1.5)%
Total shipments per workday (in thousands)	68.17	68.96	(1.1)%
Total picked up revenue per hundred weight	$20.43	$17.82	14.6%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$17.88	$16.13	10.9%
Total picked up revenue per shipment	$296	$257	14.9%
Total picked up revenue per shipment (excluding fuel surcharge)	$259	$233	11.2%
Total weight per shipment (in pounds)	1,447	1,443	0.3%

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

Adjusted EBITDA

The reconciliation of net loss to EBITDA and EBITDA to Adjusted EBITDA for the years ended December 31:

(in millions)	2022	2021	2020
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$21.8	$(109.1)	$(53.5)
Interest expense, net	161.6	150.4	135.6
Income tax expense (benefit)	4.7	3.1	(19.6)
Depreciation and amortization	143.4	143.6	134.9
EBITDA	331.5	188.0	197.4
Adjustments for TL Agreements:
(Gains) losses on property disposals, net	(38.0)	0.7	(45.3)
Non-cash reserve changes (a)	(2.5)	11.6	2.9
Letter of credit expense	8.4	8.5	7.3
Permitted dispositions and other	0.4	0.8	0.3
Equity-based compensation expense	5.3	4.4	4.7
Non-union pension settlement charges	12.1	64.7	3.6
Other, net	1.2	3.0	3.5
Expense amounts subject to 10% threshold (b):
Department of Defense settlement charge	5.3	—	—
COVID-19	—	—	3.9
Other, net	19.4	24.3	17.3
Adjusted EBITDA prior to 10% threshold	343.1	306.0	195.6
Adjustments pursuant to TTM calculation (b)	—	—	(3.7)
Adjusted EBITDA	$343.1	$306.0	$191.9

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

Financial Condition, Liquidity and Capital Resources

The following sections provide aggregated information regarding our financial condition, liquidity and capital resources. As of December 31, 2022 and 2021 our total debt was $1,538.0 million and $1,554.5 million, respectively.

Liquidity

Our principal sources of liquidity are cash and cash equivalents, available borrowings under our ABL Facility and any prospective net cash flow from operations. As of December 31, 2022 and 2021, our cash and cash equivalents was $235.1 million and $310.7 million, respectively.

On October 31, 2022, we completed an amendment to our ABL agreement which extended the term to January 9, 2026 and includes a springing maturity commencing thirty days prior to the maturity of any of the Term Debt, the UST Tranche A Facility Indebtedness, or the UST Tranche B Facility Indebtedness. The amended facility has an increased capacity of $50 million up to $500 million. The facility has an interest rate of Secured Overnight Financing Rate ("SOFR") + 1.75%.

As of December 31, 2022, our Availability under our ABL Facility was $47.7 million, and our Managed Accessibility was $6.7 million. Availability is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $361.8 million of outstanding letters of credit. Our Managed Accessibility represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured as of December 31, 2022. If eligible receivables fall below the threshold management uses to measure availability, which is 10% of the borrowing line, the credit agreement governing the ABL Facility permits adjustments from eligible borrowing base cash to restricted cash prior to the compliance measurement date, which for the year-end 2022 is as of January 13, 2023. Cash and cash equivalents and Managed Accessibility totaled $241.8 million at December 31, 2022.

As of December 31, 2021, our Availability under our ABL Facility was $93.1 million, and our Managed Accessibility was $48.1 million. Cash and cash equivalents and Managed Accessibility totaled $358.8 million at December 31, 2021.

The table below summarizes cash and cash equivalents and Managed Accessibility at December 31:

(in millions)	2022	2021
Cash and cash equivalents	$235.1	$310.7
Less: amounts placed into restricted cash subsequent to year-end	—	—
Managed Accessibility	6.7	48.1
Total cash and cash equivalents and Managed Accessibility	$241.8	$358.8

On January 3, 2023, the outstanding balance of the A&R CDA debt was paid in full, and in compliance with the terms of that agreement reducing our cash and cash equivalents by $66.3 million.

Outside of funding normal operations, which includes making contractual contributions to various multi-employer pension funds and payments on equipment leases, our principal uses of cash include but is limited to paying principal and interest on our funded debt, and investments in capital expenditures.

Covenants

Under the UST Loans and Credit Agreement, the Company has a quarterly requirement to maintain a trailing-twelve-month ("TTM") Adjusted EBITDA of $200.0 million through the maturity of these agreements. Management expects, based on actual and forecasted operating results, the Company will meet this covenant requirement for the next twelve months.

Cash Flows

The Company's cash flow activities are summarized in the table below, for the years ended December 31:

(in millions)	2022	2021	2020
Net cash provided by (used in) operating activities	$121.3	$10.2	$122.5
Net cash provided by (used in) investing activities	(146.1)	(494.0)	(84.5)
Net cash provided by (used in) financing activities	(51.0)	320.6	330.8

Operating Cash Flow

The increase in cash provided by operating activities for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily attributable to an $222.7 million increase in the change in cash flow from accounts receivable during 2022 and a $130.9 million increase in net income. Additionally, operating cash flows decreased $52.6 million due to a decrease non-union pension settlement charges which was offset by a $139.8 million net decrease in cash flows and various other working capital changes included in other operating liabilities.

The decrease in cash provided by operating activities for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily attributable to a $118.3 million increase in accounts receivable during 2021. This growth is consistent with the positive yield growth as discussed in our Consolidated Results of Operations, and also reflects the timing of our collections. Additionally, operating cash flows decreased due to $42.8 million in payments of certain deferred employer payroll taxes, which was offset by a net increase in cash flows from various other working capital changes included in other operating liabilities.

Investing Cash Flow

The decrease of $347.9 million of cash used in investing activities for the year ended December 31, 2022 compared to the year ended December 31, 2021 was largely driven by lower outflows on revenue equipment acquisitions and higher cash proceeds from the sale of real property.

The increase of $409.5 million of cash used in investing activities for the year ended December 31, 2021 compared to the year ended December 31, 2020 was largely driven by outflows on revenue equipment acquisitions and by lower cash proceeds from the sale of real property.

Financing Cash Flow

Net cash used in financing activities for 2022 was $51.0 million, which consists primarily of amounts repaid on our Term Loan.

Net cash provided by financing activities for 2021 was $320.6 million, which consists primarily of amounts drawn on our UST Credit Agreements.

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

The table below summarizes our actual net capital expenditures (net of proceeds from disposals) by type of investment for the years ended December 31:

(in millions)	2022	2021	2020
Acquisition of property and equipment
Revenue equipment	$105.9	$412.1	$86.8
Land and structures	19.1	22.5	8.6
Technology equipment and software	48.4	55.6	33.6
Other	18.4	7.4	11.6
Total capital expenditures	191.8	497.6	140.6
Proceeds from disposal of property and equipment
Land and structures	(42.9)	(1.1)	(52.6)
Revenue equipment, technology equipment and software and other	(2.8)	(2.5)	(3.5)
Total proceeds	(45.7)	(3.6)	(56.1)
Total net capital expenditures	$146.1	$494.0	$84.5

Our capital expenditures for revenue equipment were used primarily to fund the purchase of tractors, trailers and containers and to refurbish engines for our revenue equipment fleet. We also acquire our equipment through operating leases which will vary based on current and anticipated liquidity and lease financing options. For the years ended December 31, 2022 and 2021, we focused on revenue equipment capital expenditures, as detailed above, and not entering new operating leases. As of December 31, 2022, our undiscounted operating lease obligations through 2036 totaled $198.6 million.

Contractual Obligations and Other Commercial Commitments

The following sections provide certain aggregated information regarding our contractual obligations and commercial commitments as of December 31, 2022 with a focus on obligations and commitments not disclosed elsewhere in this report.

Contractual Cash Obligations

Material contractual obligations arising in the normal course of business primarily consist of long-term debt and interest payments, operating leases, pension deferral principal and interest payments, and workers' compensation and third-party liability claim obligations. The following table reflects our material cash outflows that we are contractually obligated to make related to long-term debt, including interest, and operating leases as of December 31, 2022:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
ABL Facility(a)	$24.2	$7.4	$14.8	$2.0	$—
Term Loan(b)	671.8	68.0	603.8	—	—
UST Loans(c)	829.9	37.1	792.8	—	—
Lease financing obligations(d)	259.0	45.1	84.8	77.7	51.4
Pension deferral obligations(e)	66.3	66.3	—	—	—
Operating leases(f)	198.6	67.0	57.7	34.3	39.6
Total	$2,049.8	$290.9	$1,553.9	$114.0	$91.0
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
(e)
Pension deferral obligations includes principal and interest payments on the Second A&R CDA. On January 3, 2023, the outstanding balance of the A&R CDA was paid in full, and in compliance with the terms of that agreement reducing our obligations by $66.3 million.
(f)
Operating leases represent future payments under contractual lease arrangements primarily for revenue equipment and land and structures.

We expect cash contributions, if required at all, for our non-union sponsored pension plans to be nominal in 2023 and in years thereafter. Additional details on self-insurance accruals for claims are also available in Note 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds due to insufficient cash flow.

	Amount of Commitment Expiration Per Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
ABL Facility availability(a)	$47.7	$—	$47.7	$—	$—
Letters of credit(b)	361.8	—	361.8	—	—
Surety bonds(c)	93.2	60.5	32.7	—	—
Total commercial commitments	$502.7	$60.5	$442.2	$—	$—
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

Self-Insurance for Claims

We are self-insured up to certain limits for workers’ compensation and third-party liability claims. We measure the liabilities associated with workers’ compensation and third-party liability claims primarily through actuarial methods performed by an independent third party. Actuarial methods include estimates for the undiscounted liability for claims reported, for claims incurred but not reported and for certain future administrative costs. These estimates are based on historical loss development factors and judgments about the present and expected levels of costs per claim and the time required to settle claims. The effect of future inflation for costs is considered in the actuarial analysis. Actual claims may vary from these estimates due to a number of factors, including but not limited to, accident frequency and severity, claims management, changes in healthcare costs, legal and judicial developments, and overall economic conditions. We discount the actuarial calculations of claims liabilities for each calendar year to present value based on the average U.S. Treasury rate, during the calendar year of occurrence, for maturities that match the initial expected payout of the liabilities. As of December 31, 2022 and 2021, we had $325.2 million and $354.5 million accrued for outstanding claims, respectively. Additional details on self-insurance accruals for claims are also available in Note 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Non-Union Pension Plans

The Company sponsors defined benefit pension plans for certain employees not covered by collective bargaining agreements. The qualified plans cover approximately 4,600 participants including those currently receiving benefits and those who have left the Company with deferred benefits. On January 1, 2004, the existing qualified benefit plans were closed to new participants. Effective July 1, 2008, we froze the defined benefit pension plans for all participating employees not covered by collective bargaining agreements. Given the frozen status of the plans, the key estimates in determining pension cost are discount rate and return on plan assets, each of which are discussed below. Additional information on these pension plans is included in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Discount Rate

The discount rate refers to the interest rate used to discount the estimated future benefit payments to their present value, also referred to as the benefit obligation. The discount rate allows us to estimate what it would cost to settle the pension obligations as of the measurement date, December 31, and impacts the following year’s annual pension expense. We determine the discount rate by selecting a portfolio of high-quality non-callable bonds with interest payments and maturities generally consistent with our expected benefit payments.

Changes in the discount rate can impact our overall net pension position on the balance sheet, however, hedge assets in our asset portfolio work to partially mitigate this impact with changes in asset returns. A 100-basis-point decrease in our discount rate would increase our net pension position on the consolidated balance sheet by approximately $45.4 million. That same change would decrease our net pension expense by approximately $1.2 million, due to the offsetting impact to the return on assets. The discount rate can fluctuate considerably over periods depending on overall economic conditions that impact long-term corporate bond yields. At December 31, 2022 and 2021, we used a discount rate to determine benefit obligations of 5.70% and 3.08%, respectively.

Return on Plan Assets

The assumption for expected return on plan assets represents a long-term assumption of our portfolio performance that can impact our annual pension expense. With $487.9 million of plan assets at December 31, 2022 for the Company’s funded pension plans, a 100-basis-point decrease in the assumption for expected rate of return on assets would increase the net annual pension expense by approximately $4.6 million and would have no effect on the net pension position reflected on the consolidated balance sheet at December 31, 2022.

In determining the expected rate of return on assets, we consider our historical experience in the plans’ investment portfolio, historical market data and long-term historical relationships as well as a review of other objective indices including current market factors such as inflation and interest rates. Due to the historically underfunded nature of these plans we previously managed our investment portfolio to hedge risks, but primarily focused on risk-seeking assets that would provide an opportunity to close the net funded deficit thus, the Company selected an expected rate of return on assets of 7.0% effective for the 2021 valuations. Based on the improved funded status in comparison to historic levels, which impacts the risk profile of the asset portfolio and various market factors, we selected an expected rate of return on assets of 5.0% effective for the 2022 valuation. We have reviewed our expected long-term rate of return based upon several factors, including those detailed above.

Plan Assets Measurement

At December 31, 2022, our plan assets included $245.2 million of investments that are measured at net asset value (“NAV”) per share (or its equivalent) using the practical expedient in accordance with fair value measurement and $27.3 million of Level 3 investments. Level 3 market values are based on inputs that are supported by little or no market activity and are significant to the fair value of the investment. These investments are subject to estimation to determine fair value which is used to determine components of our annual pension expense and the net pension position reflected on the consolidated balance sheet.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to a variety of market risks, including the effects of interest rates, fuel prices, and foreign exchange rates.

Interest Rates

To provide adequate funding through seasonal business cycles and minimize overall borrowing costs, we utilize both fixed rate and variable rate financial instruments with varying maturities. At December 31, 2022, we had approximately 14% of our outstanding debt at fixed rates.

The table below provides information regarding the weighted average effective interest rates on our fixed-rate debt as of December 31, 2022.

(in millions)	2023	2024	2025	2026	2027 (a)	Thereafter	Total
Fixed-rate debt	$19.0	$4.4	$4.1	$0.6	$—	$199.0	$227.1
Interest rate	17.1%	17.9%	17.9%	17.8%	18.1%	18.1%
(a)
Fixed-rate debt payments in 2027 and beyond and are comprised of interest payments on our lease financing obligations.

A significant portion of the outstanding variable rate debt is currently determined by various USD LIBOR rates subject to a floor of 1.0% plus fixed margins ranging from 3.5% to 7.5%. Based on a 1-month USD LIBOR, a 100 basis point change in the interest rates that applied during the year to our variable rate long-term debt would not have a material impact to either our interest expense or our net income (loss) before taxes. Our evaluation of this exposure included consideration of relevant circumstances, inclusive of the 1.0% floor.

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

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

Yellow Corporation and Subsidiaries

(Amounts in millions except share and per share data)	December 31, 2022	December 31, 2021

Assets
Current Assets:
Cash and cash equivalents	$235.1	$310.7
Restricted amounts held in escrow	3.9	4.1
Accounts receivable, less allowances of $23.7 and $13.2, respectively	599.7	663.7
Prepaid expenses and other	75.4	65.0
Total current assets	914.1	1,043.5
Property and Equipment:
Cost	3,109.0	3,164.6
Less – accumulated depreciation	(1,940.0)	(2,032.3)
Net property and equipment	1,169.0	1,132.3
Deferred income taxes, net	0.3	1.4
Pension	34.5	40.5
Operating lease right-of-use assets	139.7	184.8
Other assets	21.7	23.1
Total Assets	$2,279.3	$2,425.6
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$188.6	$178.4
Wages, vacations and employee benefits	221.4	252.5
Current operating lease liabilities	53.1	76.5
Claims and insurance accruals	116.6	125.9
Other accrued taxes	27.9	72.8
Other current and accrued liabilities	37.6	45.7
Current maturities of long-term debt	71.8	72.3
Total current liabilities	717.0	824.1
Other Liabilities:
Long-term debt, less current portion	1,466.2	1,482.2
Pension and postretirement	134.0	88.2
Operating lease liabilities	94.6	118.9
Claims and other liabilities	249.0	275.7
Commitments and contingencies
Shareholders’ Deficit:
Cumulative preferred stock, $1 par value per share - authorized 5,000,000 shares	—	—
Common stock, $0.01 par value per share - authorized 95,000,000 shares, issued 51,601,000 and 50,955,000 shares, respectively	0.5	0.5
Capital surplus	2,393.4	2,388.3
Accumulated deficit	(2,453.2)	(2,475.0)
Accumulated other comprehensive loss	(229.5)	(184.6)
Treasury stock, at cost	(92.7)	(92.7)
Total shareholders’ deficit	(381.5)	(363.5)
Total Liabilities and Shareholders’ Deficit	$2,279.3	$2,425.6

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Yellow Corporation and Subsidiaries

For the Years Ended December 31

(Amounts in millions except per share data; shares in thousands)	2022	2021	2020
Operating Revenue	$5,244.7	$5,121.8	$4,513.7
Operating Expenses:
Salaries, wages and employee benefits	2,808.3	2,921.7	2,770.1
Fuel, operating expenses and supplies	1,076.6	858.1	719.1
Purchased transportation	748.5	800.2	638.8
Depreciation and amortization	143.4	143.6	134.9
Other operating expenses	308.1	293.9	239.6
(Gains) losses on property disposals, net	(38.0)	0.7	(45.3)
Total operating expenses	5,046.9	5,018.2	4,457.2
Operating Income	197.8	103.6	56.5
Nonoperating Expenses:
Interest expense	162.9	150.7	135.9
Non-union pension and postretirement benefits	10.5	59.3	(6.3)
Other, net	(2.1)	(0.4)	—
Nonoperating expenses, net	171.3	209.6	129.6
Income (loss) before income taxes	26.5	(106.0)	(73.1)
Income tax expense (benefit)	4.7	3.1	(19.6)
Net Income (Loss)	$21.8	$(109.1)	$(53.5)

Average Common Shares Outstanding - Basic	51,346	50,720	41,694
Average Common Shares Outstanding - Diluted	52,233	50,720	41,694

Income (Loss) Per Share - Basic	$0.42	$(2.15)	$(1.28)
Income (Loss) Per Share - Diluted	$0.42	$(2.15)	$(1.28)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Yellow Corporation and Subsidiaries

For the Years Ended December 31

(in millions)	2022	2021	2020
Net Income (Loss)	$21.8	$(109.1)	$(53.5)
Other comprehensive income (loss):
Pension, net of tax:
Net actuarial gains (losses)	(62.4)	(112.7)	204.6
Settlement adjustments	12.1	64.7	2.7
Amortization of prior net losses	8.6	12.1	12.7
Amortization of prior net service credit	(0.4)	(0.4)	(0.4)
Changes in foreign currency translation, net of tax	(2.8)	0.5	0.9
Other comprehensive income (loss)	(44.9)	(35.8)	220.5
Comprehensive Income (Loss)	$(23.1)	$(144.9)	$167.0

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Yellow Corporation and Subsidiaries

For the Years Ended December 31

(in millions)	2022	2021	2020
Operating Activities:
Net income (loss)	$21.8	$(109.1)	$(53.5)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	143.4	143.6	134.9
Lease amortization and accretion expense	95.7	133.3	160.9
Lease payments	(98.8)	(134.4)	(135.0)
Paid-in-kind interest	12.8	9.3	42.4
Debt-related amortization	23.6	22.9	17.5
Equity-based compensation and employee benefits expense	13.5	16.1	21.8
Non-union pension settlement charges	12.1	64.7	3.6
(Gains) losses on property disposals, net	(38.0)	0.7	(45.3)
Deferred income taxes, net	(0.4)	(0.5)	(14.9)
Other non-cash items, net	(1.2)	0.7	0.9
Changes in assets and liabilities, net:
Accounts receivable	64.0	(158.7)	(40.4)
Accounts payable	7.8	16.8	(3.6)
Other operating assets	(15.5)	(28.1)	(23.9)
Other operating liabilities	(119.5)	32.9	57.1
Net cash provided by (used in) operating activities	121.3	10.2	122.5
Investing Activities:
Acquisition of property and equipment	(191.8)	(497.6)	(140.6)
Proceeds from disposal of property and equipment	45.7	3.6	56.1
Net cash provided by (used in) investing activities	(146.1)	(494.0)	(84.5)
Financing Activities:
Issuance of long-term debt, net	—	325.2	374.8
Repayment of long-term debt	(48.4)	(3.8)	(31.4)
Debt issuance costs	(1.7)	(0.2)	(12.0)
Payments for tax withheld on equity-based compensation	(0.9)	(0.6)	(0.6)
Net cash provided by (used in) financing activities	(51.0)	320.6	330.8
Net Increase (Decrease) In Cash and Cash Equivalents and Restricted Amounts Held in Escrow	(75.8)	(163.2)	368.8
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, Beginning of Period	314.8	478.0	109.2
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, End of Period	$239.0	$314.8	$478.0

Supplemental Cash Flow Information:
Interest paid	$(127.4)	$(116.8)	$(67.6)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

Yellow Corporation and Subsidiaries

For the Years Ended December 31

(in millions)	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2019	$—	$0.3	$2,332.9	$(2,312.4)	$(369.3)	$(92.7)	$(441.2)
Equity-based compensation	—	—	4.2	—	—	—	4.2
Equity issuance - UST commitment fee	—	0.2	46.5	—	—	—	46.7
Net loss	—	—	—	(53.5)	—	—	(53.5)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	12.7	—	12.7
Amortization of prior service credit	—	—	—	—	(0.4)	—	(0.4)
Settlement adjustment					2.7		2.7
Net actuarial gain					204.6		204.6
Foreign currency translation, net of tax	—	—	—	—	0.9	—	0.9
Balances at December 31, 2020	$—	$0.5	$2,383.6	$(2,365.9)	$(148.8)	$(92.7)	$(223.3)
Equity-based compensation	—	—	4.7	—	—	—	4.7
Net loss	—	—	—	(109.1)	—	—	(109.1)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	12.1	—	12.1
Amortization of prior service credit	—	—	—	—	(0.4)	—	(0.4)
Settlement adjustment	—	—	—	—	64.7	—	64.7
Net actuarial loss					(112.7)		(112.7)
Foreign currency translation, net of tax	—	—	—	—	0.5	—	0.5
Balances at December 31, 2021	$—	$0.5	$2,388.3	$(2,475.0)	$(184.6)	$(92.7)	$(363.5)
Equity-based compensation	—	—	5.1	—	—	—	5.1
Net income	—	—	—	21.8	—	—	21.8
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	8.6	—	8.6
Amortization of prior service credit	—	—	—	—	(0.4)	—	(0.4)
Settlement adjustment	—	—	—	—	12.1	—	12.1
Net actuarial loss	—	—	—	—	(62.4)	—	(62.4)
Foreign currency translation, net of tax	—	—	—	—	(2.8)	—	(2.8)
Balances at December 31, 2022	$—	$0.5	$2,393.4	$(2,453.2)	$(229.5)	$(92.7)	$(381.5)

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

Segments and Disaggregation of Revenue

The Company provides LTL services through a single integrated organization based upon the joining of our national and regional operations during the enterprise transformation. The Company’s revenue is primarily derived from transporting LTL shipments in North America and specifically in the United States, but we also offer other services such as truckload services, customer specific logistics solutions, and other services (collectively "Other revenue" in table below).

The Company has determined it has one reporting segment and the composition of our revenue is summarized below with LTL shipments defined as shipments less than 10,000 pounds that move in our network.

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
LTL revenue	$4,719.3	$4,605.9	$4,093.3
Other revenue(a)	525.4	515.9	420.4
Total revenue	$5,244.7	$5,121.8	$4,513.7
(a)
Other revenue is primarily comprised of truckload shipments.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and highly liquid investments purchased with maturities of three months or less. Under the Company’s cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes which are classified within accounts payable in the accompanying consolidated balance sheets. The change in book overdrafts is reported as a component of operating cash flows for accounts payable as they do not represent bank overdrafts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The levels of inputs used to measure fair value are:

•
Level 1 — Quoted prices for identical instruments in active markets;
•
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and
•
Level 3 — Valuations based on inputs that are unobservable, generally utilizing pricing models or other valuation techniques that reflect management’s judgment and estimates.

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these instruments.

The fair value of our long-term debt is included in Note 5 to the Consolidated Financial Statements.

The fair value of our pension plan assets is included in Note 4 to the Consolidated Financial Statements.

Restricted cash amounts held in escrow are either cash or, at times, invested in money market accounts and are recorded at fair value based on quoted market prices and have typically been level 1 fair value assets. As of December 31, 2022 and 2021 we had $3.9 million and $4.1 million restricted amounts held in escrow, respectively.

Credit and Other Concentration Risks

We provide services and extend credit based on an evaluation of the customer’s financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor our exposure for credit losses and maintain allowances for anticipated losses.

At December 31, 2022, approximately 82% of our labor force was subject to collective bargaining agreements. In 2019, we agreed to a new labor agreement that, among other things, extended the expiration date of our primary labor agreement from March 31, 2019 to March 31, 2024. The agreement also updated the contribution rates under the multi-employer pension plans to which we contribute as discussed in Note 4 to the consolidated financial statements. The current agreement provides for wage and benefits increases through the term of the agreement. Finally, the agreement provides for certain changes to work rules and our use of purchased transportation.

Revenue Recognition

The Company’s revenues are primarily derived from the transportation services we provide through the delivery of goods over the duration of a shipment. The bill of lading is a legally enforceable agreement between two parties, and where collectability is probable this document serves as the contract as our basis to recognized revenue under ASC 606- Revenue Recognition. The Company has elected to expense initial direct costs as incurred because the average shipment cycle is less than one week. The Company recognizes revenue and substantially all the purchased transportation expenses on a gross basis as we control the service provided to our customer. We direct the use of the transportation service provided and remain responsible for the complete and proper shipment. We recognize revenue for our performance obligations under our customer contracts over time, as our customers receive the benefits of our services in accordance with ASC 606- Revenue Recognition.

Inherent within our revenue recognition practices are estimates for revenue associated with shipments in transit. For shipments in transit, we record revenue based on the percentage of service completed as of the period end and recognize delivery costs as incurred. The percentage of service completed for each shipment is based on how far along in the shipment cycle each shipment is in relation to standard transit days. The estimated portion of revenue for all shipments in transit is accumulated at period end and recognized as operating revenue. The significance of in transit shipments to the consolidated financial statements is limited due to the short duration, generally less than one week, of the average shipment cycle. At December 31, 2022 and 2021, our consolidated financial statements included reductions to operating revenue and accounts receivable to reflect in transit shipments of $32.3 million and $41.3 million, respectively.

Revenue-related Reserves

Given the nature of our transportation services, adjustments may arise which create variability when establishing the transaction price used to recognize revenue. We have a high volume of performance obligations with similar characteristics; therefore we primarily use historical trends to arrive at estimated reserves. Rerate reserves, which are common for LTL carriers, are established during a process to capture initial ratings that may require adjustment and may be identified based on many factors, including subsequent weight and commodity verifications. Although the majority of rerating occurs in the same month as the original rating, a portion occurs during subsequent periods. At December 31, 2022 and 2021, our consolidated financial statements included a rerate reserve as a reduction to revenue and accounts receivable of $22.5 million and $14.1 million, respectively.

Expected Credit Losses

We record an allowance for expected credit losses based on expected future losses. When estimating the expected future losses, we consider historical uncollectible amounts, known factors surrounding specific customers, as well as overall collection trends. Our allowance for expected credit losses totaled $23.7 million and $13.2 million as of December 31, 2022 and 2021, respectively.

Self-Insurance Accruals for Claims

Claims and insurance accruals, both current and long-term, primarily reflect the estimated settlement cost of claims for workers’ compensation and property damage and liability claims (also referred to as third-party liability claims), and include cargo loss and damage not covered by insurance. We establish and modify reserve estimates for workers’ compensation and third-party liability claims primarily based upon actuarial analyses prepared by independent actuaries. These reserves are discounted to present value using a risk-free rate based on the year of occurrence. The risk-free rate is the U.S. Treasury rate for maturities that match the expected payout of such claims and was 2.8%, 0.4% and 0.5% for workers’ compensation claims incurred as of December 31, 2022, 2021 and 2020, respectively. The rate was 2.7%, 0.2% and 0.5% for third-party liability claims incurred as of December 31, 2022, 2021 and 2020, respectively. The process of determining reserve requirements utilizes historical loss development factors and involves an evaluation of accident frequency and severity, claims management, changes in health care costs and certain future administrative costs. The effect of future inflation for costs is considered in the actuarial analysis. Adjustments to previously established reserves are included in operating results in the year of adjustment.

Expected aggregate undiscounted amounts and material changes to these amounts related to workers’ compensation and third-party liability claims, as of December 31 are presented below:

(in millions)	Workers’ Compensation	Third-Party Liability Claims	Total
Undiscounted settlement cost estimate at December 31, 2020	$275.2	$70.0	345.2
Estimated settlement cost for 2021 claims	92.4	38.1	130.5
Claim payments, net of recoveries	(94.8)	(41.0)	(135.8)
Change in estimated settlement cost for prior claim years	(5.5)	38.6	33.1
Undiscounted settlement cost estimate at December 31, 2021	$267.3	$105.7	$373.0
Estimated settlement cost for 2022 claims	84.3	36.6	120.9
Claim payments, net of recoveries	(86.5)	(76.8)	(163.3)
Change in estimated settlement cost for prior claim years	(20.4)	36.9	16.5
Undiscounted settlement cost estimate at December 31, 2022	$244.7	$102.4	$347.1
Discounted settlement cost estimate at December 31, 2022	$225.7	$99.5	$325.2

In addition to the amounts above, accrued settlement cost amounts for cargo claims and other insurance related amounts, none of which are discounted, totaled $16.4 million and $17.1 million at December 31, 2022 and 2021, respectively.

Estimated cash payments to settle claims, exclusive of cargo claims, which were incurred on or before December 31, 2022, for the next five years and thereafter are as follows:

(in millions)	Workers’ Compensation	Third-Party Liability Claims	Total
2023	$70.0	$36.2	$106.2
2024	43.3	27.7	71.0
2025	28.1	18.0	46.1
2026	18.2	10.8	29.0
2027	13.2	5.5	18.7
Thereafter	71.9	4.2	76.1
Total	$244.7	$102.4	$347.1

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

Property and Equipment

The following is a summary of the components of our property and equipment at cost at December 31:

(in millions)	2022	2021
Land	$230.7	$235.4
Structures	782.8	798.0
Revenue equipment	1,455.2	1,537.1
Technology equipment and software	412.9	372.3
Other, including miscellaneous field operations equipment	227.4	221.8
Total property and equipment, at cost	$3,109.0	$3,164.6

We carry property and equipment at cost less accumulated depreciation. We compute depreciation using the straight-line method based on the following service lives:

Years
Structures	10 - 30
Revenue equipment	10 - 20
Technology equipment and software	3 - 7
Other	3 - 10

For the years ended December 31, 2022, 2021 and 2020, depreciation expense was $136.9 million, $137.1 million and $133.0 million, respectively.

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

Long-lived assets, which include property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows expected to be generated by that asset group are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value.

In connection with its network optimization, without sacrificing geographical service coverage or anticipated impact to customers, Yellow plans to close and sell excess owned facilities that have overlapping service territories. In the fourth quarter of 2022, the Company closed on the sale of one of these terminals for a price of approximately $31.0 million and a resulting gain of approximately $28.1 million. The net proceeds were used to pay down a portion of the term loan. As a part of our ongoing enterprise transformation, the Company exited certain properties during the second half of 2022. Based on market conditions, certain owned properties which were exited are being actively marketed for sale to third parties. Of these properties, those which are actively marketed but not yet sold have immaterial net book value, but are accounted for as held-for-sale and presented within property and equipment at December 31, 2022.

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

The Company’s revenue equipment leases generally have purchase options. However, in most circumstances we are not typically certain of exercising the purchase option as we may sign a new lease, return the equipment to the lessor, or exercise the option as circumstances dictate. At the time we determine to exercise such purchase options, we remeasure the lease liability inclusive of the updated lease terms. Our revenue equipment leases often contain residual value guarantees, but they are not reflected in our lease liabilities as our lease rates are such that residual value guarantees are not expected to be owed at the end of our leases. Wrecked units are expensed in full upon damage and paid out to the lessor.

The Company’s real estate leases will often have an option to extend the lease, but we are typically not reasonably certain of exercising options to extend as we have the ability to move to more advantageous locations over time, relocate to other leased and owned locations, or discontinue service from particular locations over time as customer demand changes. At the time we determine to exercise such renewal, we remeasure the lease liability inclusive of the updated lease terms.

Income Taxes

The Company uses the asset and liability method to reflect income taxes on these consolidated financial statements, which results in the recognition of deferred tax assets and liabilities by applying enacted tax rates to the differences between the carrying value of existing assets and liabilities and their respective tax basis and to loss carryforwards. Tax credit carryforwards are recorded as deferred tax assets. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the change occurs. The Company assesses the recoverability of deferred tax assets, operating losses and tax credit carryforwards and provides valuation allowances when it determines it is more likely than not that such assets, operating losses or credits will not be realized. We have not recognized deferred taxes relative to foreign subsidiaries’ earnings that are deemed to be permanently reinvested. Any related income tax associated with such earnings are not material. We account for residual income tax effects in accumulated other comprehensive income using the portfolio method and will release the residual tax effect when the entire portfolio of defined benefit pension plans is terminated.

Newly Adopted Accounting Standards

None of the recently issued accounting standards are expected to have a material impact on our consolidated financial statements and accompanying notes.
3. Other Accrued Taxes

The primary components of Other accrued taxes at December 31 are as follows:

(in millions)	2022	2021
Deferred employer payroll taxes	$—	$42.8
Other (a)	27.9	30.0
Total	$27.9	$72.8
(a)
Other includes liabilities related to operating taxes and licenses, employer payroll taxes, real estate taxes, and other immaterial tax liabilities of varying types.

Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company deferred payment of certain employer payroll taxes. Approximately half of these deferred payments were paid in December 2021 and the remaining amount was paid in December 2022.

4. Employee Benefits

Non-Union Pension Plans

Yellow Corporation and certain of our operating subsidiaries sponsor qualified defined benefit pension plans for certain employees not covered by collective bargaining agreements, which as of December 31, 2022 includes approximately 4,600 current, former and retired employees. These domestic, qualified non-union pension plans include the Yellow Corporation Pension Plan, the Roadway LLC Pension Plan, and the Yellow Retirement Pension Plan (formerly known as the YRC Retirement Pension Plan) (collectively, the "Plans"). Qualified pension benefits are based on years of service and the employees’ covered earnings. Employees covered by collective bargaining agreements participate in various multi-employer pension plans to which the Company contributes, as discussed separately below. The Plans closed to new participants effective January 1, 2004 and benefit accruals for participants were frozen July 1, 2008. Our actuarial valuation measurement date for the Plans is December 31.

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

On December 6, 2021, the Plans entered into a contract for a group annuity to transfer the obligation to pay the remaining retirement benefits of certain specific plan participants in the Plans to a highly rated insurance company (the “2021 Partial Pension Annuitization"). Upon issuance of the group annuity contracts, the value of each affected retiree’s benefit obligation was irrevocably guaranteed by the insurer. The plan participants did not have any changes to their benefits as a result of the transfer. By irrevocably transferring the obligations to the insurer, the Company reduced its overall pension projected benefit obligation by approximately $243 million. The purchase of group annuity contracts was funded directly by assets of the Plans of approximately $253 million.

Prior to the 2021 Partial Pension Annuitization, the Plans had approximately 8,500 participants. The 2021 Partial Pension Annuitization eliminated the Plan's obligations to pay retirement benefits to approximately 3,700 participants and resulted in annual savings for the Plans, including for Pension Benefit Guarantee Corporation premiums. Consistent with our long-term strategy, the Company and the Plans expect to continue to look for opportunities to manage the domestic, qualified non-union pension plans obligations, which may include additional settlements in future years.

As a result of the 2021 Partial Pension Annuitization, the Company recorded a non-cash, non-operating settlement loss during the fourth quarter of 2021 of approximately $54.9 million reflecting the accelerated recognition of unamortized losses in these plans from the obligation that was settled.

During the year ended December 31, 2022 our pension expense was $10.2 million, which includes a $12.1 million expense recognition of settlements from lump sum payouts during the year. Using our current plan assumptions for the discount rate of 5.70% and an assumed 7.00% return on assets we expect to record expense of $8.8 million for the year ended December 31, 2023, which excludes expenses of settlement from lump sum payments.

Funded Status

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2022 and 2021, and the funded status at December 31, 2022 and 2021, is as follows:

(in millions)	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$813.3	$1,142.3
Interest cost	23.7	30.7
Benefits paid, including lump sum and annuity transfers	(80.3)	(353.0)
Actuarial (gain) loss	(171.2)	(6.7)
Other	—	—
Benefit obligation at year end	$585.5	$813.3
Change in plan assets:
Fair value of plan assets at prior year end	$767.4	$1,190.7
Actual return on plan assets	(199.8)	(71.4)
Employer contributions	0.6	1.1
Benefits paid, including lump sum and annuity transfers	(80.3)	(353.0)
Fair value of plan assets at year end	$487.9	$767.4
Funded status at year end	$(97.6)	$(45.9)

The net underfunded status of the plans of $97.6 million and $45.9 million at December 31, 2022 and 2021, respectively are recognized in the consolidated balance sheets as shown in the table below. No plan assets are expected to be returned to the Company during the year ending December 31, 2023.

Amounts recognized in the consolidated balance sheets for these pension plans at December 31 are as follows:

(in millions)	2022	2021
Noncurrent assets	$34.5	$40.5
Current liabilities	(0.5)	(0.6)
Noncurrent liabilities	(131.6)	(85.8)
Total	$(97.6)	$(45.9)

Amounts recognized in accumulated other comprehensive loss at December 31 consist of:

(in millions)	2022	2021
Net actuarial loss	$248.9	$207.3
Net prior service credit	(8.4)	(8.9)
Total	$240.5	$198.4

As shown above, included in accumulated other comprehensive loss at December 31, 2022, are unrecognized actuarial losses of $248.9 million ($239.3 million, net of tax).

Information for pension plans with an accumulated benefit obligation (“ABO”) in excess of plan assets and plan assets that exceed ABO at December 31, 2022 and 2021 is as follows:

	At December 31, 2022
(in millions)	ABO Exceeds Assets	Assets Exceed ABO	Total
Projected benefit obligation	$553.4	$32.1	$585.5
Accumulated benefit obligation	553.4	32.1	585.5
Fair value of plan assets	421.5	66.4	487.9

	At December 31, 2021
(in millions)	ABO Exceeds Assets	Assets Exceed ABO	Total
Projected benefit obligation	$759.3	$54.0	$813.3
Accumulated benefit obligation	759.3	54.0	813.3
Fair value of plan assets	673.2	94.2	767.4

Assumptions

Weighted average actuarial assumptions used to determine benefit obligations at December 31:

	2022	2021
Discount rate	5.70%	3.08%

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2022	2021	2020
Discount rate	3.08%	2.81%	3.56%
Expected rate of return on assets	5.0%	5.0%	7.0%
Mortality table (a)	Pri-2012 (MP-2021 Scale, Custom)	Pri-2012 (MP-2021 Scale, Custom)	Pri-2012 (MP-2020 Scale, Custom)

(a)
The 2022, 2021 and 2020 mortality tables were based on a custom mortality improvement scale to reflect expectations of underlying plan participants.

The discount rate refers to the interest rate used to discount the estimated future benefit payments to their present value, also referred to as the benefit obligation. The discount rate allows us to estimate what it would cost to settle the pension obligations as of the measurement date, December 31, and is used as the interest rate factor in the following year’s pension cost. We determine the discount rate by selecting a portfolio of high-quality noncallable bonds such that the coupons and maturities exceed or are similar to our expected benefit payments.

In determining the expected rate of return on assets, we consider our historical experience in the plans’ investment portfolio, historical market data and long-term historical relationships, as well as a review of other objective indices including current market factors such as inflation and interest rates. Due to the underfunded nature of these plans, the investment portfolio was allocated to more return seeking investments, and the Company selected an expected rate of return on assets of 7.0% effective for the 2023 valuation, compared to 5.0% for 2022. We will continue to review our long-term rate of return on an annual basis, and if and when appropriate, revise that assumption. The pension trust holds no Company securities.

Our asset allocation as of December 31, 2022 and 2021, and targeted long-term asset allocation for the plans are as follows:

	2022	2021	Target
Equities	26%	32%	19%
Debt Securities	48%	49%	45%
Absolute Return	26%	19%	36%

Future Contributions and Benefit Payments

We expect cash contributions, if required at all, for the defined benefit pension plans that the Company sponsors to be nominal for 2023 and in years thereafter. The average remaining life expectancy of plan participants is approximately 21 years.

Expected benefit payments from the Plans to participants for each of the next five years and the total cumulative benefit payments for the following five years ended December 31 are as follows:

(in millions)	2023	2024	2025	2026	2027	2028-2032
Expected benefit payments	$59.2	$57.9	$57.6	$54.4	$52.8	$229.4

Pension and Other Post-retirement Costs

The components of our net periodic pension cost, other post-retirement costs and other amounts recognized in other comprehensive loss (income) before tax for the years ended December 31, 2022, 2021 and 2020 were as follows:

(in millions)	2022	2021	2020
Net periodic benefit cost:
Interest cost	$23.7	$30.7	$37.1
Expected return on plan assets	(33.8)	(48.0)	(61.1)
Amortization of prior net losses	8.6	12.1	14.3
Amortization of prior net service credit	(0.4)	(0.4)	(0.4)
Settlement - Annuitization(s)	—	54.9	—
Settlements - All Others	12.1	9.8	3.6
Net periodic pension cost (benefit)	$10.2	$59.1	$(6.5)
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net actuarial (gains) losses and other adjustments	$62.4	$112.7	$(216.7)
Settlement - Annuitization(s)	—	(54.9)	—
Settlements - All Others	(12.1)	(9.8)	(3.6)
Amortization of prior net losses	(8.6)	(12.1)	(14.3)
Amortization of prior net service credit	0.4	0.4	0.4
Total recognized in other comprehensive loss (income)	$42.1	$36.3	$(234.2)
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$52.3	$95.4	$(240.7)

During the years ended December 31, 2022 and 2021, there was no income tax expense (benefit) related to pension amounts in other comprehensive income. During the year ended December 31, 2020 the income tax expense related to pension amounts in other comprehensive (income) loss was $14.6 million.

Gains and Losses

Gains and losses occur due to changes in the amount of either the projected benefit obligation or plan assets from experience being different than assumed and from changes in assumptions. We recognize an amortization of the net gain or loss as a component of net pension cost during a year if, as of the beginning of the year, that net gain or loss exceeds ten percent of the greater of the benefit obligation or the market-related value of plan assets. If an amortization is required, it equals the amount of net gain or loss that exceeds the ten percent corridor, amortized over the average remaining life expectancy of plan participants.

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

The tables below detail by level, within the fair value hierarchy, the pension assets at fair value as of December 31, 2022 and December 31, 2021:

	Pension Assets at Fair Value as of December 31, 2022
(in millions)	Total	Level 1	Level 2	Level 3
Equities	$2.5	$2.5	$—	$—
Private equities	19.1	—	—	19.1
Fixed income:
Corporate and other	8.2	—	—	8.2
Government	158.7	63.2	95.5	—
Interest bearing	54.2	53.0	1.2	—
Investments measured at NAV(a)	245.2	—	—	—
Total plan assets	$487.9	$118.7	$96.7	$27.3

	Pension Assets at Fair Value as of December 31, 2021
(in millions)	Total	Level 1	Level 2	Level 3
Equities	$59.0	$59.0	$—	$—
Private equities	18.6	—	—	18.6
Fixed income:
Corporate and other	81.4	—	73.4	8.0
Government	206.2	8.2	198.0	—
Interest bearing	58.9	57.5	1.4	—
Investments measured at NAV(a)	343.3
Total plan assets	$767.4	$124.7	$272.8	$26.6
(a)
Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

The table below presents the activity of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Private Equities	Fixed income	Total Level 3
Balance at December 31, 2020	$36.9	$8.4	$45.3
Purchases	1.0	0.8	1.8
Sales	(24.4)	(1.3)	(25.7)
Unrealized losses	5.1	0.1	5.2
Balance at December 31, 2021	$18.6	$8.0	$26.6
Sales	(0.8)	(1.5)	(2.3)
Unrealized gain	1.3	1.7	3.0
Balance at December 31, 2022	$19.1	$8.2	$27.3

The following table sets forth a summary of the assets for which a reported NAV is used to estimate the fair value as of December 31, 2022:

	Fair value estimated using Net Asset Value per Share
(in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equities (a)	$65.6	$4.7	Redemptions not permitted
Fixed income (b)	23.6	—	Redemptions not permitted
Equities (c)	114.0	—	Daily, Monthly, Quarterly	5-60 days
Absolute return (d)	42.0	—	Monthly, Quarterly, Semi-Annually	5-180 days
Total	$245.2
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

Multi-Employer Plans

The Company contributes to various separate multi-employer health, welfare and pension plans for employees that are covered by our collective bargaining agreements (approximately 82% of total employees of the Company and its subsidiaries). The collective bargaining agreements determine the amounts of these contributions. The health and welfare plans provide medical-related benefits to active employees and retirees. The pension plans provide retirement benefits to retired participants. We recognize multi-employer pension cost within salaries, wages and employee benefits for the contractually required contributions for the period and recognize as a liability any contributions due and unpaid at period end. We do not directly manage the multi-employer plans to which we contribute. These pension plans' assets and liabilities are not included in our consolidated balance sheets. The trusts covering these plans are generally managed by trustees, half of whom the unions appoint and half of whom various contributing employers appoint.

We expensed the following amounts related to these plans for the years ended December 31:

(in millions)	2022	2021	2020
Health and welfare	$490.0	$485.2	$488.7
Pension	111.1	114.5	123.6
Total	$601.1	$599.7	$612.3

The following table provides additional information related to our participation in individually significant multi-employer pension plans:

Expiration Date
				Funding		of Collective-
		Pension Protection Zone Status(b)		Improvement or	Employer	Bargaining
Pension Fund(a)	EIN Number	2022	2021	Rehabilitation Plan	Surcharge Imposed	Agreement
Central States, Southeast and Southwest Areas Pension Fund	36-6044243	Critical and Declining	Critical and Declining	Yes	No	3/31/2024
Teamsters National 401(k) Savings Plan(c)	52-1967784	N/A	N/A	N/A	No	3/31/2024
Road Carriers Local 707 Pension Fund	51-6106510	Critical and Declining	Critical and Declining	Yes	No	3/31/2024
Teamsters Local 641 Pension Fund	22-6220288	Critical and Declining	Critical and Declining	Yes	No	3/31/2024

a)
The determination of individually significant multi-employer plans is based on our contributions to the plans relative to our total contributions over the periods presented, as well as our contributions to the plans relative to the total contributions that the individual plans received during the periods presented.
b)
The Pension Protection Zone Status indicated herein is based on information that the Company obtained from the plans’ Forms 5500. Unless otherwise noted, the most recent PPA zone status available for 2022 and 2021 is for the plan’s year-end during calendar years 2021 and 2020, respectively. Among other factors, plans in the critical or critical and declining zone are generally less than 65 percent funded, plans in the endangered zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
c)
The policies of the Western Conference of Teamsters Pension Trust precluded the Company from reentering the plan on June 1, 2011. The plan did not assess a withdrawal liability and has not done so since June 1, 2011. Based on our most recent letter of understanding which has extended through 2024, no liability has been assessed. Contributions related to the employees previously covered by this plan are now being made to the Teamsters National 401(k) Plan.

The Company was listed in the Central States, Road Carriers Local 707 Pension Fund and Teamsters Local 641 Pension Fund’s Forms 5500 as providing more than 5 percent of the total contributions for 2022 and 2021.

We contributed a total of $111.5 million, $115.4 million and $115.0 million in cash to the multi-employer pension funds for the years ended December 31, 2022, 2021 and 2020, respectively. The following table provides the pension amounts contributed by fund for those funds that are considered to be individually significant for the years ended December 31:

(in millions)	2022	2021	2020
Central States, Southeast and Southwest Areas Pension Fund	$63.0	$68.4	$69.0
Teamsters National 401(k) Savings Plan	21.7	18.9	17.5
Road Carriers Local 707 Pension Fund	1.9	1.9	1.9
Teamsters Local 641 Pension Fund	1.7	1.9	1.9

In March 2021, the American Rescue Plan Act of 2021 (the “ARPA”) was passed, which includes, among many other provisions, significant financial assistance for eligible, underfunded multi-employer pension plans. The Company believes that several multi-employer pension plans for employees covered by our collective bargaining agreements are eligible, including the Central States, Southeast and Southwest Areas Pension Fund and the Teamsters Local 641 Pension Fund. The special financial assistance provided by the ARPA is designed to cover the payments of accrued pension benefits through the 2051 plan year and is not subject to any repayment obligations. The Pension Benefit Guaranty Corporation ("PBGC") has issued the application requirements for special financial assistance and additional guidance, and has begun providing approvals to certain plans. To date we have not been impacted and based upon our understanding of these regulations and guidance, the Company does not anticipate any material short-term impacts of this financial assistance. On January 12, 2023, Central States announced that they had received $35.8 billion in funding from the American Rescue Plan. The Company is monitoring applications submitted by the relevant multi-employer pension plans.

If we fail to make our required contributions to a multi-employer plan, it would expose us to penalties including potential withdrawal liabilities. The Company has no intention of triggering such withdrawal liabilities due to contributions or otherwise.

401(k) Savings Plans

We sponsor the Yellow Corporation 401(k) Plan and the Reddaway Hourly 401(k) Plan, which are defined contribution plans primarily for employees that our collective bargaining agreements do not cover. The plans permit participants to make contributions to the plans and permit the employer of participants to make contributions on behalf of the participants. Additionally, the Reddaway Hourly 401(k) Plan allows for a non-elective employer contribution. Including non-elective employer contributions, total employer contributions were $8.9 million in 2022, $6.7 million in 2021 and $3.7 million in 2020. Our employees covered under collective bargaining agreements may also participate in union-sponsored 401(k) plans.

Annual Incentive Awards

The Company provides an annual incentive compensation plan (Annual Incentive Plan, or AIP) to certain salaried employees across various levels of the organization which is based on factors such as operating revenues and Adjusted EBITDA achieved for the year, compared to targeted operating results. Results from operations include incentive compensation expense of $8.2 million in 2022, $33.1 million in 2021 and $10.0 million in 2020, primarily for the AIP.

5. Debt and Financing

Our outstanding debt as of December 31, 2022 and December 31, 2021 consisted of the following:

As of December 31, 2022 (in millions)	Par Value	Discount	Commitment Fee	Debt Issuance Costs	Book Value		Effective Interest Rate
UST Loan Tranche A(a)	$325.7	$—	$(8.2)	$(2.2)	$315.3	(b)	6.3%
UST Loan Tranche B	400.0	—	(11.0)	(2.9)	386.1	(b)	6.5%
Term Loan (a)	569.1	(8.4)	—	(3.9)	556.8	(c)	9.5%
ABL Facility	—	—	—	—	—		N/A
Secured Second A&R CDA	23.5	—	—	—	23.5		7.7%
Unsecured Second A&R CDA	42.5	—	—	—	42.5		7.7%
Lease financing obligations	213.9	—	—	(0.1)	213.8	(d)	17.6%
Total debt	$1,574.7	$(8.4)	$(19.2)	$(9.1)	$1,538.0
Current maturities of Term Loan	—	—	—	—	—
Current maturities of Secured and Unsecured Second A&R CDA	(66.0)	—	—	—	(66.0)
Current maturities of lease financing obligations	(5.8)	—	—	—	(5.8)
Long-term debt, less current portion	$1,502.9	$(8.4)	$(19.2)	$(9.1)	$1,466.2

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
(d)
Interest rate for lease financing obligations is derived from the difference between total rent payment and calculated principal amortization over the life of lease agreements. The remaining term of these obligations ranges between 2024 and 2032 with right of renewal options available.

As of December 31, 2021 (in millions)	Par Value	Discount	Commitment Fee	Debt Issuance Costs	Book Value		Effective Interest Rate
UST Loan Tranche A(a)	$311.4	$—	$(12.9)	$(3.4)	295.1	(b)	6.4%
UST Loan Tranche B	400.0	—	(17.3)	(4.5)	378.2	(b)	6.5%
Term Loan	612.5	(15.0)	—	(6.6)	590.9	(c)	9.5%
ABL Facility	—	—	—	—	—		N/A
Secured Second A&R CDA	24.1	—	—	—	24.1		7.7%
Unsecured Second A&R CDA	42.5	—	—	(0.1)	42.4		7.7%
Lease financing obligations	224.0	—	—	(0.2)	223.8	(d)	17.4%
Total debt	$1,614.5	$(15.0)	$(30.2)	$(14.8)	$1,554.5
Current maturities of Unsecured Second A&R CDA	(1.5)	—	—	—	(1.5)
Current maturities of Secured and Unsecured Second A&R CDA	(66.6)	—	—	0.1	(66.5)
Current maturities of lease financing obligations	(4.3)	—	—	—	(4.3)
Long-term debt, less current portion	$1,542.1	$(15.0)	$(30.2)	$(14.7)	$1,482.2

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

The UST Credit Agreements were funded through a series of draws made over time as the proceeds are utilized for the purposes outlined by the agreements. Funds drawn on the UST Credit Agreements we initially segregated into restricted accounts and those funds were included in “Restricted amounts held in escrow” in the December 31, 2020 consolidated balance sheet. As of December 31, 2021 and 2022 amounts had been fully withdrawn from the UST Credit Agreements. Borrowings are subject to the various requirements stated in the UST Credit Agreements.

The Company issued 15,943,753 shares of common stock as consideration related to the UST Credit Agreements, which has impacted both the capital surplus and common stock, for the par value per share. Accordingly, the fair value of those shares at issuance of approximately $46.7 million has been recorded as a commitment fee reducing the par value of debt as of December 31, 2022 and 2021 and is being amortized into interest expense on a straight-line basis over the term of the availability of the UST funds, which ends on September 30, 2024.

As a result of entering into the UST Credit Agreements, the Company incurred $12.2 million in debt issuance costs for the origination, legal and related fees. The debt issuance costs reduces the par value of the debt and is being amortized into interest expense on a straight-line basis over the term of the UST funds, which ends September 30, 2024.

Under the UST Credit Agreements and Term Loan (discussed below), the Company has a quarterly requirement to maintain a minimum trailing-twelve-month ("TTM") Adjusted EBITDA of $200.0 million through the maturity of these agreements. Management expects, based on actual and forecasted operating results, the Company will meet this covenant requirement for the next twelve months.

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

On October 31, 2022, the Company and certain of its subsidiaries entered into Amendment No. 7 (the "ABL Treasury Amendment") in which the maturity date of the ABL Facility was extended to January 9, 2026 and it included a springing maturity commencing thirty days prior to the maturity of any of the Term Debt, the UST Tranche A Facility Indebtedness, or the UST Tranche B Facility Indebtedness. The amended facility has an increased capacity of $50 million up to $500 million and an interest rate of Secured Overnight Financing Rate ("SOFR") + 1.75%.

As of December 31, 2022, our Availability under our ABL Facility was $47.7 million, and our Managed Accessibility was $6.7 million. Availability is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $361.8 million of outstanding letters of credit. Our Managed Accessibility represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured as of December 31, 2022. If eligible receivables fall below the threshold management uses to measure availability, which is 10% of the borrowing line, the Credit Agreement governing the ABL Facility permits adjustments from eligible borrowing base cash to restricted cash prior to the applicable compliance measurement date, which for the year-end 2022 is as of January 13, 2023. Cash and cash equivalents and Managed Accessibility was $241.8 million as of December 31, 2022.

As of December 31, 2021, our Availability under our ABL Facility was $93.1 million, and our Managed Accessibility was $48.1 million. Cash and cash equivalents and Managed Accessibility was $358.8 million as of December 31, 2021.

The table below summarizes cash and cash equivalents and Managed Accessibility at December 31:

(in millions)	2022	2021
Cash and cash equivalents	$235.1	$310.7
Less: amounts placed into restricted cash subsequent to year-end	—	—
Managed Accessibility	6.7	48.1
Total cash and cash equivalents and Managed Accessibility	$241.8	$358.8

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

On January 3, 2023, the outstanding balance of the A&R CDA was paid in full, and in compliance with the terms of the agreement.

Maturities

The principal maturities over the next five years and thereafter of total debt as of December 31, 2022 was as follows:

(in millions)	UST Tranche A(a)	UST Tranche B	Term Loan	ABL Facility	Second A&R CDA	Lease Financing Obligations(b)	Total
2023	$—	$—	$—	$—	$66.0	$5.8	$71.8
2024	325.7	400.0	569.1	—	—	4.4	1,299.2
2025	—	—	—	—	—	4.1	4.1
2026	—	—	—	—	—	0.6	0.6
2027	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	199.0	199.0
Total	$325.7	$400.0	$569.1	$—	$66.0	$213.9	$1,574.7

(a)
A portion of the applicable interest is paid-in-kind, which may impact the relevant principal maturities prospectively.
(b)
Lease financing obligations subsequent to 2027 of $199.0 million consist primarily of interest payments.

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	December 31, 2022		December 31, 2021
(in millions)	Book Value	Fair Value	Book Value	Fair Value
UST Loans	$701.4	$703.6	$673.3	$636.5
Term Loan	556.8	523.6	590.9	612.9
Second A&R CDA	66.0	66.3	66.5	66.6
Lease financing obligations	213.8	213.7	223.8	223.7
Total debt	$1,538.0	$1,507.2	$1,554.5	$1,539.7

The fair values of the Term Loan and Second A&R CDA were estimated based on thinly traded, but observable prices (level two inputs for fair value measurements). The fair value of the UST Loans is estimated using certain inputs that are unobservable (level three input for fair value measurement), which are based on the discounted amount of future cash flows using our current estimated incremental rate of borrowing for similar liabilities or assets. The fair value of the lease financing obligations are estimated using a publicly traded secured loan with similar characteristics (level three input for fair value measurement).

6. Leases

Leases (in millions)	December 31, 2022	December 31, 2021
Assets
Operating lease right-of-use assets	$139.7	$184.8
Liabilities
Current
Current operating lease liabilities	$53.1	$76.5
Noncurrent
Operating lease liabilities	94.6	118.9
Total lease liabilities	$147.7	$195.4

Lease Cost (in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating lease cost(a)	$95.7	$133.3
Short-term cost(b)	27.3	30.1
Variable lease cost(b)	9.6	10.8
Total lease cost	$132.6	$174.2
(a)
Operating lease cost represent non-cash amortization of ROU assets and accretion of the discounted lease liabilities and is segregated on the statement of consolidated cash flows.
(b)
These costs are classified as operating expense and recorded primarily within purchased transportation.

Remaining Maturities of Lease Liabilities (in millions)	Operating Leases
2023	$67.0
2024	34.6
2025	23.1
2026	18.8
2027	15.5
After 2027	39.6
Total lease payments	$198.6
Less: Imputed interest	50.9
Present value of lease liabilities	$147.7

Lease Term and Discount Rate	2022	2021
Weighted-average remaining lease term - operating leases (years)	5.4	4.0
Weighted-average discount rate - operating leases	10.7%	11.6%

Other Information (in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$95.3	$136.3
Leased assets obtained in exchange for new operating lease liabilities	7.7	18.3

7. Equity-Based Compensation Plans

We reserved 2.5 million shares for issuance to key management personnel and directors under the 2019 Incentive and Equity Award Plan, in addition to the 5.0 million shares reserved for the Amended and Restated 2011 Incentive and Equity Award Plan. As of December 31, 2022, 1.4 million shares remain available for future issuance under these plans. The plans permit the issuance of restricted stock and stock units, as well as options, stock appreciation rights, and performance stock and performance stock unit awards. Awards under the plan can be generally satisfied in cash or shares at the discretion of the Board of Directors. According to the plan provisions, the stock units provide the holders the right to receive one share of our Common Stock upon vesting (and distribution) of one stock unit. The plan requires the exercise price of any option granted may not be less than the fair market value of a share of our Common Stock on the date of grant.

Additionally, we reserved 3.0 million shares for issuance to employees under the 2020 employee stock purchase plan. As of December 31, 2022, 2.6 million shares remain available for future issuance under this plan.

Restricted Stock and Stock Units

A summary of the activity of our unvested restricted stock and stock unit awards are presented in the following table:

	Shares/units (in thousands)	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2019	993	$9.50
Granted	1,656	2.12
Vested and distributed	(820)	5.44
Forfeited	(258)	2.96
Unvested at December 31, 2020	1,571	4.90
Granted	1,151	7.21
Vested and distributed	(709)	5.28
Forfeited	(239)	3.21
Unvested at December 31, 2021	1,774	6.48
Granted	662	9.39
Vested and distributed	(580)	5.69
Forfeited	(81)	9.80
Unvested at December 31, 2022	1,775	$7.65

As of December 31, 2022, all of the members of the Board of Directors have deferred receipt of the Common Stock underlying some or all of the restricted stock units they have been awarded until a later date, such as when the director ceases to serve on the Board or, under certain circumstances, upon a change of control. Thus, while some of these restricted stock units have vested, the directors have not yet received the underlying Common Stock. For the years ended December 31, 2022, 2021, and 2020, the total number of restricted stock units that are vested but for which the underlying Common Stock has not been distributed was 800,000, 570,000, and 580,000, respectively; these shares are shown as unvested in the above table.

The intrinsic value of unvested shares as of December 31, 2022 was $4.5 million. The Company records expense on a straight-line basis over the vesting term. For the years ended December 31, 2022, 2021 and 2020, the Company recorded compensation expense for restricted stock and stock unit awards of $4.9 million, $3.8 million, and $2.9 million, respectively. Unrecognized compensation expense related to restricted stock and stock unit awards of $5.8 million at December 31, 2022 is expected to be recognized over a weighted-average period of 1.4 years.

The vesting provisions for the restricted stock and stock unit awards and the related number of shares granted during the year ended December 31 are as follows:

	Shares/units (in thousands)
Vesting Terms	2022	2021	2020
33.3% within 30 days and 33.3% on the 1 and 2 year anniversary of grant date	151	494	12
20% per year for five years	150	492	—
100% immediately	77	135	129
25% immediately and 25% on the 1, 2 and 3 year anniversary of grant date	—	—	1,500
Other various vesting terms	284	30	15
Total restricted stock and stock units granted	662	1,151	1,656

The fair value of non-vested shares is determined based on the closing trading price of our shares on the grant date. The fair value of shares vested and distributed during the years ended December 31, 2022, 2021 and 2020 was $3.3 million, $3.7 million, and $4.5 million, respectively.

8. Income Taxes

Deferred tax assets (liabilities) were comprised of the following at December 31:

(in millions)	2022	2021(a)
Depreciation	$(146.8)	$(104.5)
Operating lease right-of-use assets	(35.1)	(42.1)
Other, including debt and interest	(19.5)	(16.4)
Deferred tax liabilities	(201.4)	(163.0)
Claims and insurance	90.6	88.6
Net operating loss carryforwards	229.7	202.5
Section 163(j) interest limitation carryforwards	50.3	11.2
Employee benefit accruals	66.9	55.6
Lease financing obligations	53.3	50.8
Operating lease liabilities	39.3	46.3
Employer payroll taxes	—	9.7
Other, including debt and interest	17.1	27.8
Deferred tax assets	547.2	492.5
Valuation allowance	(345.5)	(328.1)
Net deferred tax assets	201.7	164.4
Net deferred tax asset	$0.3	$1.4
a)
Certain reclasses have been made to the 2021 balances in this table to conform to the 2022 presentation.

Yellow Corporation is the parent of an affiliated group of corporations which join in the filing of a U.S. federal consolidated income tax return. Additionally, the Company files income tax returns in each state jurisdiction which imposes an income tax. The Company also files income tax returns in Canada and its provinces and other foreign jurisdictions; our other foreign jurisdictions income tax activity is immaterial. Cash paid, net of refunds received, for income taxes is nominal for all years presented.

As of December 31, 2022, the Company has remaining federal net operating loss carryforwards of approximately $846.2 million. Deemed ownership changes that occurred in January 2014 and in prior years imposed annual and cumulative limits under the Internal Revenue Code on the utilization of these carryforwards. These limits are not expected to inhibit the Company’s ability to utilize these losses over their carry forward periods. Carryforwards of $655.0 million incurred prior to 2018 expire between 2030 and 2037. Pursuant to the Tax Cuts and Jobs Act of 2017, net operating losses incurred after 2017 are available to be carried forward indefinitely. As of December 31, 2022, the Company has only nominal amounts of general business and other credit carryforwards, which will likely not be utilized and will expire between 2027 and 2031 if not used.

As of December 31, 2022 and 2021, a valuation allowance of $345.5 million and $328.1 million, respectively, has been established for deferred tax assets because, based on available sources of future taxable income, it is more likely than not that those assets will not be realized.

A reconciliation between income taxes at the federal statutory rate and the consolidated effective tax rate follows for the years ended December 31:

	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net	6.0%	(1.1%)	(1.2%)
Foreign tax rate differential	5.6%	(1.3%)	(1.0%)
Non-deductible debt costs	8.7%	(2.2%)	(1.6%)
Non-deductible compensation	4.6%	(0.5%)	(1.0%)
Other permanent differences	4.9%	(0.3%)	0.3%
Effect of law and rate changes	(54.8%)	(4.6%)	(4.6%)
Valuation allowance	21.0%	(14.1%)	(15.1%)
Benefit from intraperiod tax allocation	(—%)	—%	20.0%
Net change in unrecognized tax benefits	(0.1)%	0.3%	8.9%
Other, net (primarily prior year return to provision)	0.8%	(0.1%)	1.1%
Effective tax rate	17.7%	(2.9%)	26.8%

The income tax provision (benefit) consisted of the following for the years ended December 31:

(in millions)	2022	2021	2020
Current:
Federal	$—	$—	$(6.2)
State	2.4	1.4	0.4
Foreign	2.7	2.2	1.1
Current income tax expense (benefit)	5.1	3.6	(4.7)

Deferred:
Federal	—	—	(9.4)
State	—	—	(5.2)
Foreign	(0.4)	(0.5)	(0.3)
Deferred income tax benefit	(0.4)	(0.5)	(14.9)

Income tax expense (benefit)	$4.7	$3.1	$(19.6)

Based on the income (loss) before income taxes:
Domestic	$19.0	$(111.3)	$(77.4)
Foreign	7.5	5.3	4.3
Income (Loss) before income taxes	$26.5	$(106.0)	$(73.1)

The Company applies the intraperiod tax allocation rules to allocate income taxes among continuing operations, other comprehensive income (loss), and additional paid-in capital when our situation meets the criteria as prescribed in the rule. Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes became effective and was adopted prospectively by the Company on January 1, 2021. ASU 2019-12 removed the exception to the intraperiod tax allocation rules on a prospective basis; as such, there was no domestic deferred benefit recognized in periods subsequent to 2020. During 2020, the Company recognized $14.6 million of deferred benefit in the consolidated statement of operations and an equal and offsetting deferred tax expense in other comprehensive income (loss) included in the consolidated statement of comprehensive income (loss) due to the application of the exception within the intraperiod tax allocation rules. This allocation had no effect on total tax provision or total valuation allowance.

Uncertain Tax Positions

A rollforward of the total amount of unrecognized tax benefits for the years ended December 31 is as follows:

(in millions)	2022	2021
Unrecognized tax benefits at January 1	$40.4	$40.7

Increases related to:
Tax positions taken during a prior period	0.1	—
Tax positions taken during the current period	0.3	0.3

Decreases related to:
Tax positions taken during a prior period	—	—
Lapse of applicable statute of limitations	(7.3)	(0.6)

Unrecognized tax benefits at December 31	$33.5	$40.4

At December 31, 2022 and 2021, there are $3.0 million and $3.0 million, respectively, of benefits that, if recognized, would affect the effective tax rate. The differences between these amounts and the amounts appearing in the table above represent unrecognized tax benefits which have been netted against deferred tax assets for net operating loss carryforwards and not recorded to the liability for unrecognized tax benefits. During the years ended December 31, 2022 and December 31, 2021 we paid no amounts to settle audits.

The Company experienced only nominal activity with regard to interest on uncertain tax positions for both 2022 and 2021. The Company accrued no penalties relative to uncertain tax positions in either 2022 or 2021. The Company has elected to treat interest and penalties on uncertain tax positions as “Interest expense” and “Other operating expenses”, respectively.

It is reasonably possible that the existing unrecognized tax benefits may decrease over the next twelve months by as much as $0.5 million because of developments in examinations, or from the expiration of statutes of limitation.

Tax years that remain subject to examination for our major tax jurisdictions as of December 31, 2022:

Statute remains open	2014-2021
Tax years not examined	2014-2022

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

On August 16, 2022, the United States enacted the Inflation Reduction Act (the “IRA”). The IRA included provisions related to aspects of corporate income taxes. We do not currently expect the IRA to have a significant impact on the Company’s effective income tax rate nor its provision for income taxes.

9. Shareholders’ Deficit

The following reflects the activity in the shares of our common stock for the years ended December 31:

Common Shares (in thousands)	2022	2021	2020
Beginning balance	50,955	50,192	33,715
Equity issuance - UST commitment fee	—	—	15,944
Issuance of equity awards, net	646	763	533
Ending balance	51,601	50,955	50,192

The shares issued to the UST are subject to a voting trust agreement entered on July 9, 2020 which provides that all shares of the Company’s common stock owned by the UST shall be delivered to a voting trust and voted in proportion as all other common stock are voted, subject to certain exceptions defined therein.

10. Earnings (Loss) Per Share

We calculate basic earnings (loss) per share by dividing our net income (loss) available to common shareholders by our weighted-average shares outstanding at the end of the period. When appropriate, the calculation for diluted earnings (loss) per share adjusts the weighted average shares outstanding for our dilutive unvested shares and stock units using the treasury stock method. Our calculations for basic and dilutive earnings (loss) per share for the years ended December 31 are as follows:

(dollars in millions, except per share data, shares and stock units in thousands)	2022	2021	2020
Basic and dilutive net income (loss)	$21.8	$(109.1)	$(53.5)

Basic weighted average shares outstanding	51,346	50,720	41,694
Effect of dilutive securities:
Unvested shares and stocks units(a)	887	—	—
Dilutive weighted average shares outstanding	52,233	50,720	41,694

Basic earnings (loss) per share(b)	$0.42	$(2.15)	$(1.28)
Diluted earnings (loss) per share(b)	$0.42	$(2.15)	$(1.28)

a)
Includes unvested shares of Common Stock, unvested stock units, and vested stock units for which the underlying Common Stock has not been distributed.
b)
Earnings (loss) per share is based on unrounded figures and not the rounded figures presented.

Given our net loss position for the years ended December 31, 2021 and 2020, there are no dilutive securities for these periods.

Our anti-dilutive securities for the years ended December 31 are as follows:

(shares in thousands)	2022	2021	2020
Anti-dilutive unvested shares and options	552	172	123

11. Commitments, Contingencies, and Uncertainties

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Yellow Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 9, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Self-insurance accruals

As described in Note 2 to the consolidated financial statements, the Company establishes accruals for workers’ compensation and property damage and liability claims based upon actuarial analyses prepared by independent actuaries. The Company has recorded accruals for workers’ compensation claims of $225.7 million and property damage and liability claims of $99.5 million as of December 31, 2022. The accruals for workers’ compensation and property damage and liability claims are based upon individual case estimates and actuarial estimates for loss development factors based upon past experience. These estimates are based on historical loss experience and judgments about the present and expected levels of costs per claim and the time required to settle claims.

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

February 9, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Yellow Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Yellow Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 9, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

February 9, 2023

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of December 31, 2022 and has concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2022 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment using those criteria, our management concluded that, as of December 31, 2022, our system of internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited our December 31, 2022 consolidated financial statements, has issued an audit report on our system of internal control over financial reporting. The KPMG LLP audit report is included herein.

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

Item 11. Executive Compensation

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in our Proxy Statement related to the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Security Ownership of Management and Directors,” “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in our Proxy Statement related to the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the captions “Structure and Functioning of the Board” and “Certain Relationships and Related Transactions” in our Proxy Statement related to the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Pursuant to General Instruction G to Form 10-K, the information required by this item is included under the caption “Audit and Audit-Related Fees” in our Proxy Statement related to the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

10.4.7

Amendment No. 7 to Loan and Security Agreement by and among the Company, certain of the Company’s subsidiaries party thereto, the lenders party thereto and Citizens Business Capital as agent (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter-ended September 30, 2022, File No. 000-12255).

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

(10) Management Contracts, Compensatory Plans and Arrangements

10.10.1	Yellow Corporation Fifth Amended and Restated Director Compensation Plan, effective January 22, 2022.

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

10.22	Yellow Corporation 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8, filed on November 2, 2020, File No. 333-249800).

10.23*	Form of Performance Stock Unit Agreement

10.24**

Severance Agreement and Release, dated January 17, 2023, between James R. Faught and the Company (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 23, 2023, File No. 000-12255).

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

* Indicates documents filed herewith.

** Certain schedules and similar attachments have been omitted. The Company agrees to furnish a supplemental copy of any omitted schedule or attachment to the SEC upon request.

† Confidential portions of this exhibit have been filed separately with the SEC pursuant to a request for confidential treatment.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yellow Corporation

Date: February 9, 2023	By:	/s/ Darren D. Hawkins
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

/s/ Darren D. Hawkins	Chief Executive Officer and Director	February 9, 2023
Darren D. Hawkins

/s/ Daniel L. Olivier	Chief Financial Officer	February 9, 2023
Daniel L. Olivier	(Principal Financial Officer and Principal Accounting Officer)

/s/ Douglas A. Carty	Director	February 9, 2023
Douglas A. Carty

/s/ Matthew A. Doheny	Director	February 9, 2023
Matthew A. Doheny

/s/ Javier L. Evans	Director	February 9, 2023
Javier L. Evans

/s/ James E. Hoffman	Director	February 9, 2023
James E. Hoffman

/s/ Shaunna D. Jones	Director	February 9, 2023
Shaunna D. Jones

/s/ Susana Martinez	Director	February 9, 2023
Susana Martinez

/s/ David S. McClimon	Director	February 9, 2023
David S. McClimon

/s/ Patricia M. Nazemetz	Director	February 9, 2023
Patricia M. Nazemetz

/s/ Chris T. Sultemeier	Director	February 9, 2023
Chris T. Sultemeier