Form 10-K/A
period 2022-12-31
Yellow Corp
filed 2023-03-16
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment 1)

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Yellow Corporation (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission on February 9, 2023 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of amending the Consent of Independent Registered Public Accounting Firm required by Section 7 of the Securities Act of 1933 that was included as Exhibit 23.1 to the Original Filing. The Company amended Exhibit 23.1 to refer to our annual report filed February 9, 2023, instead of the annual report filed February 4, 2022 and removed references to certain registration statements that are no longer relevant.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof, and included these files in Item 15 Exhibits 31.3 and 31.4.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The consolidated financial statements of the Company included under Item 8 - Financial Statements and Supplementary Data in the Original Form 10-K.

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

(4) Instruments Defining the Right of Security Holders, Including Indentures

4.1#	Description of Common Stock

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

10.22	Yellow Corporation 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8, filed on November 2, 2020, File No. 333-249800).

10.23#	Form of Performance Stock Unit Agreement

10.24**

Severance Agreement and Release, dated January 17, 2023, between James R. Faught and the Company (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 23, 2023, File No. 000-12255).

21.1#	Subsidiaries of the Company.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1#	Certification of Darren D. Hawkins pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Daniel L. Olivier pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Darren D. Hawkins, pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Daniel L. Olivier, pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Darren D. Hawkins pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Daniel L. Olivier pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates documents filed herewith.

** Certain schedules and similar attachments have been omitted. The Company agrees to furnish a supplemental copy of any omitted schedule or attachment to the SEC upon request.

# Filed with Original Form 10-K.

† Confidential portions of this exhibit have been filed separately with the SEC pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yellow Corporation

Date: March 16, 2023	By:	/s/ Leah K. Dawson
Leah K. Dawson
Executive Vice President, General Counsel and Secretary