Form 10-Q
period 2023-03-31
Yellow Corp
filed 2023-05-03
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2023
Common Stock, $0.01 par value per share	51,983.126 shares

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Yellow Corporation and Subsidiaries

(Amounts in millions except share and per share data)	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$154.7	$235.1
Restricted amounts held in escrow	—	3.9
Accounts receivable, net	599.2	599.7
Prepaid expenses and other	51.8	75.4
Total current assets	805.7	914.1
Property and Equipment:
Cost	3,109.9	3,109.0
Less – accumulated depreciation	(1,953.4)	(1,940.0)
Net property and equipment	1,156.5	1,169.0
Deferred income taxes, net	0.3	0.3
Pension	34.7	34.5
Operating lease right-of-use assets	130.5	139.7
Other assets	24.5	21.7
Total Assets	$2,152.2	$2,279.3
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$176.4	$188.6
Wages, vacations and employee benefits	230.0	221.4
Current operating lease liabilities	47.6	53.1
Claims and insurance accruals	117.6	116.6
Other accrued taxes	32.9	27.9
Other current and accrued liabilities	27.2	37.6
Current maturities of long-term debt	7.8	71.8
Total current liabilities	639.5	717.0
Other Liabilities:
Long-term debt, less current portion	1,470.0	1,466.2
Pension and postretirement	137.6	134.0
Operating lease liabilities	91.6	94.6
Claims and other liabilities	250.1	249.0
Commitments and contingencies
Shareholders’ Deficit:
Cumulative preferred stock, $1 par value per share - authorized 5,000,000 shares	—	—
Common stock, $0.01 par value per share - authorized 95,000,000 shares, issued 51,955,000 and 51,601,000 shares, respectively	0.5	0.5
Capital surplus	2,395.5	2,393.4
Accumulated deficit	(2,507.8)	(2,453.2)
Accumulated other comprehensive loss	(232.1)	(229.5)
Treasury stock, at cost	(92.7)	(92.7)
Total shareholders’ deficit	(436.6)	(381.5)
Total Liabilities and Shareholders’ Deficit	$2,152.2	$2,279.3

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

Yellow Corporation and Subsidiaries

For the Three Months Ended March 31

(Unaudited)

(Amounts in millions except per share data; shares in thousands)	2023	2022
Operating Revenue	$1,158.6	$1,260.4
Operating Expenses:
Salaries, wages and employee benefits	672.5	711.0
Fuel, operating expenses and supplies	240.6	243.6
Purchased transportation	152.0	185.4
Depreciation and amortization	35.3	35.7
Other operating expenses	68.0	81.0
Gains on property disposals, net	(0.5)	(5.5)
Total operating expenses	1,167.9	1,251.2
Operating Income (Loss)	(9.3)	9.2
Nonoperating Expenses:
Interest expense	46.5	37.7
Non-union pension and postretirement benefits	1.2	(0.4)
Other, net	(0.2)	0.2
Nonoperating expenses, net	47.5	37.5
Loss before income taxes	(56.8)	(28.3)
Income tax benefit	(2.2)	(0.8)
Net Loss	(54.6)	(27.5)
Other comprehensive income (loss), net of tax	(2.6)	2.3
Comprehensive Loss	$(57.2)	$(25.2)

Average Common Shares Outstanding - Basic	51,729	51,091
Average Common Shares Outstanding - Diluted	51,729	51,091

Loss Per Share - Basic	$(1.06)	$(0.54)
Loss Per Share - Diluted	$(1.06)	$(0.54)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

Yellow Corporation and Subsidiaries

For the Three Months Ended March 31

(Unaudited)

(in millions)	2023	2022
Operating Activities:
Net loss	$(54.6)	$(27.5)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	35.3	35.7
Lease amortization and accretion expense	19.8	27.2
Lease payments	(19.4)	(28.6)
Paid-in-kind interest	5.4	2.3
Debt-related amortization	5.7	5.9
Equity-based compensation and employee benefits expense	4.1	4.3
Non-union pension settlement charges	0.1	—
Gains on property disposals, net	(0.5)	(5.5)
Deferred income taxes, net	—	—
Other non-cash items, net	(0.1)	0.2
Changes in assets and liabilities, net:
Accounts receivable	0.5	(77.5)
Accounts payable	(11.0)	36.1
Other operating assets	15.4	9.3
Other operating liabilities	11.9	(15.4)
Net cash provided by (used in) operating activities	12.6	(33.5)
Investing Activities:
Acquisition of property and equipment	(29.6)	(36.4)
Proceeds from disposal of property and equipment	2.4	6.6
Net cash provided by (used in) investing activities	(27.2)	(29.8)
Financing Activities:
Repayment of long-term debt	(69.5)	(8.9)
Payments for tax withheld on equity-based compensation	(0.2)	(0.5)
Net cash provided by (used in) financing activities	(69.7)	(9.4)
Net Increase (Decrease) In Cash and Cash Equivalents and Restricted Amounts Held in Escrow	(84.3)	(72.7)
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, Beginning of Period	239.0	314.8
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, End of Period	$154.7	$242.1

Supplemental Cash Flow Information:
Interest paid	$(38.0)	$(30.9)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ DEFICIT

Yellow Corporation and Subsidiaries

For the Three Months ended March 31

(Unaudited)

(in millions)	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2022	$—	$0.5	$2,393.4	$(2,453.2)	$(229.5)	$(92.7)	$(381.5)
Equity-based compensation	—	—	2.1	—	—	—	2.1
Net loss	—	—	—	(54.6)	—	—	(54.6)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	1.9	—	1.9
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Settlement adjustment	—	—	—	—	0.1	—	0.1
Net actuarial loss	—	—	—	—	(4.4)	—	(4.4)
Foreign currency translation, net of tax	—	—	—	—	(0.1)	—	(0.1)
Balances at March 31, 2023	$—	$0.5	$2,395.5	$(2,507.8)	$(232.1)	$(92.7)	$(436.6)

(in millions)	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2021	$—	$0.5	$2,388.3	$(2,475.0)	$(184.6)	$(92.7)	$(363.5)
Equity-based compensation	—	—	1.8	—	—	—	1.8
Net loss	—	—	—	(27.5)	—	—	(27.5)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	2.2	—	2.2
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation, net of tax	—	—	—	—	0.2	—	0.2
Balances at March 31, 2022	$—	$0.5	$2,390.1	$(2,502.5)	$(182.3)	$(92.7)	$(386.9)

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Yellow Corporation and Subsidiaries

(Unaudited)

1. Description of Business

Yellow Corporation (also referred to as “Yellow,” the “Company,” “we,” “us” or “our”) is a holding company that, through its operating subsidiaries, offers its customers a wide range of transportation services. We have one of the largest, most comprehensive, less-than-truckload (“LTL”) networks in North America with local, regional, national and international capabilities. Through our team of experienced service professionals, we offer expertise in LTL shipments and flexible supply chain solutions, ensuring customers can ship industrial, commercial and retail goods with confidence.

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

All normal recurring adjustments necessary for a fair presentation of the consolidated financial statements for the interim periods included herein have been made. These unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information, the instructions to Quarterly Report on Form 10-Q and the applicable rules and regulations. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“the 2022 Form 10-K”). Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2023 or other reporting periods.

Use of Estimates

Management makes estimates and assumptions when preparing the financial statements in conformity with GAAP which affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Disaggregation of Revenue

The Company’s revenue is summarized below with LTL shipments defined as shipments less than 10,000 pounds that move in our network:

(in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
LTL revenue	$1,055.0	$1,129.6
Other revenue (a)	103.6	130.8
Total revenue	$1,158.6	$1,260.4

(a) Other revenue is primarily comprised of truckload shipments.

Accounting Standards

While there are recently issued accounting standards that are applicable to the Company, none of these standards are expected to have a material impact on our consolidated financial statements and accompanying notes.

3. Debt and Financing

Our outstanding debt as of March 31, 2023, consisted of the following:

(in millions)	Par Value	Discount	Commitment Fee	Debt Issuance Costs	Book Value		Effective Interest Rate
UST Loan Tranche A(a)	$329.4	$—	$(7.1)	$(1.8)	320.5	(b)	6.3%
UST Loan Tranche B	400.0	—	(9.4)	(2.5)	388.1	(b)	6.5%
Term Loan (a)	567.4	(7.0)	—	(3.3)	557.1	(c)	9.5%
ABL Facility	—	—	—	—	—		N/A
Lease financing obligations	212.2	—	—	(0.1)	212.1	(d)	17.6%
Total debt	$1,509.0	$(7.0)	$(16.5)	$(7.7)	$1,477.8
Current maturities of lease financing obligations	(7.8)	—	—	—	(7.8)
Long-term debt	$1,501.2	$(7.0)	$(16.5)	$(7.7)	$1,470.0

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

On January 3, 2023, the outstanding balance of the A&R CDA was paid in full, and in compliance with the terms of the agreement reducing our cash and cash equivalents by $66.3 million.

The Company has $567.4 million in debt due June 30, 2024 and $729.4 million in debt due September 30, 2024. At March 31, 2023, the Company had cash and cash equivalents and Managed Accessibility of $167.5 million. On or before the maturation of debt in 2024, the Company will require substantial additional liquidity to satisfy these debt obligations. The Company is currently evaluating strategies to obtain the needed additional liquidity to satisfy these obligations. These strategies may include, but are not limited to, issuing debt or entering into other financing arrangements. There can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms.

Maturities

The principal maturities over the next five years and thereafter of total debt as of March 31, 2023 are as follows:

(in millions)	Principal Maturity Amount
2023 - remaining portion	$7.8
2024	1,304.3
2025	9.6
2026	11.0
2027	14.0
Thereafter	162.3
Total	$1,509.0

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities, are summarized as follows:

	March 31, 2023		December 31, 2022
(in millions)	Book Value	Fair Value	Book Value	Fair Value
UST Loans	$708.6	$705.8	$701.4	$703.6
Term Loan	557.1	516.3	556.8	523.6
Second A&R CDA	—	—	66.0	66.3
Lease financing obligations	212.1	212.5	213.8	213.7
Total debt	$1,477.8	$1,434.6	$1,538.0	$1,507.2

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

4. Leases

Leases (in millions)	March 31, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	$130.5	$139.7
Liabilities
Current operating lease liabilities	$47.6	$53.1
Noncurrent operating lease liabilities	91.6	94.6
Total lease liabilities	$139.2	$147.7

Other Information
Weighted-average remaining lease term - operating leases (years)	5.4	5.4
Weighted-average discount rate - operating leases	10.7%	10.7%

Lease Cost (in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating lease cost(a)	$19.8	$27.2
Short-term cost(b)	6.8	4.9
Variable lease cost(b)	1.7	4.7
Total lease cost	$28.3	$36.8
(a)
Operating lease cost represents non-cash amortization of ROU assets and accretion of the discounted lease liabilities and is segregated on the statements of consolidated cash flows.
(b)
These operating expenses are classified and recorded primarily within purchased transportation.

Other Information (in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$19.3	$28.5
Leased assets obtained in exchange for new operating lease liabilities	$3.0	$0.9

The maturities over the next five years and thereafter of lease liabilities as of March 31, 2023 are as follows:

Remaining Maturities of Lease Liabilities (in millions)	Operating Leases
2023 - remaining portion	$56.7
2024	39.1
2025	25.9
2026	20.3
2027	16.6
After 2027	41.8
Total lease payments	$200.4
Less: Imputed interest	61.2
Present value of lease liabilities	$139.2

5. Employee Benefits

Non-Union Pension Plans

The following table presents the primary components of net periodic pension expense (benefit) for our Company-sponsored pension plans:

(in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Interest cost	$8.0	$5.9
Expected return on plan assets	(8.8)	(8.5)
Amortization of prior net losses	1.9	2.2
Amortization of prior net service credit	(0.1)	(0.1)
Total net periodic pension expense (benefit)	$1.0	$(0.5)

6. Loss Per Share

Given our net losses incurred during the three months ended March 31, 2023 and 2022, we do not report dilutive securities for these periods. At March 31, 2023 and 2022, our anti-dilutive unvested shares, options, and stock units were approximately 912,000 and 390,000, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this report. This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include those preceded by, followed by or characterized by words such as “will,” “expect,” “intend,” “anticipate,” “believe,” “could,” “should,” “may,” “project,” “forecast,” “propose,” “plan,” “designed,” “estimate,” “enable” and similar expressions which speak only as of the date the statement was made. Forward-looking statements are inherently uncertain, are based upon current beliefs, assumptions and expectations of Company management and current market conditions, and are subject to significant business, economic, competitive, regulatory and other risks, uncertainties and contingencies, known and unknown, many of which are beyond our control. Forward-looking statements are only predictions. Our future financial condition and results could differ materially from those predicted in such forward-looking statements resulting from business, financial and liquidity, and common stock related factors, including (without limitation):

•
our ability attracting and retaining qualified drivers and the resulting increases in driver compensation and purchased transportation costs;
•
increasing labor costs, disruptions or stoppages if our relationship with our employees and unions were to deteriorate;
•
the general uncertainty of our customers
•
our dependence on key employees or the inability to hire additional personnel;
•
increasing operating costs and reduction in our ability to offer intermodal services resulting from our dependency on third-party capacity providers and their and services;
•
our ability to adapt to industry competition and competitive pricing;
•
we may not realize the expected benefits and costs savings from our operational changes and performance improvement initiatives;
•
business risks and increasing costs associated with the transportation industry that are largely beyond our control, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows;
•
significant ongoing capital expenditure requirements;
•
seasonality and the impact of weather;
•
changes in fuel prices and shortages of fuel;
•
damage to our corporate reputation reducing demand for our services;
•
ongoing self-insurance and claim expenses;
•
current or future litigation;
•
operating in an industry subject to extensive governmental regulations, and costs of compliance with, or liability for violation of existing or future regulations;
•
disruptions of our computer and information technology systems, privacy breaches and sophisticated cyber attacks;
•
the continued impact of the COVID-19 pandemic or any other widespread outbreak of an illness, communicable disease, as well as regulatory measures implemented in response to such events;
•
doing business in foreign countries;
•
our failure to comply with the covenants in the documents governing our existing and future indebtedness;
•
our indebtedness and cash interest payment obligations, lease obligations and pension funding obligations as well as our liquidity position;

•
our ability to service all of our indebtedness and satisfy all of our other obligations depends on factors beyond our control, and if we cannot generate enough cash to service our indebtedness and satisfy our other obligations, we may be forced to take one or more actions, which may not be successful;
•
restrictive covenants in the documents governing our existing and future indebtedness may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue certain business strategies;
•
significant fluctuations in the price of our Common Stock that may make it difficult to resell our Common Stock at attractive prices;
•
future issuances of our Common Stock or equity-related securities in the public market could adversely affect the price of our Common Stock and our ability to raise funds in future offerings;
•
the restrictive covenant that prevents us from paying dividends on our Common Stock in the foreseeable future may impact our ability to raise funds in future offerings;
•
our ability to issue preferred stock that may adversely affect the rights of holders of our Common Stock; and
•
other risks and contingencies, including (without limitation) the risk factors that are included in our reports filed with the SEC, including those described under “Risk Factors” in our annual report on Form 10-K and quarterly reports on Form 10-Q, including this quarterly report.

Overview

MD&A includes the following sections:

Our Business: a brief description of our business and a discussion of how we assess our operating results.

Consolidated Results of Operations: an analysis of our consolidated results of operations for the three months ended March 31, 2023 and 2022.

Certain Non-GAAP Financial Measures: presentation and an analysis of selected non-GAAP financial measures for the three months ended March 31, 2023 and 2022 and trailing-twelve-months ended March 31, 2023 and 2022.

Financial Condition, Liquidity and Capital Resources: a discussion of our major sources and uses of cash and an analysis of our cash flows and, if applicable, material changes in our contractual obligations and commercial commitments.

The "first quarter" of the years discussed below refer to the three months ended March 31, respectively.

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

We measure the performance of our business using several metrics but rely primarily upon (without limitation) operating revenue, operating income (loss), and operating ratio. We also use certain non-GAAP financial measures as secondary measures to assess our operating performance.

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

Business Strategy Overview

Our strategy remains focused on providing exemplary super-regional service as we continue on our multi-year enterprise transformation to optimize and structurally improve our network that includes more than 300 strategically located terminals throughout North America. The transformation is expected to increase asset utilization, enhance network efficiencies, create cost savings and leverage operational flexibilities, consolidate disparate company systems onto a single platform and rationalize the more than 300 physical locations in the network while maintaining geographic coverage. The result will be to operate Yellow as one company, one network, under one Yellow brand.

We completed our LTL companies’ migration to a common technology platform in early 2022, and our focus transitioned to the integration of our four disparate linehaul networks into a single national network. The combination of our four individual linehaul networks currently tied to our legacy national and regional carrier brands will result in greater density as freight moves throughout our network from origin to destination terminals. Also, the local terminal pickup and delivery optimization efforts will eliminate the overlapping coverage and customer interactions that currently exist between our legacy national and regional carrier brands. When completed, this operational transformation will result in enhanced customer service, cost savings opportunities from reduced miles and productivity gains, and will create additional capacity without adding incremental physical infrastructure. In September 2022, we successfully implemented Phase One of the network optimization in the western U.S. Phase One included integrating 89 legacy YRC Freight and Reddaway terminals, and the results are meeting our expectations as customers are benefitting by having one driver pick-up and deliver both regional and long-haul shipments. We continue to work through the process with the International Brotherhood of Teamsters to implement Phase Two, which will strengthen the Company, protect 22,000 union jobs and ensure that our customers are well cared for and receive the range of services that today’s market demands. We expect to capitalize on the successes and lessons learned in Phase One as we complete the network optimization, and then turn our focus to refinancing the capital structure.

Capital investment remains a top priority for us and we remain committed to investing in our fleet, and in technology solutions that enhance our customers’ experience and improve our operational flexibility and efficiencies.

Consolidated Results of Operations

The table below provides summary consolidated financial information for the first quarter of 2023 and 2022:

	First Quarter
	2023		2022		Percentage Change 2023 vs 2022
(in millions)	$	%	$	%	%
Operating Revenue	$1,158.6	100.0	$1,260.4	100.0	(8.1)
Operating Expenses:
Salaries, wages and employee benefits	672.5	58.0	711.0	56.4	(5.4)
Fuel, operating expenses and supplies	240.6	20.8	243.6	19.3	(1.2)
Purchased transportation	152.0	13.1	185.4	14.7	(18.0)
Depreciation and amortization	35.3	3.0	35.7	2.8	(1.1)
Other operating expenses	68.0	5.9	81.0	6.4	(16.0)
Gains on property disposals, net	(0.5)	(0.0)	(5.5)	(0.4)	(90.9)
Total operating expenses	1,167.9	100.8	1,251.2	99.3	(6.7)
Operating Income (Loss)	(9.3)	(0.8)	9.2	0.7	(201.1)
Nonoperating Expenses:
Nonoperating expenses, net	47.5	4.1	37.5	3.0	26.7
Loss before income taxes	(56.8)	(4.9)	(28.3)	(2.2)	100.7
Income tax benefit	(2.2)	(0.2)	(0.8)	(0.1)	NM*
Net loss	$(54.6)	(4.7)	$(27.5)	(2.2)	98.5

*Not meaningful

First Quarter of 2023 Compared to the First Quarter of 2022

Consolidated operating revenue, including fuel surcharge, decreased $101.8 million compared to the first quarter of 2022. Fuel surcharge revenue decreased compared to the first quarter of 2022 primarily due to fewer shipments, partially offset by higher fuel prices. Excluding fuel surcharge revenue, consolidated operating revenue declined due to shipping volume decreases.

The Company’s results reflect the net revenue decrease offset by certain variable operating expenses. Overall inflation in costs driven by macroeconomic conditions impacted costs across the Company, as well as continued costs associated with phase one super-regional implementation, and increased costs to prepare for phase two. Further material changes are provided below.

Salaries, wages and employee benefits. Salaries, wages and employee benefits decreased $38.5 million primarily due to impacts of headcount reductions as well as shipping volume decreases partially offset by contractual wage and benefit increases.

Purchased transportation. Purchased transportation decreased $33.4 million primarily due to targeted efforts by the Company to reduce over-the-road purchased transportation usage and reduce equpiment lease expense. While the cost of purchased transportation rates have increased, overall utilization by the Company has declined leading to an overall decrease. These decreases include a $11.9 million decrease in over-the-road purchased transportation expense, a $10.7 million decrease in equipment lease expense and a $8.2 million decrease in third-party costs due to declines in customer-specific logistics solutions.

Other operating expenses. Other operating expenses decreased $13.0 million primarily due to a $7.1 million decrease in third-party liability claims expense mostly due to more favorable development of prior year claims during 2023 compared to 2022.

Income tax. The Company’s tax provision or benefit for interim periods is computed using an estimate of the annual effective tax rate and adjusted for discrete items, if any, that occurred during the reporting periods presented. Our effective tax rate for the first quarter of 2023 and 2022 was 3.9% and 2.8%, respectively. The effective tax rate for 2023 differed from the U.S. federal statutory rate primarily due to the valuation allowance on our domestic net deferred tax assets partially offset by foreign and state income taxes. The effective rate for 2022 differed from the U.S. federal statutory rate primarily due to the valuation allowance on our domestic net deferred tax assets. The Company maintained a full valuation allowance on our domestic net deferred tax assets as of the reporting periods presented.

The table below summarizes the key revenue metrics for the first quarter of 2023 compared to the first quarter of 2022:

	First Quarter
	2023	2022	Percent Change(a)
Workdays	64.0	63.5

Operating ratio	100.8%	99.3%	(1.5) pp

LTL picked up revenue (in millions)	$1,053.2	$1,137.2	(7.4%)
LTL tonnage (in thousands)	1,756	1,980	(11.3%)
LTL tonnage per workday (in thousands)	27.43	31.18	(12.0%)
LTL shipments (in thousands)	3,111	3,561	(12.6%)
LTL shipments per workday (in thousands)	48.61	56.08	(13.3%)
LTL picked up revenue per hundred weight	$29.99	$28.72	4.4%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$24.51	$23.83	2.8%
LTL picked up revenue per shipment	$339	$319	6.0%
LTL picked up revenue per shipment (excluding fuel surcharge)	$277	$265	4.4%
LTL weight per shipment (in pounds)	1,129	1,112	1.5%

Total picked up revenue (in millions)(b)	$1,141.0	$1,252.4	(8.9%)
Total tonnage (in thousands)	2,234	2,543	(12.2%)
Total tonnage per workday (in thousands)	34.90	40.05	(12.9%)
Total shipments (in thousands)	3,180	3,653	(12.9%)
Total shipments per workday (in thousands)	49.69	57.53	(13.6%)
Total picked up revenue per hundred weight	$25.54	$24.62	3.7%
Total picked up revenue per hundred weight (excluding fuel surcharge)	$21.03	$20.59	2.1%
Total picked up revenue per shipment	$359	$343	4.7%
Total picked up revenue per shipment (excluding fuel surcharge)	$295	$287	3.0%
Total weight per shipment (in pounds)	1,405	1,392	0.9%

(in millions)	2023	2022
(b) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,158.6	$1,260.4
Change in revenue deferral and other	(17.6)	(8.0)
Total picked up revenue	$1,141.0	$1,252.4
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

Adjusted EBITDA

The reconciliation of net loss to EBITDA and EBITDA to Adjusted EBITDA (defined in our TL Agreements as “Consolidated EBITDA”) for the first quarter of 2023 and 2022, and the trailing twelve months ended March 31, 2023 and 2022, is as follows:

	First Quarter		Trailing-Twelve-Months Ended
(in millions)	2023	2022	March 31, 2023	March 31, 2022
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(54.6)	$(27.5)	$(5.3)	$(73.3)
Interest expense, net	46.2	37.7	170.1	152.3
Income tax expense (benefit)	(2.2)	(0.8)	3.3	1.2
Depreciation and amortization	35.3	35.7	143.0	146.0
EBITDA	24.7	45.1	311.1	226.2
Adjustments for TL Agreements:
(Gains) losses on property disposals, net	(0.5)	(5.5)	(33.0)	(5.8)
Non-cash reserve changes(a)	3.1	(1.9)	2.5	11.5
Letter of credit expense	1.7	2.1	8.0	8.5
Permitted dispositions and other	0.1	0.3	0.2	0.4
Equity-based compensation expense	2.3	2.3	5.3	4.6
Non-union pension settlement charge	0.1	—	12.2	64.7
Other, net	0.3	0.7	0.8	2.7
Expense amounts subject to 10% threshold(b):
Department of Defense settlement charge	—	5.3	—	5.3
Other, net	2.5	3.6	18.3	23.3
Adjusted EBITDA prior to 10% threshold	34.3	52.0	325.4	341.4
Adjustments pursuant to TTM calculation(b)	—	—	—	—
Adjusted EBITDA	$34.3	$52.0	$325.4	$341.4

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

Financial Condition, Liquidity and Capital Resources

The following sections provide aggregated information regarding our financial condition, liquidity and capital resources. As of March 31, 2023 and December 31, 2022, our total debt was $1,477.8 million and $1,538.0 million, respectively.

Liquidity

Our principal sources of liquidity are cash and cash equivalents, any prospective net cash flow from operations and available borrowings under our ABL Facility. As of March 31, 2023, our cash and cash equivalents, exclusive of restricted amounts held in escrow, was $154.7 million.

As of March 31, 2023, our Availability under our ABL Facility was $54.1 million, and our Managed Accessibility (as defined below) was $12.8 million. Availability is derived by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $359.3 million of outstanding letters of credit. Our Managed Accessibility represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured as of March 31, 2023. If eligible receivables fall below the threshold management uses to measure Availability, which is 10% of the borrowing line, the credit agreement governing the ABL Facility permits adjustments from eligible borrowing base cash to restricted cash prior to the compliance measurement date of April 14, 2023. Cash and cash equivalents and Managed Accessibility totaled $167.5 million as of March 31, 2023.

As of December 31, 2022, our Availability under our ABL Facility was $47.7 million, and our Managed Accessibility was $6.7 million. Cash and cash equivalents and Managed Accessibility totaled $241.8 million at December 31, 2022.

As detailed in Footnote 3 to the financial statements, the Company has $567.4 million in debt due June 30, 2024 and $729.4 million in debt due September 30, 2024. At March 31, 2023, the Company had cash and cash equivalents and Managed Accessibility of $167.5 million. On or before the maturation of debt in 2024, the Company will require substantial additional liquidity to satisfy these debt obligations. The Company is currently evaluating strategies to obtain the needed additional liquidity to satisfy these obligations. These strategies may include, but are not limited to, issuing debt or entering into other financing arrangements. There can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms.

Covenants

Under the UST Loans and Credit Agreement, the Company has a quarterly requirement to maintain a trailing-twelve-month ("TTM") Adjusted EBITDA of $200.0 million through the maturity of these agreements. Management expects, based on actual and forecasted operating results, the Company will meet this covenant requirement for the next twelve months.

Cash Flows

For the first quarter of 2023 and 2022:

	First Quarter
(in millions)	2023	2022
Net cash provided by (used in) operating activities	$12.6	$(33.5)
Net cash provided by (used in) investing activities	(27.2)	(29.8)
Net cash provided by (used in) financing activities	(69.7)	(9.4)

Operating Cash Flow

Cash provided by operating activities was $12.6 million during the first quarter of 2023, compared to $33.5 million used during the first quarter of 2022. The increase in cash provided was primarily attributable to changes in working capital, including a $78.0 million increase in accounts receivable collected and a $27.3 million increase in cash due to other operating liabilities primarily related to lower short term incentive payments, partially offset by a increase in cash used of $47.1 million in accounts payable. Additionally, the Company experienced a $27.1 million increase in net loss.

Investing Cash Flow

Cash used in investing activities was $27.2 million during the first quarter of 2023 compared to $29.8 million of cash used during the first quarter of 2022. The decrease of $2.6 million in cash used was primarily driven by a decrease in cash outflows on revenue equipment acquisitions.

Financing Cash Flow

Cash used in financing activities was $69.7 million during the first quarter of 2023, compared to $9.4 million used during the first quarter of 2022. The increase in cash used by financing activities for the first quarter of 2023 as compared to 2022 was related to the paydown of our A&R CDA and additional paydowns on our Term Loan due to remittance of property sales proceeds.

Capital Expenditures

Our capital expenditures for the first quarter of 2023 and 2022 were $29.6 million and $36.4 million, respectively. These amounts were principally used to fund the purchase of revenue equipment, to improve our technology infrastructure and to refurbish engines for our revenue equipment fleet.

Contractual Obligations and Other Commercial Commitments

The following sections summarize consolidated information regarding our contractual cash obligations and other commercial commitments for any updates for material changes during the reporting period ended March 31, 2023.

Contractual Cash Obligations

The Company has completed a review of our material cash requirements to analyze and disclose material changes, if any, in those requirements between those expected cash outflows as of December 31, 2022, as detailed in the Form 2022 10-K, and those as of March 31, 2023.

All changes in our cash requirements, for cash outflows that we are contractually obligated to make were considered by the Company and determined to be reasonably expected based upon our prior financial statement disclosures or in the ordinary course of business.

Other Commercial Commitments

The Company has completed a review of our other commercial commitments in order to analyze and disclose material changes, if any, in those commitments between those as of December 31, 2022, as detailed in the 2022 Form 10-K, and those as of March 31, 2023. As a result, the Company determined that there were no material changes to disclose.

We have no off-balance sheet arrangements except for other contractual obligations for letters of credit and surety bonds and normal course service agreements and capital purchases, which were disclosed in the 2022 Form 10-K. Additionally, there have been no material changes to these arrangements subsequent to December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and fuel price volatility. The risk inherent in our market risk-sensitive instruments and positions is the potential loss or increased expense arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk-sensitive instruments and positions as described in the 2022 Form 10-K.

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of March 31, 2023 and has concluded that our disclosure controls and procedures were effective as of March 31, 2023.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” note to our consolidated financial statements included with this quarterly report on Form 10-Q, and that discussion is incorporated by reference herein.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 which could materially affect our business, financial condition or future results. The risks in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

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

YELLOW CORPORATION

Date: May 3, 2023	/s/ Darren D. Hawkins
Darren D. Hawkins
Chief Executive Officer

Date: May 3, 2023	/s/ Daniel L. Olivier
Daniel L. Olivier
Chief Financial Officer