Form 10-Q
period 2023-06-30
Yellow Corp
filed 2023-08-14
CIK 716006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2023
Common Stock, $0.01 par value per share	52,128,887 shares

INTRODUCTORY NOTE

On August 6, 2023 (the “Petition Date”), Yellow Corporation (the “Company”) and certain of its direct and indirect subsidiaries (collectively, the “Company Parties”) filed a voluntary petition (the “Chapter 11 Cases”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On the Petition Date, the Company Parties filed a motion with the Bankruptcy Court seeking to jointly administer the Chapter 11 Cases under the caption “In re: Yellow Corporation, et al.”

On August 9, 2023, the Bankruptcy Court entered an order approving for the Company Parties to make payments upon, or otherwise honor, certain obligations that arose prior to the Petition Date, including certain obligations related to employee wages, salaries and benefits, taxes, and certain vendors and other providers of goods and services that were, and in some cases continue to be, essential to the Company Parties’ businesses.

The Company Parties continue to manage their businesses and properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Except as otherwise specifically stated herein, the description and disclosures presented elsewhere in this Quarterly Report on Form 10-Q reflect the Company’s business as of June 30, 2023, prior to the filing of the Chapter 11 Cases. As a result of the filing of the Chapter 11 Cases, the Company no longer has any operations, other than those relating to the wind down of its business and the completion of the Chapter 11 process.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Yellow Corporation and Subsidiaries

(Amounts in millions except share and per share data)	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$112.8	$235.1
Restricted amounts held in escrow	19.6	3.9
Accounts receivable, less allowances of $20.4 and $23.7, respectively	535.1	599.7
Prepaid expenses and other	151.1	75.4
Total current assets	818.6	914.1
Property and Equipment:
Cost	3,065.9	3,109.0
Less – accumulated depreciation	(1,926.2)	(1,940.0)
Net property and equipment	1,139.7	1,169.0
Deferred income taxes, net	—	0.3
Pension	35.5	34.5
Operating lease right-of-use assets	123.1	139.7
Other assets	30.7	21.7
Total Assets	$2,147.6	$2,279.3
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$175.7	$188.6
Wages, vacations and employee benefits	235.1	221.4
Current operating lease liabilities	43.0	53.1
Claims and insurance accruals	117.2	116.6
Other accrued taxes	30.8	27.9
Other current and accrued liabilities	40.3	37.6
Current maturities of long-term debt	1,274.5	71.8
Total current liabilities	1,916.6	717.0
Other Liabilities:
Long-term debt, less current portion	202.9	1,466.2
Deferred income taxes, net	0.5	—
Pension and postretirement	137.4	134.0
Operating lease liabilities	89.2	94.6
Claims and other liabilities	248.8	249.0
Commitments and contingencies
Shareholders’ Deficit:
Cumulative preferred stock, $1 par value per share - authorized 5,000,000 shares	—	—
Common stock, $0.01 par value per share - authorized 95,000,000 shares, issued 52,126,000 and 51,601,000 shares, respectively	0.5	0.5
Capital surplus	2,396.6	2,393.4
Accumulated deficit	(2,522.5)	(2,453.2)
Accumulated other comprehensive loss	(229.7)	(229.5)
Treasury stock, at cost	(92.7)	(92.7)
Total shareholders’ deficit	(447.8)	(381.5)
Total Liabilities and Shareholders’ Deficit	$2,147.6	$2,279.3

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

Yellow Corporation and Subsidiaries

For the Three and Six Months Ended June 30

(Unaudited)

	Three Months		Six Months
(Amounts in millions except per share data; shares in thousands)	2023	2022	2023	2022
Operating Revenue	$1,126.8	$1,423.7	$2,285.4	$2,684.1
Operating Expenses:
Salaries, wages and employee benefits	686.3	736.7	1,358.8	1,447.7
Fuel, operating expenses and supplies	227.0	287.3	467.6	530.9
Purchased transportation	150.7	206.1	302.7	391.5
Depreciation and amortization	35.8	35.5	71.1	71.2
Other operating expenses	64.0	62.1	132.0	143.1
Gains on property disposals, net	(75.9)	(3.2)	(76.4)	(8.7)
Total operating expenses	1,087.9	1,324.5	2,255.8	2,575.7
Operating Income	38.9	99.2	29.6	108.4
Nonoperating Expenses:
Interest expense	48.3	38.0	94.8	75.7
Non-union pension and postretirement benefits	1.1	(0.5)	2.3	(0.9)
Other, net	0.1	(0.1)	(0.1)	0.1
Nonoperating expenses, net	49.5	37.4	97.0	74.9
Income (loss) before income taxes	(10.6)	61.8	(67.4)	33.5
Income tax expense	4.1	1.8	1.9	1.0
Net income (loss)	(14.7)	60.0	(69.3)	32.5
Other comprehensive income (loss), net of tax	2.4	1.5	(0.2)	3.8
Comprehensive Income (Loss)	$(12.3)	$61.5	$(69.5)	$36.3

Average Common Shares Outstanding - Basic	52,010	51,342	51,871	51,217
Average Common Shares Outstanding - Diluted	52,010	52,135	51,871	52,183

Income (Loss) Per Share - Basic	$(0.28)	$1.17	$(1.34)	$0.64
Income (Loss) Per Share - Diluted	$(0.28)	$1.15	$(1.34)	$0.62

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

Yellow Corporation and Subsidiaries

For the Six Months Ended June 30

(Unaudited)

(in millions)	2023	2022
Operating Activities:
Net income (loss)	$(69.3)	$32.5
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	71.1	71.2
Lease amortization and accretion expense	38.7	52.8
Lease payments	(38.1)	(53.4)
Paid-in-kind interest	11.3	4.7
Debt-related amortization	11.7	11.7
Equity-based compensation and employee benefits expense	6.9	7.4
Non-union pension settlement charges	0.1	—
Gains on property disposals, net	(76.4)	(8.7)
Deferred income taxes, net	1.0	—
Other non-cash items, net	0.3	(0.2)
Changes in assets and liabilities, net:
Accounts receivable	64.7	(120.5)
Accounts payable	(31.0)	44.9
Other operating assets	7.9	13.6
Other operating liabilities	8.8	(19.4)
Net cash provided by (used in) operating activities	7.7	36.6
Investing Activities:
Acquisition of property and equipment	(45.6)	(72.6)
Proceeds from disposal of property and equipment	3.5	9.4
Net cash provided by (used in) investing activities	(42.1)	(63.2)
Financing Activities:
Repayment of debt	(71.9)	(12.4)
Payments for tax withheld on equity-based compensation	(0.3)	(0.6)
Net cash provided by (used in) financing activities	(72.2)	(13.0)
Net Increase (Decrease) In Cash and Cash Equivalents and Restricted Amounts Held in Escrow	(106.6)	(39.6)
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, Beginning of Period	239.0	314.8
Cash and Cash Equivalents and Restricted Amounts Held in Escrow, End of Period	$132.4	$275.2

Supplemental Cash Flow Information:
Interest paid	$(86.2)	$(71.0)

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ DEFICIT

Yellow Corporation and Subsidiaries

For the Three and Six Months ended June 30

(Unaudited)

(in millions)	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2022	$—	$0.5	$2,393.4	$(2,453.2)	$(229.5)	$(92.7)	$(381.5)
Equity-based compensation	—	—	2.1	—	—	—	2.1
Net loss	—	—	—	(54.6)	—	—	(54.6)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	1.9	—	1.9
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Settlement adjustment	—	—	—	—	0.1	—	0.1
Net actuarial loss	—	—	—	—	(4.4)	—	(4.4)
Foreign currency translation, net of tax	—	—	—	—	(0.1)	—	(0.1)
Balances at March 31, 2023	$—	$0.5	$2,395.5	$(2,507.8)	$(232.1)	$(92.7)	$(436.6)
Equity-based compensation	—	—	1.1	—	—	—	1.1
Net income	—	—	—	(14.7)	—	—	(14.7)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	1.9	—	1.9
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation, net of tax	—	—	—	—	0.6	—	0.6
Balances at June 30, 2023	$—	$0.5	$2,396.6	$(2,522.5)	$(229.7)	$(92.7)	$(447.8)

(in millions)	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, At Cost	Total Shareholders' Deficit
Balances at December 31, 2021	$—	$0.5	$2,388.3	$(2,475.0)	$(184.6)	$(92.7)	$(363.5)
Equity-based compensation	—	—	1.8	—	—	—	1.8
Net loss	—	—	—	(27.5)	—	—	(27.5)
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	2.2	—	2.2
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation, net of tax	—	—	—	—	0.2	—	0.2
Balances at March 31, 2022	$—	$0.5	$2,390.1	$(2,502.5)	$(182.3)	$(92.7)	$(386.9)
Equity-based compensation	—	—	1.3	—	—	—	1.3
Net income	—	—	—	60.0	—	—	60.0
Pension, net of tax:
Amortization of prior net losses	—	—	—	—	2.2	—	2.2
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation, net of tax	—	—	—	—	(0.6)	—	(0.6)
Balances at June 30, 2022	$—	$0.5	$2,391.4	$(2,442.5)	$(180.8)	$(92.7)	$(324.1)

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

Yellow Corporation's LTL subsidiaries include USF Holland LLC (“Holland”), New Penn Motor Express LLC (“New Penn”), USF Reddaway Inc. (“Reddaway”), YRC Inc. and YRC Freight Canada Company (both doing business as, and herein referred to as, “YRC Freight”). Our LTL companies provide services through a consolidated network of facilities located primarily across the United States and Canada. We also offer services through Yellow Logistics, Inc. (“Yellow Logistics”), our customer-specific logistics solutions provider, specializing in truckload, residential and warehouse solutions.

The Company offers a full range of services for the transportation of industrial, commercial and retail goods in national, regional and international markets, primarily through the operation of owned or leased equipment in its North American ground distribution network. Transportation services are provided for various categories of goods, which may include (among others) apparel, appliances, automotive parts, chemicals, food, furniture, glass, machinery, metal, metal products, non-bulk petroleum products, rubber, textiles, wood and other manufactured products or components. The Company provides both LTL services, which combine shipments from multiple customers on a single trailer, and truckload services. Deliveries are predominately LTL shipments with truckload services offered to maximize equipment utilization and reduce empty miles (the distance empty or partially full trailers travel to balance the network). The Company also provides higher-margin specialized services, including guaranteed expedited services, time-specific deliveries, cross-border services, exhibit services, product returns and government material shipments.

The Company's labor force is subject to collective bargaining agreements with the International Brotherhood of Teamsters ("the IBT"), which expire on March 31, 2024.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Yellow and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We report on a calendar year basis.

All normal recurring adjustments necessary for a fair presentation of the consolidated financial statements for the interim periods included herein have been made. These unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information, the instructions to Quarterly Report on Form 10-Q and the applicable rules and regulations. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K”). Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2023 or other reporting periods.

Debt Maturity and Covenants, Liquidity, Bankruptcy, and Ability to Continue as a Going Concern

The Company has current debt with a par value of $1,303.8 million, of which $566.8 million has a stated maturity of June 30, 2024 and $737.0 million has a stated maturity of September 30, 2024. However, all of this debt is presented as current on the consolidated balance sheet, as further described below. As of June 30, 2023, the Company had cash and cash equivalents and Managed Accessibility of $102.2 million.

The table below summarizes cash and cash equivalents and Managed Accessibility as of June 30, 2023 and December 31, 2022:

(in millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$112.8	$235.1
Less: amounts placed into restricted cash subsequent to period end	(15.0)	—
Managed Accessibility	4.4	6.7
Total cash and cash equivalents and Managed Accessibility	$102.2	$241.8

Beginning in the fourth quarter of 2022 and continuing through the second quarter of 2023, the freight industry and the Company experienced a decline in freight volumes on a year-over-year basis. The economic impact of this decline, coupled with the delay in the implementation of Phase Two of One Yellow (“Phase Two”), has negatively impacted our current and forecasted liquidity levels. As freight volumes began to decline, to maintain adequate liquidity, the Company took actions including layoffs, non-union reductions in workforce, reductions in capital expenditures, and requests for the deferment of payments to various parties, including union health, welfare, and pension fund payments.

The decline in freight volumes and delay in implementing Phase Two has negatively impacted income and EBITDA in 2023. Under each of our debt agreements we are required to maintain at least $200.0 million in Adjusted EBITDA on a trailing-twelve-month (“TTM”) basis measured each quarter until maturity. In anticipation of our inability to satisfy this covenant in the second quarter, the Company amended our relevant debt agreements to waive the Adjusted EBITDA covenant for certain reporting periods. Specifically, the Term Loan covenant was waived for the quarters ending June 30, 2023, and September 30, 2023, and the UST Loans for the quarter ending June 30, 2023. As a result of these amendments, we remained in compliance with our debt agreements as of June 30, 2023, however, in anticipation of not complying with the UST Loans covenants for September 30, 2023, have classified that debt as current.

As a result of deferring payment to certain of our union health and welfare, and pension funds on July 15, 2023, those funds determined to cease certain benefits coverage. On July 17, 2023, the IBT cited that cessation as its basis to issue a 72-hour strike notice, and that such strike activity shall commence any time on or after Monday July 24, 2023. On July 23, 2023, these certain union health, welfare and pension funds determined to extend health care benefits coverage for 30 days; the IBT then recalled the strike notice. However, the threat of a strike led to drastic and unprecedented shipment declines the week of July 17 as customers needed to ensure their shipments could be serviced without interruption and not caught up in a strike of undetermined length. The significant negative impact on cash flows resulting from the diversion of freight to other carriers, in addition to the forecasted payment of the deferred union health, welfare and pension fund payments, resulted in the Company projecting to fall below the $35 million minimum liquidity requirement under the amended debt agreements.

As discussed further in Note 8- Subsequent Events, on August 6, 2023 (the “Petition Date”), the Company and certain of its subsidiaries (collectively, the “Company Parties”) commenced a voluntary petition (the “Chapter 11 Cases”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The commencement of the Chapter 11 Cases constitutes an event of default or termination event under all debt agreements of the Company.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against the Company Parties, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company Parties' property. Subject to certain exceptions under the Bankruptcy Code, the filing of the Company Parties' Chapter 11 Cases also automatically stayed the filing of most legal proceedings and other actions against or on behalf of the Company Parties or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Company Parties' bankruptcy estates, unless and until the Court modifies or lifts the automatic stay as to any such claim.

In accordance with ASC Subtopic 205-40, Presentation of Financial Statements-Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Management considered the Company’s current financial condition and liquidity sources, including cash and managed accessibility, forecasted future cash flows and the Company’s obligations due before August 14, 2024. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to significant uncertainty. While operating as a debtor-in-possession entity pursuant to the Bankruptcy Code, we may sell, or otherwise dispose of or liquidate, assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying unaudited Interim Consolidated Financial Statements. Further, the Chapter 11 plan is likely to materially change the amounts and classifications of assets and liabilities reported in our unaudited Interim Consolidated Balance Sheet as of June 30, 2023 going forward. In performing this evaluation, we concluded that under the standards of ASC 205-40, substantial doubt exists about our ability to continue as a going concern due to the risks and uncertainties surrounding the Chapter 11 Cases, the defaults under our debt agreements and our financial condition. Our future plans, including those in connection with the Chapter 11 Cases, are not yet finalized, fully executed or approved by the Bankruptcy Court, and therefore cannot be deemed probable of mitigating this substantial doubt within 12 months of the date of issuance of these financial statements. Our consolidated financial statements included herein do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern and instead have been prepared assuming that the Company will continue as a going concern and contemplating the realization of assets and the satisfaction of our liabilities and commitments incurred in the normal course of business.

A potential result of the Company ceasing its ongoing contributions in the multi-employer pension plan funds in which our union employees participate (the “MEPP Funds”) is exposure to penalties including potential withdrawal liabilities from those MEPP Funds. The assertion and communication of a withdraw liability by the MEPP Funds would result in a material adverse effect on the Company’s liability balances, as the estimated withdrawal liabilities which may be asserted are in excess of $6.5 billion. It is unclear by what extent this amount may be reduced by the American Rescue Plan Special Financial Assistance Program that has awarded over $50 billion in financial assistance to funds, including many of the MEPP Funds.

Use of Estimates

Management makes estimates and assumptions when preparing the financial statements in conformity with GAAP which affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Property and Equipment

In connection with its network optimization, without sacrificing geographical service coverage, Yellow plans to close and sell excess owned facilities that have overlapping service territories. On May 17, 2023, the Company entered a sales-type lease with a third party for one of these excess terminals on a short-term basis. We recognized an immaterial amount of lease income from the intervening periods in our June 30, 2023 Statements of Consolidated Comprehensive Income (Loss). On July 7, 2023, the Company closed on the sale of this same terminal for a price of $80.0 million and a resulting gain of approximately $75.9 million, reported as "Gains on property disposals, net" on the Statements of Consolidated Comprehensive Income (Loss). The net proceeds of $79.5 million were used to pay down a portion of the term loan. As of June 30, 2023, a receivable of $79.8 million, which is the sale price net of rent received prior to the report date, is included in "Prepaid expenses and Other" on the Consolidated Balance Sheets.

Disaggregation of Revenue

The Company’s revenue is summarized below with LTL shipments defined as shipments less than 10,000 pounds that move in our network:

	Three Months		Six Months
(in millions)	2023	2022	2023	2022
LTL revenue	$1,022.2	$1,282.8	$2,077.2	$2,412.4
Other revenue (a)	104.6	140.9	208.2	271.7
Total revenue	$1,126.8	$1,423.7	$2,285.4	$2,684.1

(a) Other revenue is primarily comprised of truckload shipments.

Accounting Standards

While there are recently issued accounting standards that are applicable to the Company, none of these standards are expected to have a material impact on our consolidated financial statements and accompanying notes.

3. Debt and Financing

Our outstanding debt as of June 30, 2023, consisted of the following:

(in millions)	Par Value	Discount	Commitment Fee	Debt Issuance Costs	Book Value		Effective Interest Rate
UST Loan Tranche A(a)	$337.0	$—	$(5.9)	$(1.4)	329.7	(b)	11.0%
UST Loan Tranche B	400.0	—	(7.8)	(1.9)	390.3	(b)	10.6%
Term Loan (a)	566.8	(5.6)	—	(14.2)	547.0	(c)	13.5%
ABL Facility	—	—	—	—	—		N/A
Lease financing obligations	210.5	—	—	(0.1)	210.4	(d)	17.6%
Total debt	$1,514.3	$(5.6)	$(13.7)	$(17.6)	$1,477.4
Current maturities of UST Loan Tranche A	(337.0)	—	5.9	1.4	(329.7)
Current maturities of UST Loan Tranche B	(400.0)	—	7.8	1.9	(390.3)
Current maturities of Term Loan	(566.8)	5.6	—	14.2	(547.0)
Current maturities of lease financing obligations	(7.6)	—	—	0.1	(7.5)
Long-term debt	$202.9	$—	$—	$—	$202.9

(a) The Par Value and the Book Value both reflect the accumulated cash funds that have been drawn, plus the accumulated paid-in-kind interest.

(b) Variable interest rate based on the Eurodollar rate, which is currently determined by the 1, 2, 3 or 6-month USD LIBOR, with a floor of 1.0%, plus a fixed margin of 3.5%. The Company is committed to a 6-month LIBOR ending in December 2023.

(c) Variable interest rate based on the Eurodollar rate, which is currently determined by the 1, 3 or 6-month USD LIBOR, with a floor of 1.0%, plus a fixed margin of 7.5%. The Company is committed to a 3-month LIBOR ending in September 2023. Subsequent periods will utilize SOFR.

(d) Interest rate for lease financing obligations is derived from the difference between total rent payment and calculated principal amortization over the life of lease agreements. The remaining term of these obligations ranges between 2024 and 2032 with right of renewal options available.

Maturities

The principal maturities over the next five years and thereafter of total debt as of June 30, 2023, based on stated maturity dates in respective agreements are as follows:

(in millions)	Principal Maturity Amount
2023 - remaining portion	$3.9
2024(a)	1,311.2
2025	9.5
2026	10.2
2027	13.3
Thereafter	166.2
Total	$1,514.3

(a) The UST Loans included in this balance have a stated maturity date of September 30, 2024, but the debt is classified as current as of June 30, 2023 on the Consolidated Balance Sheet as result of the Company projecting a violation of related covenants for the September 30, 2023 period with no covenant waiver.

Fair Value Measurement

The book value and estimated fair values of our long-term debt, including current maturities, are summarized as follows:

	June 30, 2023		December 31, 2022
(in millions)	Book Value	Fair Value	Book Value	Fair Value
UST Loans	$720.0	$709.5	$701.4	$703.6
Term Loan	547.0	562.2	556.8	523.6
Second A&R CDA	—	—	66.0	66.3
Lease financing obligations	210.4	211.9	213.8	213.7
Total debt	$1,477.4	$1,483.6	$1,538.0	$1,507.2

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

Amendment No. 3 and Limited Waiver to Amended and Restated Credit Agreement

On July 7, 2023, the Company and certain of its subsidiaries entered into Amendment No. 3 and Limited Waiver to the Amended and Restated Credit Agreement, with lenders party to our Term Loan Agreement. Among other things, the amendment provides for a waiver of the minimum Consolidated EBITDA financial covenant for the covenant testing periods ending on June 30, 2023 and September 30, 2023, as well inclusion of the minimum liquidity requirement of $35 million. The terms of this amendment are effective June 30, 2023, and as a result of this amendment the Company is in compliance with the covenants of the agreement as of June 30, 2023. In connection with this amendment, the Company incurred an exit fee equal to $11.3 million (two percent of the outstanding Term Loan as of June 30, 2023), which is payable upon successful termination, conversion or full payment of the Term Loan. The exit fee amount is accounted for as a debt issuance cost and is accrued in "Other current and accrued liabilities" on the Consolidated Balance Sheets as of June 30, 2023. This debt issuance costs reduces the book value of the debt and will be amortized into interest expense over the remaining term of the Term Loan. Additional details of this material definitive agreement were filed on July 7, 2023.

Waiver Under UST Credit Agreements

On July 7, 2023, the Company entered into a Waiver Agreement that provides for a waiver of the minimum Consolidated EBITDA financial covenant set forth in the UST Credit Agreements for the covenant testing period ending on June 30, 2023. The terms of this amendment are effective June 30, 2023, and as a result of this amendment the Company was in compliance with the covenants of the agreement as of June 30, 2023.

Commencement of Chapter 11

The commencement of the Chapter 11 Cases constitutes an event of default or termination event under all debt agreements of the Company. Any efforts to enforce payment obligations related to the Company’s outstanding debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. As result of the Chapter 11 Cases, the UST and Term loan are due upon demand and cause acceleration of non-cash expense related to deferred debt discounts, commitment fees, and issuance costs of $27.0 million in the third quarter 2023.

4. Leases

Leases (in millions)	June 30, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	$123.1	$139.7
Liabilities
Current operating lease liabilities	$43.0	$53.1
Noncurrent operating lease liabilities	89.2	94.6
Total lease liabilities	$132.2	$147.7

Other Information
Weighted-average remaining lease term - operating leases (years)	5.3	5.4
Weighted-average discount rate - operating leases	10.7%	10.7%

	Three Months		Six Months
Lease Cost (in millions)	2023	2022	2023	2022
Operating lease cost(a)	$18.9	$25.6	$38.7	$52.8
Short-term cost(b)	6.2	7.3	13.0	12.3
Variable lease cost(b)	1.6	1.9	3.3	6.6
Total lease cost	$26.7	$34.8	$55.0	$71.7
(a)
Operating lease cost represents non-cash amortization of ROU assets and accretion of the discounted lease liabilities and is segregated on the statements of consolidated cash flows.
(b)
These operating expenses are classified and recorded primarily within purchased transportation.

	Three Months		Six Months
Other Information (in millions)	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$18.6	$24.7	$37.9	$53.2
Leased assets obtained in exchange for new operating lease liabilities	$1.8	$3.3	$4.8	$4.2

The maturities over the next five years and thereafter of lease liabilities as of June 30, 2023 are as follows:

Remaining Maturities of Lease Liabilities (in millions)	Operating Leases
2023 - remaining portion	$36.3
2024	39.8
2025	26.3
2026	20.7
2027	16.4
After 2027	39.6
Total lease payments	$179.1
Less: Imputed interest	46.9
Present value of lease liabilities	$132.2

5. Employee Benefits

Non-Union Pension Plans

The following table presents the primary components of net periodic pension expense (benefit) for our Company-sponsored pension plans:

	Three Months		Six Months
(in millions)	2023	2022	2023	2022
Interest cost	$8.0	$5.9	$16.0	$11.8
Expected return on plan assets	(8.8)	(8.5)	(17.6)	(17.0)
Amortization of prior net losses	1.9	2.2	3.8	4.4
Amortization of prior net service credit	(0.1)	(0.1)	(0.2)	(0.2)
Total net periodic pension expense (benefit)	$1.0	$(0.5)	$2.0	$(1.0)

6. Earnings (Loss) Per Share

We calculate basic earnings (loss) per share by dividing our net income (loss) available to common shareholders by our basic weighted-average shares outstanding. The calculation for diluted earnings (loss) per share adjusts the weighted average shares outstanding for our dilutive unvested shares and stock units using the treasury stock method. Our calculations for basic and dilutive earnings (loss) per share for three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months		Six Months
(dollars in millions, except per share data; shares and stock units in thousands)	2023	2022	2023	2022
Basic and dilutive net income (loss) available to common shareholders	$(14.7)	$60.0	$(69.3)	$32.5

Basic weighted average shares outstanding	52,010	51,342	51,871	51,217
Effect of dilutive securities:
Unvested shares and stock units(a)	—	793	—	966
Dilutive weighted average shares outstanding	52,010	52,135	51,871	52,183
Basic earnings (loss) per share(b)	$(0.28)	$1.17	$(1.34)	$0.64
Diluted earnings (loss) per share(b)	$(0.28)	$1.15	$(1.34)	$0.62

(a) Includes unvested shares of Common Stock, unvested stock units and vested stock units for which the underlying Common Stock has not been distributed.(b) Earnings (loss) per share is based on unrounded figures and not the rounded figures presented.

Given our net losses incurred during the three and six months ended June 30, 2023, we do not report dilutive securities for these periods. At June 30, 2023 and 2022, our anti-dilutive unvested shares, options, and stock units were approximately 992,000 and 635,000, respectively.

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

International Brotherhood of Teamsters Lawsuit/Petition for Injunctive Relief

On June 27, 2023, Yellow sued the IBT, its negotiating committee, and several local unions in the U.S. District Court for the District of Kansas, alleging that the parties had breached the collective bargaining agreement. The lawsuit seeks $137 million in damages for the Union’s obstruction of Phase 2 as well as the loss of Yellow’s enterprise value which it estimates at approximately $1.5 billion.

Chapter 11 Cases

On August 6, 2023 (the “Petition Date”), Yellow Corporation (the “Company”) and certain of its direct and indirect subsidiaries (collectively, the “Company Parties”) filed a voluntary petition (the “Chapter 11 Cases”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On the Petition Date, the Company Parties filed a motion with the Bankruptcy Court seeking to jointly administer the Chapter 11 Cases under the caption “In re: Yellow Corporation, et al.”

8. Subsequent Events

Voluntary Petition for Reorganization

On August 6, 2023, the Company and certain of its direct and indirect subsidiaries filed the Chapter 11 Cases under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. On the Petition Date, the Company Parties filed a motion with the Bankruptcy Court seeking to jointly administer the Chapter 11 Cases under the caption “In re: Yellow Corporation, et al.”

The Company Parties will continue to manage their business and properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On the Petition Date, the Company Parties filed certain motions with the Court generally designed to facilitate the Company Parties’ transition into Chapter 11. These motions seek authority from the Court for the Company Parties to obtain debtor-in-possession financing and make payments upon, or otherwise honor, certain obligations that arose prior to the Petition Date, including obligations related to employee wages, salaries and benefits, taxes, and certain vendors and other providers of goods and services that were, and in some cases continue to be, essential to the Company Parties’ businesses. On August 9, 2023 the Court approved the relief sought in these motions on an interim basis.

Delisting of our Common Stock from NASDAQ

On August 7, 2023, the Company received a letter from Nasdaq indicating that as a result of the Company Parties filing the Chapter 11 Cases on August 6, 2023, and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, the Nasdaq Staff determined that the Company’s securities will be delisted from The Nasdaq Stock Market. The letter advises that Nasdaq will suspend trading of the Company’s common stock at the opening of business on August 16, 2023 and that Nasdaq will file a Form 25-NSE with the Securities and Exchange Commission to effect the delisting of the common stock unless the Company requests an appeal of this determination. The Company does not intend to appeal Nasdaq’s decision.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of the Financial Conditions and Results of Operations (“MD&A”) of the Company should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included both elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include those preceded by, followed by or characterized by words such as “will,” “expect,” “intend,” “anticipate,” “believe,” “could,” “should,” “may,” “project,” “forecast,” “propose,” “plan,” “designed,” “estimate,” “enable” and similar expressions which speak only as of the date the statement was made. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements.

Forward-looking statements are inherently uncertain and cover, among other things, statements made about our general economic and market conditions, objectives and results and our belief regarding the effect of liquidity and funding sources, various legal proceedings, management expectations, credit risk and our relationship with the IBT, many of which are beyond our control. Our future financial condition and results could differ materially from those predicted in such forward-looking statements resulting from business, financial and liquidity, and common stock related factors, including (without limitation):

•
our indebtedness and cash interest payment obligations, lease obligations, pension funding obligations and our liquidity position;
•
our ability to refinance our existing and future indebtedness on terms and conditions which would allow us to satisfy our indebtedness without which we may be forced to take one or more actions, which may not be successful;
•
our ability to service all of our indebtedness and satisfy all of our other obligations depends on factors beyond our control, if we cannot generate enough cash to service our indebtedness and satisfy our other obligations, we may be forced to take one or more actions, which may not be successful;
•
restrictive and financial covenants contained in our existing indebtedness may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue certain business strategies;
•
our failure to comply with or agree to future amendments and/or waivers to the restrictive and financial covenants contained in the agreements governing our existing and future indebtedness;
•
increasing labor costs, disruptions or stoppages if our relationship with our employees and unions were to deteriorate;
•
our ability attracting and retaining qualified drivers and the resulting increases in driver compensation and purchased transportation costs;
•
our ability to retain key managements and employees;
•
the general uncertainty of our customers;
•
our dependence on key employees or the inability to hire additional personnel;
•
increasing operating costs and reduction in our ability to offer intermodal services resulting from our dependency on third-party capacity providers and their and services;
•
our ability to adapt to industry competition and competitive pricing;
•
we may not realize the expected benefits and costs savings from our One Yellow operational changes and performance improvement initiatives;
•
business risks and increasing costs associated with the transportation industry that are largely beyond our control any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity;
•
significant ongoing capital expenditure requirements;
•
seasonality and impact of the weather;
•
changes in fuel prices and shortages of fuel;
•
damage to our corporate reputation resulting in a decreased demand for our services;

•
ongoing self-insurance and claim expenses;
•
current or future litigation, including ongoing litigation with the IBT, may result in a material adverse effect;
•
operating in an industry subject to extensive governmental regulations, and costs of compliance with, or liability for violation of existing or future regulations;
•
disruptions of our computer and information technology systems, privacy breaches and sophisticated cyber attacks;
•
the impact of a reoccurrence of global pandemic or any other widespread outbreak of an illness, communicable disease, as well as regulatory measures implemented in response to such events;
•
doing business in foreign countries;
•
significant fluctuations in the price of our Common Stock that may make it difficult to resell our Common Stock at attractive prices;
•
future issuances of our Common Stock or equity-related securities in the public market could adversely affect the price of our Common Stock and our ability to raise funds in future offerings;
•
our continuing ability to meet the NASDAQ listing standard to avoid our Common Stock to be delisted;
•
the restrictive covenant that prevents us from paying dividends on our Common Stock in the foreseeable future may impact our ability to raise funds in future offerings;
•
our ability to issue preferred stock that may adversely affect the rights of holders of our Common Stock;
•
our ability to reach an agreement with the IBT on our current and future collective bargaining agreements in a timely manner; and
•
other risks and contingencies, including (without limitation) the risk factors that are included in our reports filed with the SEC, including those described under “Risk Factors” in our annual report on Form 10-K and quarterly reports on Form 10-Q, including this quarterly report.

We are subject to the risks and uncertainties associated with our Chapter 11 Cases.

As previously reported, the Company Parties commenced the Chapter 11 Cases on August 6, 2023. For the duration of the Chapter 11 Cases, our operations and our ability to develop and execute our business plan, as well as our ability to continue as a going concern, are subject to risks and uncertainties associated with bankruptcy and the Chapter 11 Cases.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Company Parties, the Bankruptcy Court may convert our Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Company Parties’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. The Company Parties believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to the Company Parties’ creditors than those provided for in a Chapter 11 plan or reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner the Company Parties’ businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

Recent Developments

Bankruptcy Filing and Going Concern

As a result of the commencement of the Chapter 11 Cases on August 6, 2023, we are operating as a debtor-in-possession pursuant to the authority granted under Chapter 11 of the Bankruptcy Code. Pursuant to the Chapter 11 Cases, we intend to liquidate the Company’s assets and wind down the business. Additionally, as a debtor in possession, certain of the Company’s activities are subject to review and approval by the Bankruptcy Court, including, among other things, the incurrence of secured indebtedness, material asset dispositions, and other transactions outside the ordinary course of business.

We have concluded that the Company’s financial condition and projected operating results, the defaults under the Company’s debt agreements subsequent to June 30, 2023 and the risks and uncertainties surrounding the Chapter 11 Cases result in there being substantial doubt as to our ability to continue as a going concern. See Note 8—Subsequent Events for further discussion.

Delisting of our Common Stock from NASDAQ

On August 7, 2023, the Company received a letter from Nasdaq indicating that as a result of the Company Parties filing the Chapter 11 Cases on August 6, 2023, and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, the Nasdaq Staff determined that the Company’s securities will be delisted from The Nasdaq Stock Market. The letter advises that Nasdaq will suspend trading of the Company’s common stock at the opening of business on August 16, 2023 and that Nasdaq will file a Form 25-NSE with the Securities and Exchange Commission to effect the delisting of the common stock unless the Company requests an appeal of this determination. The Company does not intend to appeal Nasdaq’s decision.

Overview

The Company's MD&A includes the following sections:

Our Business: a brief description of our business and a discussion of how we assess our operating results.

Consolidated Results of Operations: an analysis of our consolidated results of operations for the three and six months ended June 30, 2023 and 2022.

Certain Non-GAAP Financial Measures: presentation and an analysis of selected non-GAAP financial measures for the three and six months ended June 30, 2023 and 2022 and trailing-twelve-months ended June 30, 2023 and 2022.

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

•
Operating Ratio: Operating ratio is a common operating performance measure used in the trucking industry. It is calculated as (i) 100 percent (ii) minus the result of dividing operating income by operating revenue or (iii) plus the result of dividing operating loss by operating revenue and is expressed as a percentage.
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

Business Strategy Overview

As a result of the filing of the Chapter 11 Cases, the Company no longer has any operations, other than those relating to the wind down of its business and the completion of the Chapter 11 process. Our future plans, including those in connection with the Chapter 11 Cases, are not yet finalized or approved by the Bankruptcy Court.

Consolidated Results of Operations

The table below provides summary consolidated financial information for the second quarter and first half of 2023 and 2022:

	Second Quarter				First Half
	2023		2022		2023		2022		Percentage Change 2023 vs 2022
(in millions)	$	%	$	%	$	%	$	%	Second Quarter %	First Half %
Operating Revenue	$1,126.8	100.0	$1,423.7	100.0	$2,285.4	100.0	$2,684.1	100.0	(20.9)	(14.9)
Operating Expenses:
Salaries, wages and employee benefits	686.3	60.9	736.7	51.7	1,358.8	59.5	1,447.7	53.9	(6.8)	(6.1)
Fuel, operating expenses and supplies	227.0	20.1	287.3	20.2	467.6	20.5	530.9	19.8	(21.0)	(11.9)
Purchased transportation	150.7	13.4	206.1	14.5	302.7	13.2	391.5	14.6	(26.9)	(22.7)
Depreciation and amortization	35.8	3.2	35.5	2.5	71.1	3.1	71.2	2.7	0.8	(0.1)
Other operating expenses	64.0	5.7	62.1	4.4	132.0	5.8	143.1	5.3	3.1	(7.8)
Gains on property disposals, net	(75.9)	(6.7)	(3.2)	(0.2)	(76.4)	(3.3)	(8.7)	(0.3)	NM*	NM*
Total operating expenses	1,087.9	96.5	1,324.5	93.0	2,255.8	98.7	2,575.7	96.0	(17.9)	(12.4)
Operating Income	38.9	3.5	99.2	7.0	29.6	1.3	108.4	4.0	(60.8)	(72.7)
Nonoperating Expenses:
Nonoperating expenses, net	49.5	4.4	37.4	2.6	97.0	4.2	74.9	2.8	32.4	29.5
Income (loss) before income taxes	(10.6)	(0.9)	61.8	4.3	(67.4)	(2.9)	33.5	1.2	(117.2)	(301.2)
Income tax expense	4.1	0.4	1.8	0.1	1.9	0.1	1.0	0.0	NM*	NM*
Net income (loss)	$(14.7)	(1.3)	$60.0	4.2	$(69.3)	(3.0)	$32.5	1.2	(124.5)	(313.2)

*Not meaningful

Second Quarter of 2023 Compared to the Second Quarter of 2022

Consolidated operating revenue. Consolidated operating revenue including fuel surcharge, decreased $296.9 million compared to the second quarter of 2022. Fuel surcharge revenue decreased compared to the second quarter of 2022 primarily due to fewer shipments and lower fuel prices. Excluding fuel surcharge revenue, consolidated operating revenue declined due to decreased shipping demand primarily driven from continued capacity in the market.

Salaries, wages and employee benefits. Salaries, wages and employee benefits decreased $50.4 million primarily due to impacts of headcount reductions as a result of shipping volume decreases and reductions to short-term incentives. These decreases are partially offset by the October 1, 2022, and April 1, 2023 contractual wage and benefit increases.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies decreased $60.3 million primarily due to a $47.6 million decrease in fuel expense resulting from a combination of lower fuel prices and fewer miles driven, and a $6.6 million decrease in uncollectible receivables and expected customer credit losses. Additional decreases resulted from lower travel expenses, facility maintenance, and rebranding.

Purchased transportation. Purchased transportation decreased $55.4 million primarily due to decreased miles from second quarter 2022, as well as continued targeted efforts by the Company to reduce over-the-road purchased transportation usage and equipment lease expense, and fewer miles driven. These decreases include a $17.0 million decrease in over-the-road purchased transportation expense, a $10.8 million decrease in rail purchased transportation and a $7.4 million decrease in local cartage. Equipment lease expense declined $8.7 million, and third-party logistics expenses decreased $8.1 million as a result of fewer customer-specific logistics solutions.

Income tax. The Company’s tax provision or benefit for income taxes for interim periods has generally been determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Under certain circumstances, where a Company is unable to make a reliable estimate of the annual effective tax rate, ASC 740 Income Taxes permits the use of the actual effective tax rate for the year-to-date period. During the quarter ended June 30, 2023, the Company has deemed the actual approach to be appropriate to determine the interim tax provision as a small change in the forecasted income/(loss) before income taxes could cause significant change in the estimated annual effective tax rate. For the second quarter ended June 30, 2023, the Company applied the actual effective tax rate to year-to-date results to determine the interim tax provision. For the second quarter ended June 30, 2022, the annual effective tax rate approach was used to determine the interim tax provision. Our effective tax rate for the second quarter of 2023 and 2022 was (38.7)% and 2.9%, respectively. The effective tax rate for 2023 differed from the U.S. federal statutory rate primarily as a result of the change from the annual effective tax rate approach in the first quarter to the actual approach for year-to-date second quarter. Additional contributing factors are the valuation allowance on our domestic net deferred tax asset, as well as foreign and state income tax provisions. The effective rate for 2022 differed from the U.S. federal statutory rate primarily due to the valuation allowance on our domestic net deferred tax assets partially offset by foreign and state income taxes. The Company maintained a full valuation allowance on our domestic net deferred tax assets as of the reporting periods presented.

The table below summarizes the key revenue metrics for the second quarter of 2023 compared to the second quarter of 2022:

	Second Quarter
	2023	2022	Percent Change(a)
Workdays	63.5	63.5

Operating ratio	96.5%	93.0%	(3.5) pp

LTL picked up revenue (in millions)	$1,023.9	$1,278.4	(19.9%)
LTL tonnage (in thousands)	1,728	2,082	(17.0%)
LTL tonnage per workday (in thousands)	27.22	32.80	(17.0%)
LTL shipments (in thousands)	3,153	3,719	(15.2%)
LTL shipments per workday (in thousands)	49.65	58.56	(15.2%)
LTL picked up revenue per hundred weight	$29.62	$30.69	(3.5%)
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$24.88	$23.88	4.2%
LTL picked up revenue per shipment	$325	$344	(5.5%)
LTL picked up revenue per shipment (excluding fuel surcharge)	$273	$267	2.0%
LTL weight per shipment (in pounds)	1,096	1,120	(2.1%)

Total picked up revenue (in millions)(b)	$1,111.7	$1,401.1	(20.7%)
Total tonnage (in thousands)	2,219	2,659	(16.5%)
Total tonnage per workday (in thousands)	34.95	41.87	(16.5%)
Total shipments (in thousands)	3,235	3,820	(15.3%)
Total shipments per workday (in thousands)	50.95	60.16	(15.3%)
Total picked up revenue per hundred weight	$25.05	$26.35	(4.9%)
Total picked up revenue per hundred weight (excluding fuel surcharge)	$21.19	$20.72	2.3%
Total picked up revenue per shipment	$344	$367	(6.3%)
Total picked up revenue per shipment (excluding fuel surcharge)	$291	$288	0.8%
Total weight per shipment (in pounds)	1,372	1,392	(1.5%)

(in millions)	2023	2022
(b) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$1,126.8	$1,423.7
Change in revenue deferral and other	(15.1)	(22.6)
Total picked up revenue	$1,111.7	$1,401.1
(a)
Percent change based on unrounded figures and not the rounded figures presented.
(b)
Does not equal financial statement revenue due to revenue recognition adjustments between accounting periods and the impact of other revenue.

First Half of 2023 Compared to the First Half of 2022

Consolidated operating revenue. Consolidated operating revenue, including fuel surcharge, decreased $398.7 million compared to the first half of 2022. Fuel surcharge revenue decreased compared to the first half of 2022 primarily due to fewer shipments and lower fuel prices. Excluding fuel surcharge revenue, consolidated operating revenue declined due to decreased shipping demand primarily driven from continued capacity in the market.

Salaries, wages and employee benefits. Salaries, wages and employee benefits decreased $88.9 million primarily due to impacts of headcount reductions resulting from shipping volume decreases and reductions to short-term incentives. These decreases are partially offset by the October 1, 2022, and April 1, 2023 contractual wage and benefit increases.

Fuel, operating expenses and supplies. Fuel, operating expenses and supplies decreased $63.3 million primarily due to a $44.7 million decrease in fuel expense, which was largely a result of lower fuel prices and fewer miles driven, and an $8.6 million decrease in uncollectible receivables and expected customer credit losses. Additional decreases resulted from lower travel expenses, facility maintenance and rebranding.

Purchased transportation. Purchased transportation decreased $88.8 million primarily due to targeted efforts by the Company to reduce over-the-road purchased transportation usage and equipment lease expense, and fewer miles driven. These decreases include a $28.8 million decrease in over-the-road purchased transportation expense, a $10.3 million decrease in rail purchased transportation and a $11.3 million decrease in local cartage. Equipment lease expense declined $17.8 million, and third-party logistics expenses decreased $16.3 million as a result of fewer customer-specific logistics solutions.

Other operating expenses. Other operating expenses decreased $11.1 million primarily due to a $7.6 million decrease in operating taxes and a $3.2 million decrease in other insurance costs.

Income tax. The Company’s tax provision or benefit for income taxes for interim periods has generally been determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Under certain circumstances, where a Company is unable to make a reliable estimate of the annual effective tax rate, ASC 740 Income Taxes permits the use of the actual effective tax rate for the year-to-date period. During the quarter ended June 30, 2023, the Company has deemed the actual approach to be appropriate to determine the interim tax provision as a small change in the forecasted income/(loss) before income taxes could cause significant change in the estimated annual effective tax rate. For the first half of 2023, the Company applied the actual effective tax rate to year-to-date results to determine the interim tax provision. For the first half of 2022, the annual effective tax rate approach was used to determine the interim tax provision. Our effective tax rate for the first half of 2023 and 2022 was (2.8)% and 3.0%, respectively. The effective tax rate for 2023 differed from the U.S. federal statutory rate primarily due to the valuation allowance on our domestic net deferred tax assets, along with our foreign and state income provisions. The effective rate for 2022 differed from the U.S. federal statutory rate primarily due to the valuation allowance on our domestic net deferred tax assets partially offset by foreign and state income taxes. The Company maintained a full valuation allowance on our domestic net deferred tax assets as of the reporting periods presented.

The table below summarizes the key revenue metrics for the first half of 2023 compared to the first half of 2022:

	First Half
	2023	2022	Percent Change(a)
Workdays	127.5	127.0

Operating ratio	98.7%	96.0%	(2.7) pp

LTL picked up revenue (in millions)	$2,077.1	$2,415.6	(14.0%)
LTL tonnage (in thousands)	3,484	4,062	(14.2%)
LTL tonnage per workday (in thousands)	27.33	31.99	(14.6%)
LTL shipments (in thousands)	6,264	7,279	(14.0%)
LTL shipments per workday (in thousands)	49.13	57.32	(14.3%)
LTL picked up revenue per hundred weight	$29.81	$29.73	0.3%
LTL picked up revenue per hundred weight (excluding fuel surcharge)	$24.69	$23.86	3.5%
LTL picked up revenue per shipment	$332	$332	(0.1%)
LTL picked up revenue per shipment (excluding fuel surcharge)	$275	$266	3.2%
LTL weight per shipment (in pounds)	1,112	1,116	(0.3%)

Total picked up revenue (in millions)(b)	$2,252.7	$2,653.4	(15.1%)
Total tonnage (in thousands)	4,453	5,203	(14.4%)
Total tonnage per workday (in thousands)	34.93	40.96	(14.7%)
Total shipments (in thousands)	6,416	7,473	(14.1%)
Total shipments per workday (in thousands)	50.32	58.85	(14.5%)
Total picked up revenue per hundred weight	$25.29	$25.50	(0.8%)
Total picked up revenue per hundred weight (excluding fuel surcharge)	$21.11	$20.65	2.2%
Total picked up revenue per shipment	$351	$355	(1.1%)
Total picked up revenue per shipment (excluding fuel surcharge)	$293	$288	1.9%
Total weight per shipment (in pounds)	1,388	1,392	(0.3%)

(in millions)	2023	2022
(b) Reconciliation of operating revenue to total picked up revenue:
Operating revenue	$2,285.4	$2,684.1
Change in revenue deferral and other	(32.7)	(30.7)
Total picked up revenue	$2,252.7	$2,653.4

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

Adjusted EBITDA

The reconciliation of net loss to EBITDA and EBITDA to Adjusted EBITDA (defined in our TL Agreements as “Consolidated EBITDA”) for the second quarter and first half of 2023 and 2022, and the trailing twelve months ended June 30, 2023, and 2022, is as follows:

	Second Quarter		First Half		Trailing-Twelve-Months Ended
(in millions)	2023	2022	2023	2022	June 30, 2023	June 30, 2022
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(14.7)	$60.0	$(69.3)	$32.5	$(80.0)	$(3.9)
Interest expense, net	47.8	37.9	94.0	75.6	180.0	152.6
Income tax expense	4.1	1.8	1.9	1.0	5.6	2.9
Depreciation and amortization	35.8	35.5	71.1	71.2	143.3	146.5
EBITDA	73.0	135.2	97.7	180.3	248.9	298.1
Adjustments for TL Agreements:
Gains on property disposals, net	(75.9)	(3.2)	(76.4)	(8.7)	(105.7)	(9.3)
Non-cash reserve changes(a)	0.3	5.6	3.4	3.7	(2.8)	12.4
Letter of credit expense	1.7	2.2	3.4	4.3	7.5	8.6
Transaction costs related to debt	1.2	—	1.2	—	1.2	—
Permitted dispositions and other	—	—	0.1	0.3	0.2	0.3
Equity-based compensation expense	1.0	1.0	3.3	3.3	5.3	5.0
Non-union pension settlement charge	—	—	0.1	—	12.2	64.4
Other, net	0.2	0.5	0.5	1.2	0.5	2.3
Expense amounts subject to 10% threshold(b):
Department of Defense settlement charge	—	—	—	5.3	—	5.3
Other, net	5.5	4.6	8.0	8.2	19.2	19.6
Adjusted EBITDA prior to 10% threshold	7.0	145.9	41.3	197.9	186.5	406.7
Adjustments pursuant to TTM calculation(b)	(2.5)	—	(2.5)	—	(2.5)	—
Adjusted EBITDA	$4.5	$145.9	$38.8	$197.9	$184.0	$406.7

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

Financial Condition, Liquidity and Capital Resources

The following sections provide aggregated information regarding our financial condition, liquidity and capital resources. As of June 30, 2023, and December 31, 2022, our total debt was $1,477.4 million and $1,538.0 million, respectively.

Liquidity

Our principal sources of liquidity are cash and cash equivalents, any prospective net cash flow from operations and available borrowings under our ABL Facility. As of June 30, 2023, our cash and cash equivalents, exclusive of restricted amounts held in escrow, was $112.8 million.

As of June 30, 2023, our Availability under our ABL Facility was $44.8 million, and our Managed Accessibility (as defined below) was $4.4 million. Availability is calculated by reducing the amount that may be advanced against eligible receivables plus eligible borrowing base cash by certain reserves imposed by the ABL Agent and our $359.3 million of outstanding letters of credit. Our Managed Accessibility represents the maximum amount we would access on the ABL Facility and is adjusted for eligible receivables plus eligible borrowing base cash measured as of June 30, 2023. The credit agreement governing the ABL Facility permits adjustments from eligible borrowing base cash to restricted cash prior to the compliance measurement date of July 14, 2023. As of July 14, 2023, we had less than 10% of the borrowing line in eligible receivables and moved $15.0 million of cash into restricted cash, as permitted under the ABL Facility, which effectively put our cash and cash equivalents and Managed Accessibility to $102.2 million as of the report date.

As of December 31, 2022, our Availability under our ABL Facility was $47.7 million, and our Managed Accessibility was $6.7 million. Cash and cash equivalents and Managed Accessibility totaled $241.8 million as of December 31, 2022.

The table below summarizes cash and cash equivalents and Managed Accessibility as of June 30, 2023 and December 31, 2022:

(in millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$112.8	$235.1
Less: amounts placed into restricted cash subsequent to period end	(15.0)	—
Managed Accessibility	4.4	6.7
Total cash and cash equivalents and Managed Accessibility	$102.2	$241.8

As detailed in Footnote 3 to the financial statements, the Company has current debt with a par value of $1,303.8 million, of which $566.8 million has a stated maturity date of June 30, 2024 and $737.0 million has a stated maturity date of September 30, 2024. However all of this current debt, as a result of the Company projecting a violation of UST Loans covenants for the September 30, 2023 period with no covenant waiver.

Beginning in the fourth quarter of 2022 and continuing through the second quarter 2023, the freight industry and the Company experienced a period over same period decline in freight volumes. The related economic impact of this decline, coupled with the delay in the implementation of Phase Two, has negatively impacted our current and forecasted liquidity levels. As freight volumes began to decline in the fourth quarter of 2022, to maintain adequate liquidity, the Company took actions including layoffs, non-union reductions in workforce, reductions in capital expenditures, and has sought deferment of payments to various parties, including payments to our multiemployer health, welfare, and pension funds.

The decline in freight volumes and the ongoing delay in the implementation of Phase Two negatively impacted income and EBITDA in 2023. Under each of our debt agreements we are required to maintain at least $200.0 million in Consolidated EBITDA on a trailing-twelve-month (“TTM”) basis measured each quarter until maturity. In anticipation of not meeting this covenant for the second quarter the Company has worked with our lenders to amend each of our debt agreements to waive the Adjusted EBITDA covenant. The covenant is waived for the Term Loan for quarters ending June 30, 2023, and September 30, 2023, and for the UST Loans for the quarter ending June 30, 2023. As a result of these amendments to waive this covenant, we remain in compliance with our debt covenants on June 30, 2023.

Although our UST Loans are not due until September 30, 2024, we are not projecting to be in compliance with the Adjusted EBITDA covenant for the quarter ending September 30, 2023 and without a waiver of the Consolidated EBITDA covenant for the quarter ending September 30, 2023 we have classified the UST Loans as current for the period ending June 30, 2023 in accordance with GAAP.

As a result of deferring payment to certain of our union health and welfare, and pension funds on July 15, 2023, those funds determined to cease certain benefits coverage. On July 17, 2023, the IBT cited that cessation as its basis to issue a 72-hour strike notice, and that such strike activity shall commence any time on or after Monday July 24, 2023. On July 23, 2023, these certain union health, welfare and pension funds determined to extend health care benefits coverage for 30 days; the IBT then recalled the strike notice. However, the threat of a strike led to drastic and unprecedented shipment declines the week of July 17 as customers needed to ensure their shipments could be serviced without interruption and not caught up in a strike of undetermined length. The significant negative impact on cash flows resulting from the diversion of freight to other carriers, in addition to the forecasted payment of the deferred union health, welfare and pension fund payments, resulted in the Company projecting to fall below the $35 million minimum liquidity requirement under the amended debt agreements.

As discussed further in Note 8- Subsequent Events, on August 6, 2023 (the “Petition Date”), the Company and certain of its subsidiaries (collectively, the “Company Parties”) commenced a voluntary petition (the “Chapter 11 Cases”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The commencement of the Chapter 11 Cases constitutes an event of default or termination event under all debt agreements of the Company. Accordingly, the Company has classified all its outstanding debt as a current liability on its unaudited Interim Consolidated Balance Sheets as of June 30, 2023.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against the Company Parties, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company Parties' property. Subject to certain exceptions under the Bankruptcy Code, the filing of the Company Parties' Chapter 11 Cases also automatically stayed the filing of most legal proceedings and other actions against or on behalf of the Company Parties or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Company Parties' bankruptcy estates, unless and until the Court modifies or lifts the automatic stay as to any such claim.

In accordance with ASC Subtopic 205-40, Presentation of Financial Statements-Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Management considered the Company’s current financial condition and liquidity sources, including cash and managed accessibility, forecasted future cash flows and the Company’s obligations due before August 2, 2024. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to significant uncertainty. While operating as a debtor-in-possession entity pursuant to the Bankruptcy Code, we may sell, or otherwise dispose of or liquidate, assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying unaudited Interim Consolidated Financial Statements. Further, a Chapter 11 plan of reorganization is likely to materially change the amounts and classifications of assets and liabilities reported in our unaudited Interim Consolidated Balance Sheet as of June 30, 2023. In performing this evaluation, we concluded that under the standards of ASC 205-40, substantial doubt exists about our ability to continue as a going concern due to the risks and uncertainties surrounding the Chapter 11 Cases, the defaults under our debt agreements and our financial condition. Our future plans, including those in connection with the Chapter 11 Cases, are not yet finalized, fully executed or approved by the Bankruptcy Court, and therefore cannot be deemed probable of mitigating this substantial doubt within 12 months of the date of issuance of these financial statements. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. As required under ASC 205-40, Management’s evaluation does not take into consideration the potential mitigating effect of Management’s plans that have not been fully implemented or are not within control of the Company, including amending, restructuring or refinancing our debt or entering into other financing arrangements.

A potential result of the Company ceasing its ongoing contributions in the multi-employer pension plan funds in which our union employees participate (the “MEPP Funds”) is exposure to penalties including potential withdrawal liabilities from those MEPP Funds. The assertion and communication of a withdraw liability by the MEPP Funds would result in a material adverse effect on the Company’s liability balances, as the estimated withdrawal liabilities which may be asserted are in excess of $6.5 billion. It is unclear by what extent this amount may be reduced by the American Rescue Plan Special Financial Assistance Program that has awarded over $50 billion in financial assistance to funds, including many of the MEPP Funds.

Covenants

Pursuant to our existing debt agreements, the Company is required to maintain a trailing twelve month Adjusted EBITDA of $200.0 million through the maturity of those agreements. On July 7, 2023, but effective as of June 30, 2023, the Company and certain of its subsidiaries entered into Amendment No. 3 and Limited Waiver to the Amended and Restated Credit Agreement (“Amendment No. 3”), which further amended its Amended and Restated Credit Agreement (as previously amended by that certain Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of April 7, 2020 and that certain Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of July 7, 2020, and as amended by Amendment No. 3, the “A&R Credit Agreement”), dated as of September 11, 2019, by and among the Company, certain of the Company’s subsidiaries party thereto, the lenders party thereto and Alter Domus Products Corp., as administrative agent and collateral agent. Amendment No.

3, among other things, provides for a waiver of the minimum Consolidated EBITDA financial covenant set forth in the A&R Credit Agreement for the covenant testing periods ending on June 30, 2023, and September 30, 2023.

On July 7, 2023, the Company entered into a Waiver Agreement (the “Waiver”) under (i) that certain UST Tranche A Term Loan Credit Agreement (the “Tranche A UST Credit Agreement”) with The Bank of New York Mellon, as administrative agent and collateral agent, and (ii) that certain UST Tranche B Term Loan Credit Agreement (the “Tranche B UST Credit Agreement” and together with the Tranche A UST Credit Agreement, the “UST Credit Agreements”) with The Bank of New York Mellon, as administrative agent and collateral agent. The Waiver provides for a waiver of the minimum Consolidated EBITDA financial covenant set forth in the UST Credit Agreements for the covenant testing period ending on June 30, 2023.

All capitalized terms used above but not defined herein shall have the meaning ascribed to such terms in the A&R Credit Agreement and UST Credit Agreements. The foregoing description is qualified in its entirety by the full text of the Waiver.

Cash Flows

For the first half of 2023 and 2022:

	First Half
(in millions)	2023	2022
Net cash provided by (used in) operating activities	$7.7	$36.6
Net cash provided by (used in) investing activities	(42.1)	(63.2)
Net cash provided by (used in) financing activities	(72.2)	(13.0)

Operating Cash Flow

Cash provided by operating activities was $7.7 million during the first half of 2023, compared to $36.6 million provided during the first half of 2022. The decrease in cash provided was primarily attributable to a $101.8 million increase in net loss which includes a $67.7 million increase in gains on property disposals. Additionally, the Company experienced changes in working capital, including a $185.2 million increase in accounts receivable collected and a $28.2 million increase in cash due to other operating liabilities primarily related to lower short term incentive payments, partially offset by an increase in cash used of $75.9 million in accounts payable.

Investing Cash Flow

Cash used in investing activities was $42.1 million during the first half of 2023 compared to $63.2 million of cash used during the first half of 2022. The decrease of $21.1 million in cash used was primarily driven by a decrease in cash outflows on revenue equipment acquisitions.

Financing Cash Flow

Cash used in financing activities was $72.2 million during the first half of 2023, compared to $13.0 million used during the first half of 2022. The increase in cash used by financing activities for the first half of 2023 as compared to 2022 was primarily related to the paydown of our A&R CDA.

Capital Expenditures

Our capital expenditures for the first half of 2023 and 2022 were $45.6 million and $72.6 million, respectively. These amounts were principally used to fund the purchase of revenue equipment, to improve our technology infrastructure and to refurbish engines for our revenue equipment fleet.

Contractual Obligations and Other Commercial Commitments

The following sections summarize consolidated information regarding our contractual cash obligations and other commercial commitments for any updates for material changes during the reporting period ended June 30, 2023.

Contractual Cash Obligations

The Company has completed a review of our material cash requirements to analyze and disclose material changes, if any, in those requirements between those expected cash outflows as of December 31, 2022, as detailed in the Form 2022 10-K, and those as of June 30, 2023.

All changes in our cash requirements for cash outflows that we are contractually obligated to make were considered by the Company and determined to be reasonably expected based upon our prior financial statement disclosures or in the ordinary course of business.

Other Commercial Commitments

The Company has completed a review of our other commercial commitments in order to analyze and disclose material changes, if any, in those commitments between those as of December 31, 2022, as detailed in the 2022 Form 10-K, and those as of June 30, 2023. As a result, the Company determined that there were no material changes to disclose.

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

Item 4. Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of June 30, 2023 and has concluded that our disclosure controls and procedures were effective as of June 30, 2023.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” note to our consolidated financial statements included with this quarterly report on Form 10-Q, and that discussion is incorporated by reference herein.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

If our relationship with our employees and unions were to deteriorate, we may be faced with increased labor costs, labor disruptions or stoppages or general uncertainty by our customers, which could have a material adverse effect on our business, financial condition, results of operations and cash flows, result in a loss of customers, and place us at a disadvantage relative to competitors.

Each of our operating subsidiaries has employees who are represented by the IBT. These employees represented approximately 82% of our workforce on December 31, 2022. Salaries, wages, and employee benefits for both union and non-union employees compose over half of our operating costs, which for union employees include multi-employer pension and health and welfare plans. The labor and benefit expenses associated with the union employees are subject to regular negotiation with the IBT, primarily upon the expiration of union labor agreements. Each of our YRC Freight, New Penn, Holland and Reddaway subsidiaries employ most of their unionized employees under the terms of a common master collective bargaining agreement and related supplemental agreements that remain in effect through March 31, 2024. The IBT also represents a number of employees at YRC Freight in Canada under more localized agreements, which have wages, benefit contributions and other terms and conditions that we believe better fit the cost structure and operating models of this entity.

The collective bargaining agreements also include work rules that govern certain aspects of our operations, including limiting the scope of changes we can make to our operations. The changes necessary to execute our One Yellow Super-Regional strategy are limited, in part, by the collective bargaining agreement. Lack of an agreement with the IBT on the changes needed to execute One Yellow would have a material adverse effective on our business, financial condition, liquidity and results of operations.

Our subsidiaries are regularly subject to grievances, arbitration proceedings and other claims concerning alleged past and current non-compliance with applicable labor laws and collective bargaining agreements. We cannot predict the outcome of any of these matters. These matters, if resolved in a manner unfavorable to us, could have a material adverse effect on our business, financial condition, liquidity and results of operations.

In certain instances, a Chapter 11 case may be converted to a case under chapter 7 of the Bankruptcy Code.

If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Company Parties, the Bankruptcy Court may convert our anticipated Chapter 11 bankruptcy case to a case under chapter 7 of the Bankruptcy Code. In such event, a chapter 7 trustee would be appointed or elected to liquidate the Company Parties’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. The Company Parties believe that liquidation under chapter 7 would result in significantly smaller distributions being made to the Company Parties’ creditors than those provided for in a Chapter 11 plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner the Company Parties’ businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

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

YELLOW CORPORATION

Date: August 14, 2023	/s/ Darren D. Hawkins
Darren D. Hawkins
Chief Executive Officer

Date: August 14, 2023	/s/ Daniel L. Olivier
Daniel L. Olivier
Chief Financial Officer